Form 10QSB
period 2002-09-30
MERRITT VENTURES CORP
filed 2002-11-25
CIK 1166338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]    Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
         Exchange  Act  of  1934

         For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[  ]     Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
         Act  of  1934

         For  the  transition  period                   to


         Commission  File  Number          000-50033
                                           ---------

                             MERRITT VENTURES CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                    91-2147049
-------------------------------           ----------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation  or  organization)


810  PEACE  PORTAL  DRIVE,  SUITE  201
BLAINE,  WASHINGTON                       98230
--------------------------------------    -----
(Address of principal executive offices)  (Zip Code)

Issuer's  telephone  number,
  including  area  code:                  360-332-1752
                                          ------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,437,500 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 15, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                             (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                             SEPTEMBER 30     DECEMBER 31
                                2002             2001
--------------------------------------------------------------------------------
                             (Unaudited)      (Audited)
ASSETS

Current
  Cash                       $  11,246   $ 55,205
==================================================

LIABILITIES

Current
  Accounts payable           $   1,001   $  1,500
  Due to shareholder                 -      1,000
                             ---------------------


                                 1,001      2,500
                             ---------------------


SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares
    with a par value of
    $0.001 per share

  Issued:
    7,437,500 common shares      7,438      7,438

  Additional paid-in capital    61,312     61,312

Deficit Accumulated During
 The Exploration Stage         (58,505)   (16,045)
                             ---------------------




                                10,245     52,705
==================================================
                             $  11,246   $ 55,205
==================================================



                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------
                                             NINE       INCEPTION     INCEPTION
                                            MONTHS     FEBRUARY 20   FEBRUARY 20
                     THREE MONTHS ENDED     ENDED       2001 TO        2001 TO
                       SEPTEMBER 30      SEPTEMBER 30 SEPTEMBER 30  SEPTEMBER 30
                    2002        2001         2002        2001           2002
------------------------------------------------------------------------------------------

Expenses
  Rent                            $      750  $      600  $    2,000  $      800  $ 3,440
  Professional fees                    1,345       1,500      28,027       7,547   37,914
  Regulatory fees                          -           -       1,229           -    1,229
  Administrative fees                  1,500           -       5,000           -    5,000
  Office and sundry                    1,232          46       1,458         191    2,106
  Mineral property option payments         -           -           -           -    1,000
  Exploration expenses                     -           -       4,746       3,110    7,856
                                  --------------------------------------------------------
Net Loss For
 The Period                            4,827       2,146      42,460      11,648  $58,505
                                                                                  ========
Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period                  53,678       9,502      16,045           -
                                  -----------------------------------------------
Deficit Accumulated During
 The Exploration Stage,
 End Of Period                    $   58,505  $   11,648  $   58,505  $   11,648
=================================================================================
Net Loss Per Share                $     0.01  $     0.01  $     0.01  $     0.01
=================================================================================


Weighted Average
 Number Of Shares
 Outstanding                       7,437,500   7,212,853   7,437,500   6,119,741
=================================================================================





                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




-----------------------------------------------------------------------------------------------
                                                          NINE        INCEPTION     INCEPTION
                                                          MONTHS      FEBRUARY 20  FEBRUARY 20
                                    THREE MONTHS ENDED    ENDED        2001 TO      2001 TO
                                       SEPTEMBER 30     SEPTEMBER 30 SEPTEMBER 30  SEPTEMBER 30
                                    2002        2001       2002        2001        2002
-----------------------------------------------------------------------------------------------

Cash Flows From
 Operating Activities
  Net loss for the period          $ (4,827)  $(2,146)  $(42,460)  $(11,648)  $(58,505)

Adjustments To Reconcile
 Net Loss To Cash Used
 By Operating Activities
  Change in accounts
   payable                           (7,022)        -          1          -      1,001
  Change in due to
   shareholder                       (1,000)        -          -          -          -
                                     --------------------------------------------------


                                    (12,849)   (2,146)   (43,959)   (11,648)   (57,504)
                                     --------------------------------------------------


Cash Flows From
 Financing Activity
  Issue of share capital                  -    23,750          -     48,750     68,750
                                     --------------------------------------------------


Increase (Decrease) In
 Cash                               (12,849)   21,604    (43,959)    37,102     11,246

Cash,
 Beginning Of Period                 24,095    15,498     55,205          -          -
                                     --------------------------------------------------


Cash,
 End Of Period                     $ 11,246   $37,102   $ 11,246   $ 37,102   $ 11,246
=======================================================================================

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                               COMMON STOCK
                     ----------------------------  DEFICIT
                                                   ACUMULATED
                     NUMBER OF         ADDITIONAL  DURING THE
                     COMMON     PAR    PAID-IN     EXPLORATION
                     SHARES    VALUE   CAPITAL     STAGE      TOTAL
                    -------------------------------------------------
Shares issued for
 cash at $0.001     5,000,000  $5,000  $      -  $      -   $  5,000

Shares issued for
 cash at $0.01      2,000,000   2,000    18,000         -     20,000

Shares issued for
 cash at $0.10        437,500     438    43,312         -     43,750

Net loss for
 the period                 -       -         -   (16,045)   (16,045)
                    -------------------------------------------------


Balance, December
 31, 2001           7,437,500   7,438    61,312   (16,045)    52,705

Net loss for
 the period                 -       -         -   (42,460)   (42,460)
                    -------------------------------------------------
Balance, September
 30, 2002           7,437,500  $7,438  $ 61,312  $(58,505)  $ 10,245
                    =================================================





                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


2.     MINERAL  PROPERTY  OPTION

By an agreement dated December 28, 2001, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In  order  to  earn  its  interest,  the  Company  is  required  to:

i)   pay  US$1,000  on  execution  of  the  agreement  (paid);
ii) incur an aggregate of US$115,000 on exploration expenditures, comprising US$5,000 by June 30, 2002, US$10,000 on or before June 30, 2003, and
     US$100,000  on  June  30,  2004.


3.     CONTINGENCY

The Company has acquired an option to earn a 100% interest in a mineral property. In order to maintain the option, the Company must satisfy the terms of the option agreement described in Note 3.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on February 20, 2001 under the laws of the state of Nevada. We acquired an option to acquire a 100% interest in four mineral claims located in the Vernon Mining Division in the Province of British Columbia, Canada from Michael H. Sanguinetti in April 2001. We refer to these mineral claims as the Zumar mineral claims. Zumar is derived from the name of the vein discovered in 1979 in the Vernon Mining Division. We presently plan to do preliminary exploration work to search for economic mineralization on these claims. To date we have not generated any operating revenues and have no operating history.

Our proposed exploration program is designed to explore for commercially exploitable deposits of gold and silver minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of gold or silver on these mineral claims. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

We have completed a Phase I exploration program on the property, and at the recommendation of our geologist, we plan to conduct a Phase II exploration program by the Spring of 2003.

OPTION  AGREEMENT

Mr. Sanguinetti granted us the sole and exclusive right and option to acquire a 100% undivided interest in and to the Zumar mineral claims. The option was exercised upon payment by us of $1,000 upon execution of the option agreement. Under an amendment to this option agreement executed on December 28, 2002, we are also obligated to incur exploration expenditures in increments of up to $115,000 on the Zumar property as set forth below:

a)  $5,000,  payable  on  or  before  June  30,  2002;
b)  $10,000,  payable  on  or  before  June  30,  2003;  and
c)  $100,000,  payable  on  or  before  June  30,  2004.

In the event we incur exploration expenditures, in any of the above periods, less than the specified sum, we may pay to Mr. Sanguinetti, at our option, the difference between the amount we actually spent and the specified sum required under the option agreement. Such amount would be paid prior to the expiration of that period, thus satisfying the Exploration Expenditures required for that period. In the event that we spend, in any period, more than the specified sum, the excess shall be carried forward and applied to the Exploration Expenditures to be incurred in succeeding periods.

As at September 30,2002, we have completed total exploration expenditures in the amount of $7,856. Thus, prior to June 30, 2003, we will need to complete exploration expenditures in the amount of $7,144 to keep our option agreement in good standing. We plan to complete the Phase II of our exploration program in the Spring of 2003 at a planned cost of $10,500, thus meeting these expenditure requirements.

We are also obligated to pay royalties of two percent to Mr. Sanguinetti. Such royalties are based upon net smelter returns. These are actual proceeds received from any mint, smelter or other purchaser for the sale of bullion, concentrates or ores produced from the Zumar property and sold, after deducting from such proceeds certain charges. Upon the payment of royalties of $1,000,000, the royalties shall cease.

RECORDING  OF  THE  ZUMAR  MINERAL  CLAIMS

The Zumar mineral claims were recorded with the Province of British Columbia, Canada under the following names and claim numbers:

     NAME  OF  MINING  CLAIM     TAG  NUMBER     TENURE  NUMBER

     Zumar  1                    624326          384330
     Zumar  2                    624327          384331
     Zumar  3                    624328          384332
     Zumar  4                    624329          384333


These mineral claims are owned by Mr. Sanguinetti and carry an expiration date of February 24, 2004. Mr. Sanguinetti is the legal and beneficial owner of title to the mineral claims, and no other person or entity has any interest in the mineral claims. The mineral rights included within our option agreement are limited to the ground underlying the Zumar property. The surface rights belong to the Canadian government and private landowners.

If we fail to complete work on our mineral claims in the minimum required amount, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims.


PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Zumar mineral claim to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended within the geological report. We anticipate that the cost of phase two of the recommended geological exploration program will cost approximately $10,500. We had cash of $11,246 at Sept 30, 2002. Although we may have sufficient resources to cover the second phase of our exploration, the directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including any professional fees.

Mr. Leonard Gal, our geologist, has completed the first phase of the work program. We have determined to proceed with phase 2 based on the results of phase 1 and the recommendation of the geologist. Phase 2, however, will not happen until the spring or summer season of 2003. After late November, the temperatures are very cold and there is substantial snowfall thus preventing us from conducting any work programs. We anticipate that we will receive the results of phase 2 of the exploration during the fall of next year. Upon completion of phase two of the work program and receipt of those results, we will evaluate the recommendations made by Mr. Leonard Gal as contained in his geological report.

We anticipate that we will incur the following expenses over the next twelve months:

1. $10,500 in connection with the completion of phase 2 of our recommended geological work program; and

2. $5,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  SEPTEMBER  30,  2002

We did not earn any revenues during the period ending June 30, 2002. We incurred a loss in the amount of $58,505 for the period from inception to June 30, 2002. For the nine months ending September 30, 2002, our loss was $42,460. Our losses have been attributable entirely to operating expenses.

We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $58,505 for the period from inception on February 20, 2001 to September 30, 2002. These operating expenses included: (a) payment of $1,000 in connection with our option payment obligations, (b) payments of $7,856 for exploration costs in connection of the Zumar mineral claim; and (c) professional fees in the amount of $37,914 in connection with our corporate organization. For the nine month period ending September 30, 2002, our operating expenses have totaled $42,260. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase two of our geological exploration program and the professional fees to be incurred in connection with ongoing public reporting requirements under the Exchange Act.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $11,246 as of September 30, 2002, and had working capital of $10,245 as of September 30, 2002. Phase 2 of the recommended work program is estimated to cost $10,500 and will consume a substantial portion of our working capital. Although we may have sufficient resources to cover the second phase of our exploration, the directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including any professional fees. Since such arrangements are oral, no specific terms have been established between the company and the directors who would be advancing such funds.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Lorrie Ann Archibald and Chief Financial Officer, Gordon F. Burley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  2.  CHANGES  IN  SECURITIES

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ------------------------------------------------------------
99.1  and 99.2      Certifications  of  Chief  Executive  Officer  and  Chief
                    Financial  Officer pursuant to pursuant to 18 U.S.C. Section
                    1350,  as  adopted  pursuant  to  Section  906  of  the
                    Sarbanes-Oxley  Act  of  2002  (1)

--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K


None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT  VENTURES  CORP.

Date:  November  22,  2002



By:  /s/ Lorrie  Ann  Archibald
     --------------------------
     Lorrie  Ann  Archibald
     President,
     Chief  Executive  Officer  and
     Director

                                 CERTIFICATIONS

I, Lorrie Ann Archibald, Chief Executive Officer of Merritt Ventures Corp. (the "Registrant"), certify that;

(1)  I  have  reviewed  this  quarterly report on Form10-QSB of Merritt Ventures
     Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  22,  2002         /s/ Lorrie Ann Archibald
                                   ___________________________________
                                   (Signature)

                                   PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER

                                 CERTIFICATIONS

I,  Gordon  F.  Burley,  Chief Financial Officer of Merrritt Ventures Corp. (the
"Registrant"),  certify  that;

(1)  I  have  reviewed  this  quarterly report on Form10-QSB of Merritt Ventures
     Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  22,  2002         /s/ Gordon  F.  Burley
                                   ___________________________________
                                   (Signature)

                                   CHIEF  FINANCIAL  OFFICER