Form 10KSB
period 2002-12-31
MERRITT VENTURES CORP
filed 2003-04-11
CIK 1166338

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2002
                                    -------------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-50033
                       ---------

                             MERRITT VENTURES CORP.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                            91-2147049
----------------                            ----------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or  organization)            Identification  Number)

810  Peace  Portal  Drive,  Suite  201
Blaine,  Washington                          98230
-------------------                          -----
(Address  of principal executive offices)    (Zip Code)

Registrant's  telephone  number,
 including  area  code:                      (360)  332-1752
                                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 shares of common stock

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ]  No

Check  if there is no disclosure of delinquent filers in response to Item 405 of

Regulation  S-B  is  not  contained  in  this  form,  and  no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  2002  were  $NIL

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2002 is: $743,750.00

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 7,437,500.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]   No [X ]

                                     PART I

                                     ------

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

We have completed a Phase I exploration program on the property, and at the recommendation of our geologist, we plan to conduct a Phase II exploration program in the Spring of 2003.

Option  Agreement

Mr. Sanguinetti granted us the sole and exclusive right and option to acquire a 100% undivided interest in and to the Zumar mineral claims. The option was exercised upon payment by us of $1,000 upon execution of the option agreement. Under an amendment to this option agreement executed on December 28, 2002, we are also obligated to incur exploration expenditures in increments of up to $115,000 on the Zumar property as set forth below:

a)  $5,000,  on  or  before  June  30,  2002;
b)  $10,000,  on  or  before  June  30,  2003;  and
c)  $100,000,  on  or  before  June  30,  2004.

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

As of December 31,2002, we have completed total exploration expenditures in the amount of $7,856. Thus, prior to June 30, 2003, we will need to complete exploration expenditures in the amount of $7,144 to keep our option agreement in good standing. We plan to complete the Phase II of our exploration program in the Spring of 2003 at a planned cost of $10,500, thus meeting these expenditure requirements.

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

Employees

We  have no employees as of the date of this report other than our two officers.

We conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

Risks  Related  To  Our  Financial  Condition  And  Business  Model

If  we  do  not  obtain  additional  financing,  our  business  will  fail

Our current operating funds are not adequate to complete phase two of our planned exploration of the mineral claims. As of December 31, 2002, we had cash in the amount of $2,642. We have no income. Phase II of our exploration program will commence in the Spring of 2003 at a planned cost of $10,500 Our business plan calls for significant expenses in connection with the exploration of our optioned mineral claims, and the development of these mineral claims if our exploration indicates that they possess commercially exploitable mineral reserves. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. We will require additional financing in order to carry out phase two of the recommended exploration program on the Zumar mineral claims and to complete a more extensive exploration program. We will also require additional financing if the costs of the exploration of our optioned mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including any professional fees. Since such arrangements are oral, no specific terms have been established between the company and the directors who would be advancing such funds.


If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution

The most likely source of future financing presently available to us is through the sale of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.


If we do not conduct mineral exploration on our optioned mineral claims or pay fees in lieu of mineral exploration, then these mineral claims will lapse

We must complete mineral exploration work on the Zumar mineral claims in order to maintain our option to acquire the claims. In addition, we must make filings with the Canadian regulatory authorities regarding the work completed or pay filing fees in lieu of completing work on these claims. If we do not conduct any mineral exploration on our optioned claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims. We must complete an additional $7,144 in exploration expenditures by June 30, 2003 to maintain our option. The expiration date of the mineral claims is currently February 24, 2004. We must file exploration work with authorities by that date.

Because  we  have  not  commenced  business  operations,  we face a high risk of business  failure

We have just begun the initial stages of our business plan and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on February 20, 2001 and to date have been involved primarily in organizational activities, the acquisition of our option on the Zumar mineral claims, obtaining a geological report and completing a preliminary phase of exploration work on these claims. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

The  search  for  valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold and silver in our optioned mineral claims. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the upcoming exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages if and when we conduct mineral exploration activities

The search for valuable minerals involves numerous hazards. As a result, if and when we conduct exploration activities we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.


Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully obtain commercial production

Our optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Zumar mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because access to our optioned mineral claims may be restricted by inclement weather, we may be delayed in our future exploration

Access to the Zumar mineral claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in future exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

Because we are an exploration stage company, our business has a high risk of failure

As noted in our financial statements, we are an exploration stage company that has incurred a net loss of $63,358 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These conditions, as indicated in the audit report of Morgan & Company, Chartered Accountants, raise substantial doubt as to our continuance as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.



Risks  Related  To  Our  Market  and  Strategy

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.
Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

Because our president and secretary have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Ms. Archibald, our president, and Mr. Burley, our secretary, provide their services on a part-time basis. Our officers may pursue other business activities, provided that these other activities do not interfere with Ms. Archibald and Mr. Burley's obligations to us. Ms. Archibald and Mr. Burley devote their full-time attention to other business pursuits. It is therefore possible that over time, Ms. Archibald and Mr. Burley may not be able to devote sufficient time to the management of our business, as and when needed.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Ms. Archibald and Mr. Burley, our executive officers and directors, do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

Risks  Related  To  Legal  Uncertainty

As we undertake exploration of our optioned mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the Mining Act of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program.

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production

If the results of our geological exploration program indicate commercially exploitable reserves, and we decide to pursue commercial production of our mineral claim, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

We acquired an option to own a 100% interest in the Zumar mineral claims. We do not own any property other than our option to acquire a 100% interest in the Zumar mineral claims.

We currently rent a small office space at Suite 201 - 810 Peace Portal Drive, Blaine, Washington, 98230. We lease this space based upon a verbal, month-to-month sublease agreement with Worldbid Corp. at a rate of $200 per month.


ITEM  3.     LEGAL  PROCEEDINGS

We  are  not  currently  a  party  to  any  legal  proceedings.

Our agent for service of process in Nevada is Michael A. Cane, Esq., Cane & Company, LLC, 2300 West Sahara Avenue, Suite 500, Box 18, Las Vegas, Nevada 89102.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal year ended December 31, 2002.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

Market  Information

There is presently no public market for our common stock. vFinance Investments, Inc. has made an application for quotation of our common stock on the NASD over the counter bulletin board. However, we can provide no assurance that our shares will be quoted on the bulletin board or, if quoted, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders  of  Our  Common  Stock

As of the date of this annual report, we had twenty-five (25) registered shareholders.

Recent  Sales  of  Unregistered  Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended
December  31,  2002.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or

     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Plan  of  Operations

Our business plan is to proceed with the exploration of the Zumar mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by our geologist Mr. Leonard Gal (the "Geologist"). We anticipate that the cost of phase two of the recommended geological exploration program will cost approximately $10,500. We had cash of $2,642 at December 31, 2002. Given that we have insufficient resources to cover the second phase of our exploration, the directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees.

We have completed the first phase of the work program. We have determined to proceed with phase 2 based on the results of phase 1 and the recommendation of the geologist. Phase 2, however, will not happen until the spring or summer season of 2003. After late November, the temperatures are very cold and there is substantial snowfall thus preventing us from conducting any work programs. We anticipate that we will receive the results of phase 2 of the exploration during the fall of next year. Upon completion of phase two of the work program and receipt of those results, we will evaluate the recommendations made by the Geologist. We anticipate that we will incur the following expenses over the next twelve months:

1. $10,500 in connection with the completion of phase 2 of our recommended geological work program; and

2. $5,000 for operating expenses, including professional legal and accounting expenses.

Results  of  Operations  for  Period  Ending  December  31,  2002

We did not earn any revenues during the fiscal year ended December 31, 2002. We incurred a loss in the amount of $65,358 for the period from inception to December 31, 2002. Our net loss for the fiscal year ended December 31, 2002 was $49,313, compared to a net loss of $16,045 for year ended December 31, 2001. Our losses have been attributable entirely to operating expenses.

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

We incurred operating expenses in the amount of $65,358 for the period from inception on February 20, 2001 to December 31, 2002. These operating expenses included: (a) payment of $1,000 in connection with our option payment obligations, (b) payments of $7,856 for exploration costs in connection of the Zumar mineral claim; and (c) professional fees in the amount of $42,081 in connection with our corporate organization. We incurred operating expenses in the amount of $49,313 for the fiscal year ended December 31, 2002, compared to operating expenses in the amount of $16,045 for the year ended December 2001. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase two of our geological exploration program and the professional fees to be incurred in connection with ongoing public reporting requirements under the Exchange Act.

Liquidity  and  Capital  Resources

We had cash of $2,642 as of December 31, 2002, compared to cash of $55,205 as of December 2001. We had working capital of $3,392 as of December 31, 2002, compared to working capital of $52,705 as of December 2001. Phase 2 of the recommended work program is estimated to cost $10,500 and will consume all of our working capital. We do not have sufficient resources to cover the second phase of our exploration. The directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees. Since such arrangements are oral, no specific terms have been established between the company and the directors who would be advancing such funds.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Forward  Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.


ITEM  7.     FINANCIAL  STATEMENTS

Index  to  Financial  Statements:

1.   Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2002, including:

     a.   Balance  Sheets  as  at  December  31,  2002  and  2001;

     b. Statements of Loss and Deficit for the years ended December 31, 2002 and 2001;

     c. Statements of Cash Flows for the years ended December 31, 2002 and 2001;


     d. Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001;

     e.   Notes  to  Financial  Statements.

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2002
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT




To the Shareholders and Directors of Merritt Ventures Corp.
(An  exploration  stage  company)


We have audited the balance sheets of Merritt Ventures Corp. (an exploration stage company) as at December 31, 2002 and 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended December 31, 2002, for the period ended December 31, 2001, and for the period from inception, February 20, 2001, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the periods ended December 31, 2002 and 2001, and for the period from inception, February 20, 2001, to December 31, 2002 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company incurred a net loss of $65,358 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                                    /s/ Morgan  &  Company
March  25,  2003                                          Chartered Accountants

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



--------------------------------------------------------

                                         DECEMBER  31
                                      2002       2001
--------------------------------------------------------

ASSETS

Current
  Cash                              $  2,642   $ 55,205
  Prepaid expenses                       750          -
                                  ----------------------

                                    $  3,392   $ 55,205
========================================================
LIABILITIES

Current
  Due to shareholder                $      -   $  1,000
  Accounts payable                         -      1,500
                                  ----------------------
                                           -      2,500
                                  ----------------------
SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with
    a par value of $0.001 per share

  Issued:
    7,437,500 common shares            7,438      7,438

  Additional paid-in capital          61,312     61,312

  Deficit Accumulated During
  The Exploration Stage              (65,358)   (16,045)
                                  ----------------------
                                       3,392     52,705
                                  ----------------------
                                    $  3,392   $ 55,205
========================================================


                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)



------------------------------------------------------------------


                                        PERIOD FROM   PERIOD FROM
                                         INCEPTION     INCEPTION
                              YEAR      FEBRUARY 20   FEBRUARY 20
                              ENDED       2001 TO       2001 TO
                            DECEMBER 31 DECEMBER 31  DECEMBER 31
                               2002        2001         2002
------------------------------------------------------------------

Expenses
  Rent                        $    2,750  $    1,400  $ 4,150
  Professional fees               32,194       9,887   42,081
  Regulatory fees                  1,229           -    1,229
  Administrative fees              6,500           -    6,500
  Office and sundry                1,894         648    2,542
  Mineral property option
   payments                            -       1,000    1,000
  Exploration expenses             4,746       3,110    7,856
                              -------------------------------
-

Net Loss For The Period           49,313      16,045  $65,358
                                                      ========

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period               16,045           -
                              -----------------------
Deficit Accumulated During
 The Exploration Stage,
 End Of Period                $   65,358  $   16,045
===================================================
==
Basic And Diluted Loss
 Per Share                    $     0.01  $     0.01
=====================================================
Weighted Average Number
 Of Shares Outstanding         7,437,500   4,119,682
=====================================================

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



------------------------------------------------------------------
                                        PERIOD FROM   PERIOD FROM
                                         INCEPTION     INCEPTION
                               YEAR     FEBRUARY 20   FEBRUARY 20
                               ENDED       2001 TO      2001 TO
                             DECEMBER 31 DECEMBER 31  DECEMBER 31
                                2002       2001          2002
------------------------------------------------------------------
Cash Flows From Operating
Activities

  Net loss for the period     $(49,313)  $(16,045)  $(65,358)

Adjustments To Reconcile Net
Loss To Net Cash Used
By Operating Activities
  Change in accounts payable    (1,500)     1,500          -
  Change in due to shareholder  (1,000)     1,000          -
  Change in prepaid expenses      (750)         -       (750)
                              -------------------------------

                               (52,563)   (13,545)   (66,108)
                              -------------------------------

Cash Flows From Financing
Activity
  Issue of share capital             -     68,750     68,750
                              -------------------------------

  Increase (Decrease) In Cash  (52,563)    55,205      2,642

Cash, Beginning Of Period       55,205          -          -
                              -------------------------------

Cash, End Of Period           $  2,642   $ 55,205   $  2,642
=============================================================

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                DECEMBER 31, 2002
                            (Stated in U.S. Dollars)




                             COMMON STOCK     DEFICIT
                           -----------------  ACCUMULATED
                           NUMBER OF          ADDITIONAL  DURING THE
                           COMMON     PAR     PAID IN     EXPLORATION
                           SHARES    VALUE    CAPITAL     STAGE      TOTAL
                          -------------------------------------------------
Shares issued for cash
 at $0.001(T/O)           5,000,000  $5,000  $      -  $      -   $  5,000

Shares issued for cash
at $0.01(T/O)             2,000,000   2,000    18,000         -     20,000

Shares issued for cash
at $0.10(T/O)               437,500     438    43,312         -     43,750

Net loss for the period           -       -         -   (16,045)   (16,045)
                          -------------------------------------------------
Balance,
 December 31, 2001(T/O)   7,437,500   7,438    61,312   (16,045)    52,705

Net loss for
the year                          -       -         -   (49,313)   (49,313)
                          -------------------------------------------------

Balance,
December 31, 2002(T/O)    7,437,500  $7,438  $ 61,312  $(65,358)  $  3,392
                          =================================================


                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                            (Stated in U.S. Dollars)



1.     OPERATIONS

Organization

The  Company  was  incorporated  in the State of Nevada, U.S.A., on February 20,
2001.

Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $65,358 for the period from February 20, 2001 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

a)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i)   monetary  items  at  the  rate  prevailing  at the balance sheet date;
     ii)  non-monetary  items  at  the  historical  exchange  rate;
     iii) revenue and expense at the average rate in effect during the applicable accounting period.

d)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


3.     MINERAL  PROPERTY  OPTION

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


4.     CONTINGENCY

The Company has acquired an option to earn a 100% interest in a mineral property. In order to maintain the option, the Company must satisfy the terms of the option agreement described in Note 3.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.


                                    PART III
                                    --------


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Our  executive  officers  and directors and their respective ages as of December
31,  2002  are  as  follows:

Directors:


Name  of  Director          Age
----------------------     -----
Lorrie  Ann  Archibald      35
Gordon  Burley              65

Executive  Officers:

Name  of  Officer           Age       Office
--------------------       -----      -------
Lorrie  Ann  Archibald      35        President,  Chief  Executive  Officer
Gordon  Burley              65        Secretary,  Treasurer  and
                                      Chief  Financial Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Ms. Lorrie Ann Archibald is our president and chief executive officer and is a member of our board of directors. Ms. Archibald was appointed to our board of directors as our president and chief executive officer on February 20, 2001.

Ms. Archibald served as a stockbroker's sales assistant at Continental Securities (which became Yorkton Securities) from December of 1988 to September of 1992. From September of 1992 to February of 1999 she was a registered representative with Canaccord Capital Corp. (Investment Dealers). During the period from January 1997 to October 1998 she was also licensed with First
Securities (NASD member). During the period from December 1998 to her employment as President of the Company in February 2001, she was a self-employed investor. Since July of 2001 she also served as President and a Director of Nubio Ventures Inc., a non-reporting mineral exploration company that trades on the pink sheets. In June of 2001 she obtained a free minors license in the Province of British Columbia, Canada and since that date has been involved in the acquisition and disposition of mineral claims in British Columbia.

Mr. Gordon Frederick Burley is our secretary, treasurer and chief financial officer and is a member of our board of directors. Mr. Burley was appointed to our board of directors and as our secretary, treasurer and chief financial officer on February 20, 2001. Since November 1, 1996, Mr. Burley has served as a purchasing agent for LNS Services Ltd. LNS is a design engineering construction company.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officers and directors described above.

Section  16(A)  Beneficial  Ownership  Reporting  Compliance


Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

--------------------------------------------------------------------------------

                                  Number      Transactions    Known  Failures
                                  Of Late     Not Timely      To  File
Name and Principal Position       Reports     Reported        a  Required Form
--------------------------------------------------------------------------------

Lorrie Ann Archibald, President   None        None               None
Chief  Executive  Officer  and
Director
--------------------------------------------------------------------------------

Gordon  F.  Burley,  Secretary,   None        None               None
Treasurer,  Chief  Financial
Officer,  and  Director
____________________________________________________________________________

ITEM  10.               EXECUTIVE  COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2002 and the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual                          Other
                                            Com-  Restrict-                 Com-
                                            pen-  ed      Warr-             pen-
                                            sa-   Stock   ants &  LTIP       sa-
Name      Title      Year  Salary  Bonus    tion  Awarded Options payouts($)tion
----      -----      ----  ------  -----  ------- ------- ------- --------- ----
Lorrie    President, 2001     0     0         0      0       0       0        0
Ann       CEO, and   2002     0     0         0      0       0       0        0
Archibald Director
--------------------------------------------------------------------------------
Gordon    Secretary, 2001     0     0         0      0       0       0        0
F.        Treasurer, 2002     0     0         0      0       0       0        0
Burley    CFO,  and
          Director
--------------------------------------------------------------------------------



Stock  Option  Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to the executive officers since December 31, 2001.

TEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

================================================================================
                  Name and address           Number of Shares   Percentage  of
Title  of class   of beneficial owner        of Common Stock    Common Stock(1)
================================================================================

Common  Stock     Lorrie  Ann  Archibald         2,500,000  Shares     33.6%
                  President, Chief Executive
                  Officer and Director
                  1745 North Vancouver,
                  British  Columbia
                  Canada,  V7H  2Z3



Common  Stock     Gordon  F.  Burley
             2,500,000  Shares     33.6%
                  Secretary,  Treasurer,
                  Chief  Financial  Officer,
                  and  Director
                  Suite  603-
                  3600 Windcrest Street
                  North Vancouver,
                  British  Columbia
                  Canada,  V7H  2S9

Common  Stock     All Officers and Directors    5,000,000  Shares    67.2%
                  as  a  Group (2 persons)
================================================================================



(1) Based on 7,437,500 shares of our common stock issued and outstanding as of December 31, 2002.
================================================================================


Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Change  In  Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

-    Any  of  our  directors  or  officers;
-    Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-    Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 5,000,000 shares of common stock on March 9, 2001 to Ms. Lorrie Ann Archibald and Mr. Gordon Burley. Ms. Archibald is one of our directors and is our president and chief executive officer. Ms. Archibald acquired 2,500,000 shares at a price of $0.001 per share for a total purchase price of $2,500. Mr. Burley acquired 2,500,000 shares at a price of $0.001 per share for a total purchase price of $2,500.

                                     PART IV
                                     -------

ITEM  13.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number         Description  of  Exhibit
-------------  -----------------------------------------------------------------
99.1 and 99.2  Certifications  of  Chief  Executive  Officer and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

None

ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Lorrie Ann Archibald, and our Chief Financial Officer, Mr. Gordon F. Burley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT  VENTURES  CORP.




By:  /s/ Lorrie  Ann  Archibald
     --------------------------
     Lorrie  Ann  Archibald
     President, Chief Executive Officer and
     Director
     Date:  April  9,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Lorrie  Ann  Archibald
     ---------------------------
     Lorrie  Ann  Archibald
     President, Chief Executive Officer and
     Director
     Date:  April 10,  2003


By:  /s/ Gordon  F.  Burley
     -----------------------
     Gordon  F.  Burley
     Secretary,  Treasurer,  Chief  Financial  Officer  and
     Director
     Date:  April 10,  2003

                                 CERTIFICATIONS

I, Lorrie Ann Archibald, Chief Executive Officer of Merritt Ventures Corp. (the "Registrant"), certify that;

(1)  I have reviewed this annual report on Form10-KSB of Merritt Ventures Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10,  2003             /s/ Lorrie Ann Archibald
                                   ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Gordon  F.  Burley,  Chief Financial Officer of Merrritt Ventures Corp. (the
"Registrant"),  certify  that;

(1)  I have reviewed this annual report on Form10-KSB of Merritt Ventures Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10,  2003             /s/ Gordon  F.  Burley
                                   ___________________________________
                                   (Signature)

                                   Chief Financial Officer