Form 10QSB
period 2003-03-31
MERRITT VENTURES CORP
filed 2003-05-15
CIK 1166338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]    Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
         Exchange  Act  of  1934

         For  the  quarterly  period  ended  March  31,  2003

[  ]     Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
         Act  of  1934

         For  the  transition  period                  to


          Commission  File  Number     000-50033
                                       ---------

                             MERRITT VENTURES CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                     91-2147049
--------------------------------           -------------------
(State or other jurisdiction of            (IRS Employer
incorporation  or  organization)           Identification No.)



810 Peace Portal Drive, Suite 201
Blaine,  Washington                        98230
--------------------------------           ----------
(Address of principal executive offices)   (Zip Code)

Issuer's  telephone  number,
  including  area  code:                   360-332-1752
                                           -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,437,500 Shares of $.001 par value Common Stock outstanding as of March 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                             (Stated in U.S. Dollars)




--------------------------------------------------------------------------------

                                      MARCH 31    DECEMBER 31

                                        2003       2002
--------------------------------------------------------------------------------

ASSETS

Current
Cash                                  $      -   $  2,642
Prepaid expenses                           750        750
                                      ------------------------------------------
                                      $    750   $  3,392
================================================================================

LIABILITIES

Current
Bank overdraft                        $      4   $      -
                                      ------------------------------------------

SHAREHOLDER'S EQUITY

Share Capital
Authorized:
100,000,000 common shares
with a par value of
$0.001 per share

Issued:
7,437,500 common shares at
March 31, 2003 and
December 31, 2002                        7,438      7,438

Additional paid-in capital              61,312     61,312

Deficit Accumulated During
The Exploration Stage                  (68,004)   (65,358)
                                      ------------------------------------------
                                           746      3,392
                                      ------------------------------------------
                                      $    750   $  3,392
================================================================================


                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                       INCEPTION
                                                                     FEBRUARY 20
                                    THREE MONTHS ENDED                   2001 TO
                                         MARCH 31                       MARCH 31
                                      2003     2002                        2003
--------------------------------------------------------------------------------

Expenses
Rent                            $      750    $      600          $ 4,900
Professional fees                      205        14,777           42,286
Regulatory fees                          -         1,229            1,229
Administrative fees                  1,500         2,000            8,000
Office and sundry                      191           226            2,733
Mineral and property option
payments                                 -             -            1,000
Exploration expenses                     -         4,746            7,856
--------------------------------------------------------------------------------

Net Loss For The Period              2,646        23,578          $68,004
                                                                 ===============
Deficit Accumulated During
The Exploration Stage,
Beginning Of Period                 65,358        16,045
                                 -----------------------

Deficit Accumulated During
The Exploration Stage,
End Of Period                   $   68,004    $   39,623
================================================================================


Net Loss Per Share              $     0.01    $     0.01
================================================================================


Weighted Average Number
Of Shares Outstanding            7,437,500     7,437,500
================================================================================


                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                                                                       INCEPTION
                                                                     FEBRUARY 20
                                    THREE MONTHS ENDED                   2001 TO
                                         MARCH 31                       MARCH 31
                                      2003     2002                        2003
--------------------------------------------------------------------------------

Cash Flows From Operating
Activities
Net loss for the period         $ (2,646)     $ (23,578)           $ (68,004)

Adjustments To Reconcile
Net Loss To Cash Used By
Operating Activities
Change in accounts payable             -          2,153                    -
Change in due to shareholder           -              -                    -
Change in prepaid expenses             -              -                 (750)
--------------------------------------------------------------------------------
                                  (2,646)       (21,425)             (68,754)
--------------------------------------------------------------------------------

Cash Flows From
Financing Activity
Issue of share capital                 -              -               68,750
--------------------------------------------------------------------------------

Increase (Decrease) In Cash       (2,646)       (21,425)                  (4)

Cash, Beginning Of Period          2,642         55,205                    -
--------------------------------------------------------------------------------

Cash, End Of Period           $       (4)     $  33,780             $     (4)
================================================================================


                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                          DEFICIT
                              COMMON STOCK                ACCUMULATED
                          ------------------------
                       NUMBER OF            ADDITIONAL    DURING THE
                       COMMON     PAR       PAID IN       EXPLORATION
                       SHARES     VALUE     CAPITAL        STAGE        TOTAL
--------------------------------------------------------------------------------
Shares issued for
cash at $0.001         5,000,000  $5,000    $    -         $   -       $  5,000

Shares issued for
cash at $0.01          2,000,000   2,000       18,000          -         20,000

Shares issued for
cash at $0.10            437,500     438       43,312          -         43,750

Net loss for the
period                        -        -           -      (16,045)      (16,045)
--------------------------------------------------------------------------------
Balance,
December 31, 2001      7,437,500   7,438       61,312     (16,045)       52,705

Net loss for
the year                      -        -           -      (49,313)      (49,313)
--------------------------------------------------------------------------------
Balance,
December 31, 2002      7,437,500   7,438       61,312     (65,358)        3,392

Net loss for
the period                    -        -           -       (2,646)       (2,646)
--------------------------------------------------------------------------------
Balance,
March 31, 2003         7,437,500  $7,438      $61,312    $(68,004)  $       746
================================================================================

                             MERRITT VENTURES CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS  OF  PRESENTATION

     The unaudited financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


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

We have completed a Phase I exploration program on the property, and at the recommendation of our geologist, we plan to conduct a Phase II exploration program in the Spring or Summer of 2003.

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

As of December 31,2002, we have completed total exploration expenditures in the amount of $7,856. Thus, prior to June 30, 2003, we will need to complete exploration expenditures in the amount of $7,144 to keep our option agreement in good standing. We plan to complete the Phase II of our exploration program in the Spring or Summer of 2003 at a planned cost of $10,500, thus meeting these expenditure requirements.

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


Plan  of  Operations

Our business plan is to proceed with the exploration of the Zumar mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by our geologist Mr. Leonard Gal (the "Geologist"). We anticipate that the cost of phase two of the recommended geological exploration program will cost approximately $10,500. We had no cash on March 31, 2002. Given that we have insufficient resources to cover the second phase of our exploration, the directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees.

We have completed the first phase of the work program. We have determined to proceed with phase 2 based on the results of phase 1 and the recommendation of the geologist. Phase 2, however, will not happen until the Spring or Summer of 2003. We anticipate that we will receive the results of phase 2 of the exploration during the Fall of 2003. Upon completion of phase two of the work program and receipt of those results, we will evaluate the recommendations made by the Geologist. We anticipate that we will incur the following expenses over the next twelve months:

1. $10,500 in connection with the completion of phase 2 of our recommended geological work program; and

2. $5,000 for operating expenses, including professional legal and accounting expenses.

Results  of  Operations  for  three  month  period  ended  March  31,  2003

We did not earn any revenues during the three month period ended March 31, 2002. We incurred a loss in the amount of $68,004 for the period from inception to March 31, 2003. Our net loss for the three month period ended March 31, 2003 was $2,646, compared to a net loss of $23,578 for same three month period in the previous year. Our losses have been attributable entirely to operating expenses.

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

We incurred expenses in the amount of $68,004 for the period from inception on February 20, 2001 to March 31, 2003. These expenses included: (a) payment of $4,900 for rent; (b) payment of $1,000 in connection with our option payment obligations; (c) payments of $7,856 for exploration costs in connection of the Zumar mineral claim; (d) professional fees in the amount of $42,286 in connection with our corporate organization; (e) payment of $1,229 in regulatory fees; (f) payment of $8,000 in administrative fees; and (g) payment of $2,733 for office and sundry expenses. We incurred expenses in the amount of $2,646 for the three month period ended March 31, 2003, compared to expenses in the amount of $23,578 for the same three month period in the pervious year. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase two of our geological exploration program and the professional fees to be incurred in connection with ongoing public reporting requirements under the Exchange Act.

Liquidity  and  Capital  Resources

We had no cash on March 31, 2003 and had working capital of $746 as of March 31, 2003. Phase 2 of the recommended work program is estimated to cost $10,500 and will consume the remainder of our working capital. We do not have sufficient resources to cover the second phase of our exploration. The directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees. Since such arrangements are oral, no specific terms have been established between the company and the directors who would be advancing such funds.

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

None

Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------------------------------------------------------------------------------

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

MERRITT  VENTURES  CORP.

Date:  May  15,  2003



By:  /s/ Lorrie Ann Archibald
     --------------------------------
     Lorrie  Ann  Archibald
     President,
     Chief Executive Officer and
     Director

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

Date:  May  15,  2003              /s/ Lorrie Ann Archibald
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

Date:  May  15,  2003              /s/ Gordon  F.  Burley
                                   ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer