Form 10QSB
period 2003-06-30
MERRITT VENTURES CORP
filed 2003-08-19
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ______ to ______

Commission File Number 000-50033

MERRITT VENTURES CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	91-2147049
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

360-332-1752
(Issuer’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,437,500 Shares of $.001 par value Common Stock outstanding as of June 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003
 (Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$32	$2,642
Prepaid expenses	-	750

	$32	$3,392

LIABILITIES

Current
Accounts payable	$15,408	$-

SHAREHOLDER’S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $ 0.001
per share

Issued:
7,437,500 common shares at June 30, 2003 and
December 31, 2002	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(84,126)	(65,358)

	(15,376)	3,392

	$32	$3,392

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
 (Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Expenses
Rent	$750	$650	$1,500	$1,250	$5,650
Professional fees	13,568	11,905	13,773	26,682	55,854
Regulatory fees	-	-	-	1,229	1,229
Administrative fees	1,500	1,500	3,000	3,500	9,500
Office and sundry	304	-	495	226	3,037
Mineral and property
option payments	-	-	-	-	1,000
Exploration expenses	-	-	-	4,746	7,856

Net Loss For The Period	16,122	14,055	18,768	37,633	$84,126

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	68,004	39,623	65,358	16,045

Deficit Accumulated During
The Exploration Stage,
End Of Period	$84,126	$53,678	$84,126	$53,678

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	7,437,500	7,437,500	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(16,122)	$(14,055)	$(18,768)	$(37,633)	$(84,126)

Adjustments To Reconcile Net
Loss To Cash Used By Operating
Activities
Change in accounts payable	15,408	4,370	15,408	6,523	15,408
Change in prepaid expenses	750	-	750	-	-

	36	(9,685)	(2,610)	(31,110)	(68,718)

Cash Flows From Financing
Activity
Issue of share capital	-	-	-	-	68,750

Increase (Decrease) In Cash	36	(9,685)	(2,610)	(31,110)	32

Cash, Beginning Of Period	(4)	33,780	2,642	55,205	-

Cash, End Of Period	$32	$24,095	$32	$24,095	$32

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $ 0.001	5,000,000	$5,000	$-	$-	$5,000

Shares issued for cash at $ 0.01	2,000,000	2,000	18,000	-	20,000

Shares issued for cash at $ 0.10	437,500	438	43,312	-	43,750

Net loss for the period	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705

Net loss for the year	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392

Net loss for the period	-	-	-	(18,768)	(18,768)

Balance, June 30, 2003	7,437,500	$7,438	$61,312	$(84,126)	$(15,376)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
 (Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

2.

MINERAL PROPERTY OPTION

By an agreement dated December 28, 2001, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In order to earn its interest, the Company is required to:

	i)	pay US$1,000 on execution of the agreement (paid) and a further US$1,000 on August 31, 2003;
	ii)	incur an aggregate of US$15,000 on exploration expenditures, comprising US$5,000 by June 30, 2002, US$10,000 on or before December 31, 2003.
3.

CONTINGENCY

The Company has acquired an option to earn a 100% interest in a mineral property. In order to maintain the option, the Company must satisfy the terms of the option agreement described in Note 3.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

We have completed a Phase I exploration program on the property and our geologist recommended that we proceed to Phase II of the exploration program. We have commenced Phase II of the exploration program and expect to the receive the results of this phase of the exploration program by Fall of 2003.

Option Agreement

By an agreement dated April 6, 2001, as amended December 28, 2001 and June 28, 2003, Mr. Sanguinetti granted us the sole and exclusive right and option to acquire a 100% undivided interest in and to the Zumar mineral claims. The option will be exercised by payment by us of $2,000 (of which $1,000 was paid upon execution of the option agreement and the balance is payable by August 31, 2003) and by our expending funds to do exploration work on the Zumar property as follows:

a) $5,000, on or before June 30, 2002 (which expenditure has been made); and
b) $10,000, on or before December 31, 2003 (of which $2,856 has been expended to date).

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

As of June 30, 2003, we have completed total exploration expenditures in the amount of $7,856. We must complete exploration expenditures in the amount of $7,144 on or before December 31, 2003 in order to exercise our option. We have commenced Phase II of the exploration program and it is estimated that Phase II of our exploration program will cost $10,500, thus meeting these expenditure requirements.

Upon our payment of the balance of $1,000 to Mr. Sanguinetti by August 31, 2003 and our completion of the Phase II work program, we will have exercised the option and own the claims outright subject only to the royalties in favor of Mr. Sanguinetti. We are obligated to pay royalties of two percent to Mr. Sanguinetti. Such royalties are based upon net smelter returns. These are actual proceeds received from any mint, smelter or other purchaser for the sale of bullion, concentrates or ores produced from the Zumar property and sold, after deducting from such proceeds certain charges. Upon the payment of royalties of $1,000,000, the royalties shall cease.

Recording of the Zumar Mineral Claims

The Zumar mineral claims were recorded with the Province of British Columbia, Canada under the following names and claim numbers:

Name of Mining Claim	Tag Number	Tenure Number

Zumar 1	624326	384330
Zumar 2	624327	384331
Zumar 3	624328	384332
Zumar 4	624329	384333

These mineral claims are owned by Mr. Sanguinetti and carry an expiration date of February 24, 2004. Mr. Sanguinetti is the legal and beneficial owner of title to the mineral claims, and no other person or entity has any interest in the mineral claims. The mineral rights included within our option agreement are limited to the ground underlying the Zumar property. The surface rights belong to government and/or private landowners.

If we fail to complete work on our mineral claims in the minimum required amount, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims.

Plan of Operations

Our business plan is to proceed with the exploration of the Zumar mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by our geologist Mr. Leonard Gal (the “Geologist”). We anticipate that the cost of phase two of the recommended geological exploration program will cost approximately $10,500. We had no cash on June 30, 2002. Given that we have insufficient resources to cover the second phase of our exploration, the directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees. Our directors have not yet advanced money to pay for the exploration work currently being completed.

We have completed the first phase of the work program. We have determined to proceed with phase 2 based on the results of phase 1 and the recommendation of the geologist. We have commenced Phase II of the exploration program. We anticipate that we will receive the results of phase 2 of the exploration during the Fall of 2003. Upon completion of phase two of the work program and receipt of those results, we will evaluate the recommendations made by the Geologist. We anticipate that we will incur the following expenses over the next twelve months:

1	$10,500 in connection with the completion of phase 2 of our recommended geological work program; and

2	$10,000 for operating expenses, including professional legal and accounting expenses.

Results of Operations for three month period ended June 30, 2003

We did not earn any revenues during the three months ended June 30, 2002 or for the six months ended June 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $16,122 for the three months ended June 30, 2003, compared to expenses of $14,055 for the three months ended June 30, 2002. We incurred expenses in the amount of $18,768 for the six months ended June 30, 2003, compared to expenses of $37,633 for the six months ended June 30, 2002. Our expenses for the three and six months ended June 30, 2003 were primarily attributable to paying professional fees. We incurred $13,568 in professional fees for the three months ended June 30, 2003 and $13,773 in professional fees for the six months ended June 30, 2003. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase two of our geological exploration program and the professional fees to be incurred in connection with ongoing public reporting requirements under the Exchange Act.

We incurred a loss of $16,122 for the three months ended June 30, 2003, compared to a loss of $14,055 for the three months ended June 30, 2002. We incurred a loss of $18,768 for the six months ended June 30, 2003, compared to a loss of $37,633 for the six months ended June 30, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

We had cash in the amount of $32 on June 30, 2003, compared to cash of $2,642 as of December 31, 2002. We had a working capital deficit of $15,376 as of June 30, 2003, compared to positive working capital in the amount of $3,392 as of December 31, 2002. Accordingly, we currently have insufficient working capital to compete additional exploration work on the Zumar mineral claims without additional financing. The directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees. Since such arrangements are oral, no specific terms have been established between the company and the directors who would be advancing such funds.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Lorrie Ann Archibald and Chief Financial Officer, Gordon F. Burley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit
Number	Description of Exhibit

10.1	Amendment to Option Agreement between the Company and Michael H. Sanguinetti dated June 28, 2003.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Date: August 18, 2003

By:	/s/ Lorrie Ann Archibald

Lorrie Ann Archibald
President,
Chief Executive Officer and
Director