Form 10QSB
period 2003-09-30
MERRITT VENTURES CORP
filed 2003-11-13
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 000-50033

MERRITT VENTURES CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	91-2147049
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	360-332-1752

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,437,500 Shares of $.001 par value Common Stock outstanding as of
September 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
 (Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2003	2002
ASSETS

Current
Cash	$75	$2,642
Prepaid expenses	-	750
	$75	$3,392

LIABILITIES

Current
Accounts payable	$20,979	$-
Due to a related party	1,000	-
	21,979	-

SHAREHOLDER’S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.001 per share

Issued:
7,437,500 common shares at September 30, 2003
and December 31, 2002	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(90,654)	(65,358)
	(21,904)	3,392
	$75	$3,392

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Expenses
Rent	$750	$750	$2,250	$2,000	$6,400
Professional fees	3,221	1,345	16,994	28,027	59,075
Regulatory fees	-	-	-	1,229	1,229
Administrative fees	1,500	1,500	4,500	5,000	11,000
Office and sundry	57	1,232	552	1,458	3,094
Mineral property option
payments	1,000	-	1,000	-	2,000
Exploration expenses	-	-	-	4,746	7,856

Net Loss For The Period	6,528	4,827	25,296	42,460	$90,654

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	84,126	53,678	65,358	16,045

Deficit Accumulated During
The Exploration Stage, End
Of Period	$90,654	$58,505	$90,654	$58,505

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	7,437,500	7,437,500	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
			NINE MONTHS		FEBRUARY 20
	THREE MONTHS ENDED		ENDED		2001TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(6,528)	$(4,827)	$(25,296)	$(42,460)	$(90,654)

Adjustments To Reconcile Net
Loss To Cash Used By
Operating Activities
Change in accounts payable	5,571	(7,022)	20,979	(1,499)	20,979
Change in prepaid expenses	-	(1,000)	750	-	-
	(957)	(12,849)	(3,567)	(43,959)	(69,675)
Cash Flows From Financing
Activities
Issue of share capital	-	-	-	-	68,750
Due to a related party	1,000	-	1,000	-	1,000
	1,000	-	1,000	-	69,750

Increase (Decrease) In Cash	43	(12,849)	(2,567)	(43,959)	75

Cash, Beginning Of Period	32	24,095	2,642	55,205	-

Cash, End Of Period	$75	$11,246	$75	$11,246	$75

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $ 0.001	5,000,000	$5,000	$-	$-	$5,000

Shares issued for cash at $ 0.01	2,000,000	2,000	18,000	-	20,000

Shares issued for cash at $ 0.10	437,500	438	43,312	-	43,750

Net loss for the period	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705

Net loss for the year	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392

Net loss for the period	-	-	-	(25,296)	(25,296)

Balance, September 30, 2003	7,437,500	$7,438	$61,312	$(90,654)	$(21,904)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

2.

MINERAL PROPERTY OPTION

By an agreement dated December 28, 2001, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In order to earn its interest, the Company is required to:

	i)	pay US$1,000 on execution of the agreement, and a further US$1,000 on August 31, 2003;

	ii)	incur an aggregate of US$15,000 on exploration expenditures, comprising US$5,000 by June 30, 2002, and a further US$10,000 on or before December 31, 2003.

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

We have completed a Phase I exploration program on the property and our geologist recommended that we proceed to Phase II of the exploration program. We have commenced Phase II of the exploration program and expect to the receive the results of this phase of the exploration program by the end of 2003.

Option Agreement

By an agreement dated April 6, 2001, as amended December 28, 2001 and June 28, 2003, Mr. Sanguinetti granted us the sole and exclusive right and option to acquire a 100% undivided interest in and to the Zumar mineral claims. The option will be exercised by payment by us of $2,000, which sum has been paid, and by our expending funds to do exploration work on the Zumar property as follows:

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

As of September 30, 2003, we have completed total exploration expenditures in the amount of $7,856. We must complete exploration expenditures in the amount of $7,144 on or before December 31, 2003 in order to exercise our option. We have commenced Phase II of the exploration program and it is estimated that Phase II of our exploration program will cost $10,500, thus meeting these expenditure requirements.

Upon our completion of the Phase II work program, we will have exercised the option and own the claims outright subject only to the royalties in favor of Mr. Sanguinetti. We are obligated to pay royalties of two percent to Mr. Sanguinetti. Such royalties are based upon net smelter returns. These are actual proceeds received from any mint, smelter or other purchaser for the sale of bullion, concentrates or ores produced from the Zumar property and sold, after deducting from such proceeds certain charges. Upon the payment of royalties of $1,000,000, the royalties shall cease.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Zumar mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by our geologist Mr. Leonard Gal (the “Geologist”). We anticipate that the cost of phase two of the recommended geological exploration program will cost approximately $10,500. We had only $75 cash on September 30, 2002. Given that we have insufficient resources to cover the second phase of our exploration, the directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees. Our directors have not yet advanced money to pay for the exploration work currently being completed.

We have completed the first phase of the work program. We have determined to proceed with phase 2 based on the results of phase 1 and the recommendation of the geologist. We have commenced Phase II of the exploration program. We anticipate that we will receive the results of phase 2 of the exploration by the end of 2003. Upon completion of phase two of the work program and receipt of those results, we will evaluate the recommendations made by the Geologist. We anticipate that we will incur the following expenses over the next twelve months:

1.	$10,500 in connection with the completion of phase 2 of our recommended geological work program; and

2.	$10,000 for operating expenses, including professional legal and accounting expenses.

Results of Operations For Nine Month Period Ended September 30, 2003

We did not earn any revenues during the quarter ended September 30, 2003 or for the nine months ended September 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $6,528 for the quarter ended September 30, 2003, compared to expenses of $4,827 for the quarter ended September 30, 2002. We incurred expenses in the amount of $25,296 for the nine months ended September 30, 2003, compared to expenses of $42,460 for the nine months ended September 30, 2002. Our expenses for the quarter and nine months ended September 30, 2003 were primarily attributable to paying professional fees. We incurred $3,221 in professional fees for the quarter ended September 30, 2003 and $16,994 in professional fees for the nine months ended September 30, 2003. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase two of our geological exploration program and the professional fees to be incurred in connection with ongoing public reporting requirements under the Exchange Act.

We incurred a loss of $6,528 for the quarter ended September 30, 2003, compared to a loss of $4,827 for the quarter ended September 30, 2002. We incurred a loss of $25,296 for the nine months ended September 30, 2003, compared to a loss of $42,460 for the nine months ended September 30, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

We had cash in the amount of $75 on September 30, 2003, compared to cash of $2,642 as of December 31, 2002. We had a working capital deficit of $21,904 as of September 30, 2003, compared to positive working capital in the amount of $3,392 as of December 31, 2002. Accordingly, we currently have insufficient working capital to compete additional exploration work on the Zumar mineral claims without additional financing. The directors of the company have orally agreed to advance additional capital to the company if needed in order for the company to meet any commitments, including such exploration programs and any professional fees. Since such arrangements are oral, no specific terms have been established between the company and the directors who would be advancing such funds.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Lorrie Ann Archibald and Chief Financial Officer, Gordon F. Burley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003 and we have not filed any Current Reports on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Date: November 13, 2003

By: /s/ Lorrie Ann Archibald
       Lorrie Ann Archibald
       President,
       Chief Executive Officer and
       Director