Form 10KSB
period 2003-12-31
MERRITT VENTURES CORP
filed 2004-09-28
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50033

MERRITT VENTURES CORP.
(Name of small business issuer in its charter)

NEVADA	91-2147049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

(360) 332-1752
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year $NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $243,750.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 23, 2004 the issuer had 7,437,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) in to which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990): None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MERRITT VENTURES CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “the Company” and “Merritt” mean Merritt Ventures Corp. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties in the Province of British Columbia, Canada.

During the fiscal year ended December 31, 2003, we were primarily engaged in the exploration of four mineral claims located in the Vernon Mining Division in the Province of British Columbia, Canada that we referred to as the Zumar Mineral Claims. During this time, we owned an option to acquire a 100% interest in the Zumar Mineral Claims. However, on December 31, 2003, we allowed this option to expire. As a result, we no longer have an interest in the Zumar Mineral Claims.

Currently we own an interest in one property, which we refer to as the Claw Property. Our plan of operations for the next twelve months primarily involves conducting preliminary exploration and development work on this property in order to ascertain whether it possess commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Claw Property and there is no assurance that any commercially viable mineral deposits exist on the property.

We are currently in discussions to acquire a company engaged in the business of selling and providing support services for telecommunications switching equipment and an affiliated real estate holding company. If we are successful in acquiring these companies, of which there can be no assurance, it is expected that we will abandon our mineral exploration business to focus our resources on the target businesses. If we are not successful in completing the acquisition of these companies, we will continue with our mineral exploration business. See Item 6. “Management’s Discussion and Analysis or Plan of Operation” and Item 8B. “Other Information.”

ITEM 2.     DESCRIPTION OF PROPERTY.

THE CLAW PROPERTY

Location and Access to the Claw Property

The Claw Property consists of one mineral claim which is centered upon the Klawli copper-gold-silver showing, located in the Omineca Mining Division, approximately 160 kilometers northwest of Fort St. James in the Province of British Columbia, Canada. There are currently no access roads leading onto the Claw Property. The Claw Property is approximately 18 kilometers away from the nearest logging road. Approximately 10 of those 18 kilometers is accessible by a rough cat trail, accessible by all-terrain vehicle during low runoff periods. The final 8 kilometers must be traversed by foot or by helicopter.

The mineral claims constituting the Claw Property were recorded with the Ministry of Energy and Mines for the Province of British Columbia under the following names and claim numbers:

Name of Mining Claim	Tag Number	Tenure Number	Expiry Date
Claw 1	213688	394095	June 7, 2005

Ownership Interest

Effective May 5, 2004, we entered into an option agreement (the “Claw Option Agreement”) with International Arimex Resources Inc. (“International Arimex”), pursuant to which we were granted an exclusive option to acquire up to a 75% undivided interest in the Claw Property. Under the original terms of the Claw Option Agreement, we had rights to acquire four mineral claims named Claw 1, Claw 2, Claw 3 and Claw 4 and were required to incur aggregate expenditures of $325,000 on the Claw Property in order to exercise our option rights. We amended the terms of the Claw Option Agreement with International Arimex on August 18, 2004. The Claw Option Agreement now includes only the Claw 1 mineral claim with minimum expenditure requirements of $81,250.

In order to exercise our rights under the Claw Option Agreement, as amended, we are required to incur expenditures on the exploration, maintenance or development of the Claw Property as follows:

1.	$6,250 on or before December 31, 2004 to earn a 10% undivided interest in the Claw Property;

2.	a further $25,000 on or before June 30, 2005 to earn an additional 25% undivided interest in the Claw Property; and

3.	a further $50,000 on or before December 31, 2005 to earn an additional 40% undivided interest in the Claw Property.

In order to maintain our rights under the Claw Option Agreement, we are required to:

1.
pay an additional $1,250 to International Arimex upon their obtaining regulatory approval of the Claw Option Agreement from the TSX Venture Exchange, or their obtaining a legal opinion that such approval is not required; and

2.	provide International Arimex with evidence that we have arranged for financing in the amount of $10,000 by September 30, 2004.

Upon our earning the first 60% undivided interest in the Claw Property, we will enter into a joint venture agreement with International Arimex to carry out the continued exploration and development of the Claw Property.

The Claw Option Agreement is subject to a royalty of 3% of any net smelter returns, payable to John Robert Dahrouge and Lenyoran Enterprises Ltd. as set out in an agreement between International Arimex, Mr. Dahrouge and Lenyoran Enterprises Ltd. dated September 19, 2002.

History and Previous Operations on the Claw Property

The Klawli showing was originally discovered in the 1920’s. Since that time, it has been sporadically explored. Several companies including Consolidated Mining and Smelting Company of Canada, Quebec Gold Mining Corp., Tro-Butte Exploration Ltd., Phelps Dodge Corp., Hawks Mountain Resources and Eric Shaede have conducted exploration within the area. The most recent exploration of the Claw Property was conducted by Noranda Exploration Company Ltd. in the early 1990’s.

Prior exploration of the Claw mineral claims consisted primarily of rock and soil sampling, trenching, and the construction of adits. Noranda conducted an extensive program of soil sampling and ground geophysics immediately east of the Klawli showing.

Present Condition and Current State of Exploration on the Claw Property

Our proposed program for the Claw Property is exploratory in nature. No mineral reserves have been identified on the Claw Property and there is no assurance that any such reserves will be identified in the future. Currently there is no access road leading on to the Claw Property.

In September, 2003, International Arimex received an assessment report on the Claw Property from Dahrouge Geological Consulting Ltd. (“Dahrouge Consulting”). One of the authors of the report was Jody Dahrouge, a director of International Arimex. The work conducted by Dahrouge Consulting consisted of the collection of nine rock samples and the scouting of potential access routes to the Claw Property. The assessment report laid out a proposed access route and recommended the excavation of trenches.

Our proposed exploration and development program will involve the construction of an access road utilizing the existing cat trail and the excavation of trenches in targeted areas on the Claw Property. In the event we receive favorable trenching results, we will begin drilling of those targeted areas.

Geology of the Claw Property

According to the assessment report by Dahrouge Consulting, there exists on the Claw Property alkalic volcanic rock with variable degrees of alteration. Disseminated zones of pyrite, pyrrhotite, chalcopyrite, malachite and azurite were identified within the trenches. Although no shear indicators were reported, the gold-silver mineralization has been interpreted in assessment reports prepared by previous operators of the Claw Property as part of a 5 to 15 meter wide shear-zone associated with pyrrhotite. The mineralized quartz-carbonate veins are, in general, typical of base-precious metal veins peripheral to porphyry copper-gold systems. Generally, porphyry copper-gold systems are considered to be promising exploration targets.

Porphyry mineral systems are disseminated low-grade deposits in which the minerals occur as discrete grains and/or veins throughout a large volume of rock. However, when found in large tonnages, porphyry systems can provide commercially viable quantities of ore. In British Columbia, most copper reserves and approximately half of the gold reserves are within porphyry deposits.

ITEM 3.     LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2003 and no matters have been submitted to a vote of our security holders since the end of our 2003 fiscal year.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is presently no public trading market for our common stock and we can provide no assurance that a public trading market for our shares will materialize.

Registered Holders Of Our Common Stock

As of August 23, 2004, there were approximately 25 stockholders of record of our common stock.

Dividends

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

On March 9, 2001, we issued a total of 5,000,000 shares of our common stock at a price of $0.001 per share for total proceeds of $5,000 to Gordon F. Burley and Lorrie Ann Archibald. These shares were issued pursuant to the exemption to registration provided under Section 4(2) of the Securities Act on the basis that the issuance of those shares did not involve a public offering of securities.

On March 23, 2001, we issued a total of 2,000,000 shares of our common stock at a price of $0.01 per share for total proceeds of $20,000. These shares were issued pursuant to the exemptions to registration provided under Regulation S of the Exchange Act on the basis that the recipients represented to us that they were not “U.S. persons” as that term is defined under Regulation S.

On November 20, 2001, we issued a total of 437,500 shares of our common stock at a price of $0.10 per share for total proceeds of $43,750. These shares were issued pursuant to the exemptions to registration provided under Regulation S of the Exchange Act on the basis that the recipients represented to us that they were not “U.S. persons” as that term is defined under Regulation S.

Proposed Private Placement Of Securities

On September 22, 2004, we approved a private placement offering of 5,000,000 units at a price of $0.25 per unit for total potential proceeds of $1,250,000 (the “Offering”). Each unit issued under the Offering will consist of one share of our common stock and one share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.50 per share for a period of one year from the date of issuance. The proceeds of the Offering are intended to be used by us to fund our proposed business acquisitions. See Item 8B. “Other Information.” Although we have approved the above private placement, there is no assurance that the private placement will actually be completed or that we will be able to sell all of the units offered.

If the proposed private placement is completed, it is expected that any issuances of our securities will be made pursuant to the exemptions to registration contained in Regulation S of the Securities Act on the basis that the offering will be made only to people who are not “U.S. persons” as defined under Regulation S.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the Commission shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Subject to the completion of our proposed business acquisition, our plan of operations for the next twelve months involves spending approximately $81,250 on the continued exploration and development of the Claw Property. It is expected that these amounts will be spent on the construction of an access road onto the Claw Property and the excavation of trenches in targeted areas. In the event that the results of the trenching activities are favorable, we intend to begin drilling of those targeted areas.

As of June 30, 2004, we had cash in the amount of $25. It is anticipated that we will not generate any revenues over the next twelve months. Accordingly, we will require substantial additional financing in order to fund our plan of operations.

If we are successful in completing the proposed acquisitions as discussed below, of which there is no assurance, it is expected that we will abandon our mineral exploration business to focus on the businesses of the target companies. We are currently in negotiations with respect to the proposed acquisitions and have not yet reached an agreement for the acquisition of those companies. If we are successful in reaching an agreement, of which there is no assurance, it is expected that we will require substantial financing in order to complete the proposed acquisitions. See Item 8B. “Other Information.”

We have approved a private placement offering of 5,000,000 units at $0.25 for total potential proceeds of $1,250,000. However, there is no assurance that the proposed private placement will be completed or that we will be able to sell all units offered under the proposed private placement. Even if all units offered are sold under the proposed private placement, there is no assurance that these funds will be sufficient to allow us to complete the proposed business acquisitions described below. See Item 5. “Market for Common Equity and Related Stockholder Matters” and Item 8B. “Other Information.”

If we are not able to complete the proposed private placement or if the proposed private placement does not provide us with sufficient financing to enable us to fund our plan of operations or the proposed acquisition, then we will have to seek additional sources of financing. An inability to raise the necessary financing may result in us forfeiting our rights under the Claw Option Agreement or under any agreement which may be reached with respect to the proposed acquisitions.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31
			Percentage
	2003	2002	Increase / (Decrease)
Revenue	$Nil.	$Nil.	N/A
Expenses	(32,516)	(49,313)	(34%)
Net Income (Loss)	($32,516)	($49,313)	(34%)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31
			Percentage
	2003	2002	Increase / (Decrease)
Rent	$3,000	$2,750	9%
Professional Fees	20,921	32,194	(35%)
Regulatory Fees	970	1,229	(21%)
Administrative Fees	6,068	6,500	(7%)
Mineral Property Option Payments	1,000	Nil.	N/A
Exploration Expenses	Nil.	4,746	N/A
Office and Sundry	557	1,894	(71%)
Total	$32,516	$49,313	(34%)

We anticipate that our operating expenses will increase as we undertake our plan of operations and pursue our exploration program for the Claw Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At Dec. 31, 2003	At Dec. 31, 2002	Increase / (Decrease)
Current Assets	$945	$3,392	72%
Current Liabilities	(30,069)	Nil.	N/A
Working Capital Surplus (Deficit)	$(29,124)	$3,392	(959%)

Our liquidity position changed from a working capital surplus to a substantial working capital deficit of $29,124 as a result of the fact that we had no revenues or substantial sources of financing during the year ended December 31, 2003. As of June 30, 2004 we had cash in the amount of $25.

We currently do not have sufficient resources to finance our exploration program for the Claw Property. Our directors have orally agreed to advance additional capital to us if needed in order for us to meet any commitments, including our planned exploration programs and any professional fees. However, there is no assurance that our directors will continue to provide us with sufficient financing in order to allow us to continue operations.

Cash Flows

	Year Ended Dec. 31
	2003	2002
Net Cash from (used in) Operating Activities	$(1,697)	$(52,563)
Net Cash from (used in) Financing Activities	Nil.	Nil.
Net Increase (decrease) in Cash During Period	$(1,697)	$(52,563)

As we had no revenue and obtained no financing during the fiscal year ended December 31, 2003, we had negative cash flows for the year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our financial statements:

(1)

Mineral Property Option Payments and Exploration Costs

We expense all costs related to the maintenance and exploration of mineral claims to which we have secured exploration rights prior to the establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects, therefore all costs are being expensed.

(2)	Foreign Currency Translation Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

RISK FACTORS

If we do not obtain additional financing, our business will fail

Our current operating funds are inadequate to complete our planned exploration of the Claw Property. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. However, as of June 30, 2004, we had cash in the amount of $25 and we currently do not have any operations or income. As a result, we will require additional financing to continue with our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

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

If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution

The most likely source of future financing presently available to us is through the issuance of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

If we do not conduct mineral exploration on our mineral claims or pay fees in lieu of mineral exploration, then these mineral claims will lapse

We must complete mineral exploration work on the Claw Property and make filings with the Canadian regulatory authorities regarding the work completed or pay filing fees in lieu of completing work on these claims. A failure to do so will cause our rights to the Claw Property to lapse and we will lose all interest that we have in these mineral claims. The expiration date of the mineral claims related to the Claw Property is currently June 7, 2005.

Because we have not commenced business operations, we face a high risk of business failure

We were incorporated on February 20, 2001 and to date have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have not earned any revenues as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or silver on our mineral claims. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us in the upcoming exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully obtain commercial production

Our optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place those mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our future exploration

Access to the our mineral claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in future exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

Because we are an exploration stage company, our business has a high risk of failure

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in the audit report of Morgan & Company, Chartered Accountants, raise substantial doubt as to our continuance as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

Because our president and secretary have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Ms. Archibald, our President and Chief Executive Officer, and Mr. Burley, our Secretary, Treasurer and Chief Financial Officer, provide their services on a part-time basis. Our officers may pursue other business activities, provided that these other activities do not interfere with their obligations to us. Ms. Archibald and Mr. Burley devote their full-time attention to other business pursuits. It is therefore possible that over time, Ms. Archibald and Mr. Burley may not be able to devote sufficient time to the management of our business, as and when needed.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Ms. Archibald and Ms. Burley, our executive officers and directors, do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

As we undertake exploration of our optioned mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several government regulations that materially restrict the exploration of minerals. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production

If the results of our geological exploration program indicate commercially exploitable reserves, and we decide to pursue commercial production of our mineral claims, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

ITEM 7.     FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Auditors’ Report;

2.	Audited Financial Statements for the year ended December 31, 2003, including:

	a.	Balance Sheets as at December 31, 2003 and December 31, 2002;

	b.	Statements of Loss and Deficit for the years ended December 31, 2003 and December 31, 2002 and the period from inception on February 20, 2001 to December 31, 2003;

	c.	Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002 and the period from inception on February 20, 2001 to December 31, 2003;

	d.	Statement of Stockholders’ Equity as at December 31, 2003; and

	e.	Notes to Financial Statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Shareholders and Directors of
Merritt Ventures Corp.
(An exploration stage company)

We have audited the balance sheets of Merritt Ventures Corp. (an exploration stage company) as at December 31, 2003 and 2002, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the years ended December 31, 2003 and 2002, and for the period from inception, February 20, 2001, to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from inception, February 20, 2001, to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $97,874 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Morgan & Company"

June 16, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002
ASSETS

Current
Cash	$945	$2,642
Prepaid expenses	-	750
	$945	$3,392

LIABILITIES

Current
Accounts payable	$30,069	$-

SHAREHOLDER'S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001 per
share

Issued:
7,437,500 common shares	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(97,874)	(65,358)
	(29,124)	3,392

	$945	$3,392

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	YEARS ENDED		2001 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Expenses
Rent	$3,000	$2,750	$7,150
Professional fees	20,921	32,194	63,002
Regulatory fees	970	1,229	2,199
Administrative fees	6,068	6,500	12,568
Office and sundry	557	1,894	3,099
Mineral property option payments	1,000	-	2,000
Exploration expenses	-	4,746	7,856

Net Loss For The Year	32,516	49,313	$97,874

Deficit Accumulated During The Exploration
Stage, Beginning Of Year	65,358	16,045

Deficit Accumulated During The Exploration
Stage, End Of Year	$97,874	$65,358

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	YEARS ENDED		2001 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(32,516)	$(49,313)	$(97,874)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	30,069	(1,500)	30,069
Change in due to shareholder	-	(1,000)	-
Change in prepaid expenses	750	(750)	-
	(1,697)	(52,563)	(67,805)

Cash Flows From Financing Activity
Issue of share capital	-	-	68,750

Increase (Decrease) In Cash	(1,697)	(52,563)	945

Cash, Beginning Of Year	2,642	55,205	-

Cash, End Of Year	$945	$2,642	$945

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

DECEMBER 31, 2003
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL
Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Shares issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss for the period	-	-	-	(16,045)	(16,045)
Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705
Net loss for the year	-	-	-	(49,313)	(49,313)
Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392
Net loss for the year	-	-	-	(32,516)	(32,516)
Balance, December 31, 2003	7,437,500	$7,438	$61,312	$(97,874)	$(29,124)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $97,874 for the period from February 20, 2001 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

MINERAL PROPERTY OPTION AGREEMENT

The Company had entered into an option agreement to acquire a 100% interest in four mineral claims located in British Columbia, Canada, for consideration consisting of staged cash payments totalling $2,000 (paid) and exploration expenditures totalling $15,000 by December 31, 2003. This option agreement was terminated during the year ended December 31, 2003.

4.

SUBSEQUENT EVENT

On May 5, 2004, the Company entered into a mineral property option agreement to acquire a 75% interest in four mineral claims located in the Omenica Mining Division of British Columbia.

In order to earn its interest, the Company is required to:

	i)	pay US$5,000 on regulatory approval and provide assurance that $250,000 of financing has been secured by June 30, 2004.

	ii)	incur an aggregate of US$325,000 on exploration expenditures, comprising of:

a)	$225,000 on or before December 31, 2004 to earn a 60% interest; and
b)	$100,000 on or before December 31, 2005 to earn an additional 15% interest.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION.

Proposed Business Acquisition

We are currently in discussions to acquire a Delaware company engaged in the business of selling and providing support services for telecommunications switching equipment in the United States, and an affiliated Canadian real estate holding company that owns a commercial office building located in Brockville, Ontario. If we are successful in completing the acquisition of the target companies, it is expected that we will abandon our mineral exploration business to focus on the businesses of the target companies.

If an agreement is reached with respect to the proposed acquisitions, it is expected that we will issue a substantial number of shares in our common stock and pay a substantial amount in cash for the shares of the target companies. As such, it is expected that we will require substantial financing in order to complete the proposed acquisition. As discussed under Item 5 of this Annual Report, in contemplation of the proposed acquisitions we have approved a private placement offering of 5,000,000 units at a price of $0.25 per unit for total potential proceeds of $1,250,000. However, there is no assurance that the proposed private placement will be completed or that we will be able to sell all of the units offered under the proposed private placement. Even if all units offered are sold under the proposed private placement, there is no assurance that these funds will be sufficient to allow us to complete the proposed acquisitions.

No agreement has been reached with respect to the proposed acquisitions and there is no assurance that we will be able to reach an agreement on the proposed acquisitions. Even if such an agreement is reached, there is no assurance that we will be able to obtain the necessary financing required to complete the acquisitions.

Reports on Form 8-K.

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

May 5, 2004	May 21, 2004	Disclosure of Option Agreement with International Arimex Resources Inc. to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof:

Name	Age	Positions
Lorrie Ann Archibald	35	President, Chief Executive Officer and a Director
Gordon F. Burley	65	Secretary, Treasurer, Chief Financial Officer and a Director

Lorrie Ann Archibald: Ms. Archibald is our President and Chief Executive Officer and is a member of our Board of Directors. Ms. Archibald was appointed to our Board of Directors and as our President and Chief Executive Officer on February 20, 2001.

Ms. Archibald served as a stockbroker’s sales assistant at Continental Securities (which later became Yorkton Securities) from December of 1988 to September of 1992. From September of 1992 to February of 1999 Ms. Archibald was a registered representative with Canaccord Capital Corp. (Investment Dealers). During the period from January 1997 to October 1998 she was also licensed with First Securities, a member of the NASD. During the period from December 1998 to her current employment with the Company, she was a self-employed investor. Since July of 2001 she has served as President and a Director of Nubio Ventures Inc., a non-reporting mineral exploration company that trades on the pink sheets. In June of 2001 she obtained a free miner’s license in the Province of British Columbia, Canada and since that date has been involved in the acquisition and disposition of mineral claims in British Columbia.

Gordon Fredrick Burley: Mr. Burley is our Secretary, Treasurer and Chief Financial Officer and is a member of our Board of Directors. Mr. Burley was appointed to our Board of Directors and as our Secretary, Treasurer and Chief Financial Officer on February 20, 2001.

Since November 1, 1996 Mr. Burley has served as a purchasing agent for LNS Services Ltd. LNS Services Ltd. is a design engineering construction company.

TERMS OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with.

AUDIT COMMITTEE

We are not a listed issuer and as such our board of directors is not required to maintain a separately-designated standing audit committee. As a result, our entire board of directors acts as our audit committee. Our board of directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 10.     EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

Since our inception on February 20, 2001, no compensation has been awarded to, earned by or paid to our executive officers by us or any other persons.

STOCK OPTION GRANTS

Since our inception on February 20, 2001, we have not granted any stock options or stock appreciation rights to any of our executive officers.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 23, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Lorrie Ann Archibald, Director, President and Chief Executive Officer	2,500,000	33.6%
Common Stock	Gordon F. Burley, Director, Secretary, Treasurer and Chief Financial Officer	2,500,000	33.6%
Common Stock	All Officers and Directors as a Group (2 persons)	5,000,000	67.2%
5% SHAREHOLDERS
Common Stock	None	Not Applicable	Not Applicable

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 23, 2004. As of August 23, 2004, there were 7,437,500 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(1)	any director or officer;

(2)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(3)	any immediate relative or spouse of any of the foregoing persons.

ITEM 13.     EXHIBITS.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Option Agreement between Michael H. Sanguinetti and the Company to acquire a 100% interest in the Zumar Property, dated April 6, 2001(1)

10.2	Amendment to Option Agreement between Michael H. Sanguinetti and the Company to acquire a 100% interest in the Zumar Property, dated December 28, 2001(1)

10.3	Amendment No. 2 to Option Agreement between Michael H. Sanguinetti and the Company to acquire a 100% interest in the Zumar Property, dated June 28, 2003(2)

10.4	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004(3)

Exhibit
Number	Description of Exhibit

10.5	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004(4)

14.1	Code of Ethics(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement originally filed on April 18, 2002, as amended.
(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB filed on August 19, 2003.
(3)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(4)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2003 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Related Fees	$2,500 CDN	$2,500 CDN
Tax Fees	$0	$0
All Other Fees	$1,500 CDN	$2,000 CDN
Total	$4,000 CDN	$4,500 CDN

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Date: September 24, 2004	By:	/s/ Lorrie Ann Archibald

Lorrie Ann Archibald
President and Chief Executive Officer