Form 10QSB
period 2004-03-31
MERRITT VENTURES CORP
filed 2004-09-28
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to _________

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

NOT APPLICABLE
(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,437,500 shares of common stock issued and outstanding as of August 23, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2004	2003
	(Unaudited)
ASSETS

Current
Cash	$83	$945

LIABILITIES

Current
Accounts payable	$33,681	$30,069

SHAREHOLDER'S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share

Issued:
7,437,500 common shares	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(102,348)	(97,874)
	(33,598)	(29,124)

	$83	$945

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Expenses
Rent	$750	$750	$7,900
Professional fees	2,067	205	65,069
Regulatory fees	-	-	2,199
Administrative fees	1,500	1,500	14,068
Office and sundry	157	191	3,256
Mineral and property option payments	-	-	2,000
Exploration expenses	-	-	7,856

Net Loss For The Period	4,474	2,646	$102,348

Deficit Accumulated During The
Exploration Stage, Beginning Of Period	97,874	65,358

Deficit Accumulated During The
Exploration Stage, End Of Period	$102,348	$68,004

Net Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(4,474)	$(2,646)	$(102,348)

Adjustments To Reconcile Net Loss To Cash
Used By Operating Activities
Change in accounts payable	3,612	-	33,681
	(862)	(2,646)	(68,667)

Cash Flows From Financing Activity
Issue of share capital	-	-	68,750

Increase (Decrease) In Cash	(862)	(2,646)	83

Cash, Beginning Of Period	945	2,642	-

Cash, End Of Period	$83	$(4)	$83

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Shares issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss for the period	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705
Net loss for the year	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392
Net loss for the year	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	(97,874)	(29,124)
Net loss for the period	-	-	-	(4,474)	(4,474)

Balance, March 31, 2004	7,437,500	$7,438	$61,312	$(102,348)	$(33,598)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.	OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $102,348 for the period from February 20, 2001 (inception) to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Income Taxes

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

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", "the Company" and "Merritt" mean Merritt Ventures Corp. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next 12 months, our results of operations for the three month period ended March 31, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

We are currently in discussions to acquire a company engaged in the business of selling and providing support services for telecommunications switching equipment and an affiliated real estate holding company. If we are successful in acquiring these companies, of which there can be no assurance, it is expected that we will abandon our mineral exploration business to focus our resources on the target businesses. If we are not successful in completing the acquisition of these companies, we will continue with our mineral exploration business. See Part II, Item 5. "Other Information."

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

If we are successful in completing the proposed acquisitions as discussed below, of which there is no assurance, it is expected that we will abandon our mineral exploration business to focus on the businesses of the target companies. We are currently in negotiations with respect to the proposed acquisitions and have not yet reached an agreement for the acquisition of those companies. If we are successful in reaching an agreement, of which there is no assurance, it is expected that we will require substantial financing in order to complete the proposed acquisitions. See Part II, Item 5. "Other Information."

We have approved a private placement offering of 5,000,000 units at $0.25 per unit for total potential proceeds of $1,250,000. However, there is no assurance that the proposed private placement will be completed or that we will be able to sell all units offered under the proposed private placement. Even if all units offered are sold under the proposed private placement, there is no assurance that these funds will be sufficient to allow us to complete the proposed business acquisitions described below. See Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" and Part II, Item 5. "Other Information."

If we are not able to complete the proposed private placement or if the proposed private placement does not provide us with sufficient financing to enable us to fund our plan of operations or the proposed acquisition, then we will have to seek additional sources of financing. An inability to raise the necessary financing may result in us forfeiting our rights under our Option Agreement for the Claw Property with International Arimex Resources Inc. or under any agreement which may be reached with respect to the proposed acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended March 31
			Percentage
	2004	2003	Inc. / (Dec.)
Revenue	$ --	$ --	--
Expenses	(4,474)	(2,646)	69.1
Net Income (Loss)	$(4,474)	$(2,646)	(69.1)%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended March 31

			Percentage
	2004	2003	Inc. / (Dec.)
Rent	$750	$750	--
Professional Fees	2,067	205	908.3%
Regulatory Fees	--	--	--
Administrative Fees	1,500	1,500	--
Office and Sundry	157	191	(17.8)%
Mineral and Property Option Payments	--	--	--
Exploration Expenses	--	--	--
Total Expenses	$4,474	$2,646	69.1%

We anticipate that our operating expenses will increase as we undertake our plan of operations and pursue our exploration program for the Claw Property.

Liquidity and Capital Resources

Working Capital
			Percentage
	At Mar. 31, 2004	At Dec. 31, 2003	Increase / (Decrease)
Current Assets	$83	$945	(91.2)%
Current Liabilities	(33,681)	(30,069)	12.0%
Working Capital Deficit	$(33,598)	$(29,124)	15.4%

Our working capital deficit increased by 15.4% as a result of the fact that we had no revenues or substantial sources of financing during the three month period ended March 31, 2004. As of June 30, 2004 we had cash in the amount of $25.

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

Cash Flows
	Three Months Ended March 31

	2004	2003
Net Cash from (used in) Operating Activities	$(862)	$(2,646)
Net Cash from Financing Activities	--	--
Net Increase (decrease) in Cash During Period	$(862)	$(2,646)

As we had no revenue and obtained no financing during the three month period ended March 31, 2004, we had negative cash flows for this period.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.              CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

None.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Proposed Private Placement Of Securities

On September 22, 2004, we approved a private placement offering of 5,000,000 units at a price of $0.25 per unit for total potential proceeds of $1,250,000 (the "Offering"). Each unit issued under the Offering will consist of one share of our common stock and one share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.50 per share for a period of one year from the date of issuance. The proceeds of the Offering are intended to be used by us to fund our proposed business acquisitions. See Part II, Item 5. "Other Information." Although we have approved the above private placement, there is no assurance that the private placement will actually be completed or that we will be able to sell all of the units offered.

If the proposed private placement is completed, it is expected that any issuances of our securities will be made pursuant to the exemptions to registration contained in Regulation S of the Securities Act on the basis that the offering will be made only to people who are not "U.S. persons" as defined under Regulation S.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.              OTHER INFORMATION.

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

If an agreement is reached with respect to the proposed acquisitions, it is expected that we will issue a substantial number of shares in our common stock and pay a substantial amount in cash for the shares of the target companies. As such, it is expected that we will require substantial financing in order to complete the proposed acquisition. As discussed above, in contemplation of the proposed acquisitions we have approved a private placement offering of 5,000,000 units at a price of $0.25 per unit for total potential proceeds of $1,250,000. See Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds." However, there is no assurance that the proposed private placement will be completed or that we will be able to sell all of the units offered under the proposed private placement. Even if all units offered are sold under the proposed private placement, there is no assurance that these funds will be sufficient to allow us to complete the proposed acquisitions.

No agreement has been reached with respect to the proposed acquisitions and there is no assurance that we will be able to reach an agreement on the proposed acquisitions. Even if such an agreement is reached, there is no assurance that we will be able to obtain the necessary financing required to complete the acquisitions.

Reports on Form 8-K.

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

May 5, 2004	May 21, 2004	Disclosure of Option Agreement with International Arimex Resources Inc. to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004 (2)

10.2	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004 (3)

14.1	Code of Ethics (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously Filed as an Exhibit to our Form SB-2 registration statement originally filed on April 18, 2002, as amended.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB filed on September 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Dated: September 24, 2004	By:	/s/ Lorrie Ann Archibald
Lorrie Ann Archibald
President and
Chief Executive Officer