Form 10QSB
period 2004-06-30
MERRITT VENTURES CORP
filed 2004-09-28
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No   ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,437,500 shares of common stock issued and outstanding as of August 23, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2004	2003
	(Unaudited)
ASSETS

Current
Cash	$25	$945

LIABILITIES

Current
Accounts payable	$46,152	$30,069

SHAREHOLDER'S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share

Issued:
7,437,500 common shares	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(114,877)	(97,874)
	(46,127)	(29,124)

	$25	$945

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2004	2003	2004	2003	2004

Expenses
Rent	$750	$750	$1,500	$1,500	$8,650
Professional fees	10,221	13,568	12,288	13,773	75,290
Regulatory fees	-	-	-	-	2,199
Administrative fees	1,500	1,500	3,000	3,000	15,568
Office and sundry	58	304	215	495	3,314
Mineral and property
option payments	-	-	-	-	2,000
Exploration expenses	-	-	-	-	7,856

Net Loss For The Period	12,529	16,122	17,003	18,768	$114,877

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	102,348	68,004	97,874	65,358

Deficit Accumulated During
The Exploration Stage,
End Of Period	$114,877	$84,126	$114,877	$84,126

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	7,437,500	7,437,500	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2004	2003	2004	2003	2004

Cash Flows From Operating
Activities
Net loss for the period	$(12,529)	$(16,122)	$(17,003)	$(18,768)	$(114,877)

Adjustments To Reconcile Net
Loss To Cash Used By
Operating Activities
Change in accounts payable	12,471	15,408	16,083	15,408	46,152
Change in prepaid expenses	-	750	-	750	-
	(58)	36	(920)	(2,610)	(68,725)

Cash Flows From Financing
Activity
Issue of share capital	-	-	-	-	68,750

Increase (Decrease) In Cash	(58)	36	(920)	(2,610)	25

Cash, Beginning Of Period	83	(4)	945	2,642	-

Cash, End Of Period	$25	$32	$25	$32	$25

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Shares issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss for the period	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705
Net loss for the year	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392
Net loss for the year	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	(97,874)	(29,124)
Net loss for the period	-	-	-	(17,003)	(17,003)

Balance, June 30, 2004	7,437,500	$7,438	$61,312	$(114,877)	$(46,127)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $114,877 for the period from February 20, 2001 (inception) to June 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
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

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
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

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	MINERAL EXPLORATION PROPERTY

a)
On May 5, 2004, as amended August 18, 2004, the Company entered into a mineral property option agreement to acquire a 75% interest in one mineral claim located in the Omenica Mining Division of British Columbia, Canada.

In order to earn its interest, the Company is required to:

		i)	pay US$1,250 on regulatory approval and provide assurance that at least $10,000 of financing has been secured by September 30, 2004.

		ii)	incur an aggregate of US$81,250 on exploration expenditures, comprising of:

			a)	$6,250 on or before December 31, 2004 to earn a 10% interest; and
			b)	$25,000 on or before June 30, 2005 to earn an additional 25% interest; and
			c)	$50,000 on or before December 31, 2005 to earn an additional 40% interest.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL EXPLORATION PROPERTY (Continued)

On May 11, 2004, the Company purchased a 75% undivided interest in two mineral claims located in the Kamloops Mining Division, British Columbia, Canada for consideration of $3,640 payable on or before August 11, 2004.

In addition, the Company will pay $18,200 towards exploration expenditures on the property, subsequent to which the Company and the vendor of the claims shall enter into a joint venture agreement to further explore the claims on the basis of their respective interests.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next 12 months, our results of operations for the three month and six month periods ended June 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

If we are not able to complete the proposed private placement or if the proposed private placement does not provide us with sufficient financing to enable us to fund our plan of operations or the proposed acquisition, then we will have to seek additional sources of financing. An inability to raise the necessary financing may result in us forfeiting our rights under our Option Agreement for the Claw Property with International Arimex Resources Inc. or under any agreement which may be reached with respect to the proposed acquisitions

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month and Six Month Summary
	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Revenue	$ --	$ --	--	$ --	$ --	--
Expenses	(12,529)	(16,122)	(22.3)%	(17,003)	(18,768)	(9.4)%
Net Income (Loss)	$(12,529)	$(16,122)	(22.3)%	$(17,003)	$(18,768)	(9.4)%

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

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Rent	$750	$750	--	$1,500	$1,500	--
Professional Fees	10,221	13,568	(24.7)%	12,288	13,773	(10.8)%
Regulatory Fees	--	--	--	--	--	--
Administrative Fees	1,500	1,500	--	3,000	3,000	--
Office and Sundry	58	304	(80.9)%	215	495	(56.6)%
Mineral and Property	--	--	--	--	--	--
Option Payments
Exploration Expenses	--	--	--	--	--	--
Total Expenses	$12,529	$16,122	(22.3)%	$17,003	$18,768	(9.4)%

We anticipate that our operating expenses will increase as we undertake our plan of operations and pursue our exploration program for the Claw Property.

Liquidity and Capital Resources

Working Capital
			Percentage
	At June 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$25	$945	(97.4)%
Current Liabilities	(46,152)	(30,069)	53.5%
Working Capital Deficit	$(46,127)	$(29,124)	58.4%

Our working capital deficit increased by 58.4% as a result of the fact that we had no revenues or substantial sources of financing during the six month period ended June 30, 2004. As of June 30, 2004 we had cash in the amount of $25.

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

Cash Flows
	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Net cash from (used in) operating activities	$(58)	$36	$(920)	$(2,610)
Net cash from (used in) financing activities	--	--	--	--
Net increase (decrease) in cash during period	$(58)	$36	$(920)	$(2,610)

As we had no revenue and obtained no financing during the three month and six month periods ended June 30, 2004, we had negative cash flows for those periods.

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

ITEM 6. EXHIBITS.

(a) Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

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