Form 10QSB
period 2004-09-30
MERRITT VENTURES CORP
filed 2004-11-22
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______to _______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,437,500 shares of common stock issued and outstanding as of November 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2004	2003
	(Unaudited)

ASSETS

Current
Cash	$95	$945

LIABILITIES

Current
Accounts payable	$58,721	$30,069

STOCKHOLDER’S DEFICIENCY
Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.001 per share

Issued:
7,437,500 common shares	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(127,376)	(97,874)
	(58,626)	(29,124)

	$95	$945

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
 (Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004
Expenses
Administrative fees	$1,500	$1,500	$4,500	$4,500	$17,068
Exploration expenses	-	-	-	-	7,856
Mineral and property
option payments	-	1,000	-	1,000	2,000
Office and sundry	29	57	244	552	3,343
Professional fees	9,320	3,221	21,608	16,994	84,610
Regulatory fees	900	-	900	-	3,099
Rent	750	750	2,250	2,250	9,400

Net Loss For The Period	$12,499	$6,528	$29,502	$25,296	$127,376

Basic And Diluted Loss Per
Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	7,437,500	7,437,500	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Cash Flows From Operating
Activities
Net loss for the period	$(12,499)	$(6,528)	$(29,502)	$(25,296)	$(127,376)

Adjustments To Reconcile Net
Loss To Cash Used By
Operating Activities
Change in accounts payable	12,569	5,571	28,652	20,979	58,721
Change in prepaid expenses	-	-	-	750	-
	70	(957)	(850)	(3,567)	(68,655)

Cash Flows From Financing
Activities
Issue of share capital	-	-	-	-	68,750
Due to a related party	-	1,000	-	1,000	-
	-	1,000	-	1,000	68,750

Increase (Decrease) In Cash	70	43	(850)	(2,567)	95

Cash, Beginning Of Period	25	32	945	2,642	-

Cash, End Of Period	$95	$75	$95	$75	$95

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

SEPTEMBER 30, 2004
 (Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Balance, February 20, 2001
(Date of incorporation)	-	$-	$-	$-	$-

Shares issued for cash at $0.001	5,000,000	5,000	-	-	5,000
Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Shares issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss for the period	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705

Net loss for the year	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392

Net loss for the year	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	(97,874)	(29,124)

Net loss for the period	-	-	-	(29,502)	(29,502)

Balance, September 30, 2004	7,437,500	$7,438	$61,312	$(127,376)	$(58,626)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
 (Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.	OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on February 20, 2001.

	b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

	c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $127,376 for the period from February 20, 2001 (inception) to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

	c)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Merritt” mean Merritt Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next 12 months, our results of operations for the three month and nine month periods ended September 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

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

We have reached an agreement in principle to acquire a mining property known as the Ireland Mine, located in the Yellow Pine Mining District in the State of Nevada, for a purchase price of $6,000. We are currently in the process of formalizing the agreement.

We had previously reported that we were in discussions to acquire a company engaged in the business of selling and providing support services for telecommunications switching equipment and an affiliated real estate holding company. We were unable to arrive at a binding agreement with the proposed target companies and negotiations have been terminated. As a result, we will continue with our mineral exploration business. See Part II, Item 5. “Other Information.”

The Claw Property

Under the terms of our option agreement (the “Claw Option Agreement”) with International Arimex Resources Inc. (“International Arimex”), we have the option to acquire up to a 75% undivided interest in the Claw Property, which consists of the following mineral claim, located in the Omineca Mining Division in the Province of British Columbia, Canada:

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

In order to maintain our rights under the Claw Option Agreement, we are also required to:

1.	pay an additional $1,250 to International Arimex upon their obtaining regulatory approval of the Claw Option Agreement from the TSX Venture Exchange, or their obtaining a legal opinion that such approval is not required; and

2.	provide International Arimex with evidence that we have arranged for financing in the amount of $10,000 by September 30, 2004.

As of the date of filing of this Quarterly Report, we have not yet received financing as required under the Claw Option Agreement and, as such, are in default of the provisions of the Claw Option Agreement. Under the Claw Option Agreement, prior to exercising its termination rights, International Arimex must provide us with a notice of default, after which we will have 45 days to cure that default. International Arimex has not yet provided us with a notice of default under the Claw Option Agreement.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months involves the following:

1.	spending up to $81,250 on the continued exploration and development of the Claw Property. It is expected that these amounts will be spent on the construction of an access road onto the Claw Property and the excavation of trenches in targeted areas. In the event that the results of the trenching activities are favourable, we intend to begin drilling of those targeted areas.

2.	spending up to $5,000 to complete an initial geological review of the Ireland Mine property.

As of June 30, 2004, we had cash in the amount of $25. It is anticipated that we will not generate any revenues over the next twelve months. Accordingly, we will require substantial additional financing in order to fund our plan of operations.

We had previously reported that we had approved a private placement offering of 5,000,000 units at $0.25 per unit for total potential proceeds of $1,250,000. The purpose of this offering was to provide funding for our proposed business acquisitions. However, because negotiations for the proposed acquisitions have been terminated, we have decided not proceed with this offering. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” and Part II, Item 5. “Other Information.” Our Board of Directors has instead approved a reduced private placement offering of 500,000 shares at $0.10 per share. However, there is no assurance that the proposed private placement will be completed or that we will be able to sell all of the shares offered under the proposed private placement. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

If we are not able to complete the proposed private placement or if the proposed private placement does not provide us with sufficient financing to enable us to fund our plan of operations, then we will have to seek additional sources of financing. An inability to raise the necessary financing may result in us forfeiting our rights under our Option Agreement for the Claw Property with International Arimex Resources Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Revenue	$ --	$ --	--	$ --	$ --	--
Expenses	(12,499)	(6,528)	91.5%	(29,502)	(25,296)	16.6%
Net Income (Loss)	$(12,499)	$(6,528)	(91.5)%	$(29,502)	$(25,296)	(16.6)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Rent	$750	$750	--	$2,250	$2,250	--
Professional Fees	9,320	3,221	189.4%	21,608	16,994	27.2%
Regulatory Fees	900	--	100%	900	--	100%
Administrative Fees	1,500	1,500	--	4,500	4,500	--
Office and Sundry	29	57	(49.1)%	244	552	(55.8)%
Mineral and Property	--	1,000	(100)%	--	1,000	(100)%
Option Payments
Exploration Expenses	--	--	--	--	--	--
Total Expenses	$12,499	$6,528	91.5%	$29,502	$25,296	16.6%

We anticipate that our operating expenses will increase as we undertake our plan of operations and pursue our exploration program for the Claw Property.

Liquidity and Capital Resources

Working Capital

			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$95	$945	(89.9)%
Current Liabilities	(58,721)	(30,069)	95.3%
Working Capital Deficit	$(58,626)	$(29,124)	101.3%

Our working capital deficit increased by 101.3% as a result of the fact that we had no revenues or substantial sources of financing during the nine month period ended September 30, 2004. As of September 30, 2004 we had cash in the amount of $95.

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

Cash Flows

	Three Months		Six Months
	Ended September 30		Ended September 30

	2004	2003	2004	2003
Net cash from (used in) operating activities	$70	$(957)	$(850)	$(3,567)
Net cash from (used in) financing activities	--	1,000	--	1,000
Net increase (decrease) in cash during period	$70	$43	$(850)	$(2,567)

As we had no revenue and obtained no financing during the three month and nine month periods ended September 30, 2004, we had negative cash flows for those periods.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Proposed Private Placement Of Securities

We had previously reported that we had approved a private placement offering of 5,000,000 units at a price of $0.25 per unit for total potential proceeds of $1,250,000. The proceeds of this offering were intended to be used by us to fund our proposed business acquisitions. Now that negotiations for the proposed acquisitions have been terminated, we have decided not to proceed with this offering.

Instead, our Board of Directors has approved a reduced private placement offering of 500,000 shares to be issued at a price of $0.10 for total potential proceeds of $50,000 (the “Offering”). The proceeds of the Offering will be used by us to fund our mineral acquisitions and work programs and for general corporate purposes. Although we have approved the Offering, there is no assurance that the private placement will actually be completed or that we will be able to sell any or all of the shares offered.

If the proposed private placement is completed, it is expected that any issuances of our securities will be made pursuant to the exemptions to registration contained in Regulation S of the Securities Act on the basis that the offering will be made only to people who are not “U.S. persons” as defined under Regulation S.

ITEM 5. OTHER INFORMATION.

Proposed Business Acquisition

In our Quarterly Report for the period ended June 30, 2004, we disclosed that we were in discussions for the proposed acquisition of a company engaged in the business of selling and providing support services for telecommunications switching equipment and an affiliated real estate holding company. We were unable to reach a binding agreement with the proposed target companies and negotiations have been terminated.

Acquisition of Ireland Mine in Nevada

We have reached an agreement in principle to acquire a mining property known as the Ireland Mine, located in the State of Nevada, for a purchase price of $6,000. We are currently in the process of formalizing the agreement.

Appointment of New Officer

On November 17, 2004, Gordon F. Burley resigned as our Secretary and Christian Adolf Rommel was appointed to that position in his place. Mr. Burley continues to act as one of our directors and as our Treasurer and Chief Financial Officer.

Since 1996, Mr. Rommel has owned and operated Rommel Homes Ltd., a builder of custom residential housing in British Columbia, Canada.

Reports on Form 8-K.

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

May 5, 2004	May 21, 2004	Disclosure of Option Agreement with International Arimex Resources Inc. to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.

ITEM 6. EXHIBITS.

(a) Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004(2)

10.2	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004(3)

14.1	Code of Ethics(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously Filed as an Exhibit to our Form SB-2 registration statement originally filed on April 18, 2002, as amended.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB filed on September 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Dated: November 17, 2004	By:	/s/ Lorrie Ann Archibald
_____________________________
Lorrie Ann Archibald
President and Chief Executive Officer