Form 10KSB
period 2004-12-31
MERRITT VENTURES CORP
filed 2005-10-21
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2004

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year $NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $243,750 based on a price of $0.10 per share, being the last price at which shares of common stock were sold by the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 18, 2005, the issuer had 8,337,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MERRITT VENTURES CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

INDEX

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements”. These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

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

In May of 2004, we acquired an option to purchase up to a 75% undivided interest in a mineral property located in the Province of British Columbia, Canada that we referred to as the Claw Property. During the fourth quarter of 2004, we allowed this option to expire and we no longer have an interest in the Claw Property.

In November of 2004, we acquired a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim. Our plan of operation for the next twelve months primarily involves conducting preliminary exploration and development work on this property in order to ascertain whether it possess commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Ireland Claim and there is no assurance that any commercially viable mineral deposits exist on the property.

COMPETITION

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES

We have no employees as of the date of this Annual Report on Form 10-KSB other than our executive officers. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

THE IRELAND CLAIM

Location and Access to the Ireland Claim

The Ireland Claim consists of one unpatented mineral lode claim situated in the Yellow Pine Mining District in Clark County, Nevada, Section 24 of Township 25 south, range 58 east. A copy of the Certificate of Location filed with the Clark County recorder is filed as an exhibit to this Annual Report.

The Ireland Claim is located approximately 30 miles southwest of Las Vegas, Nevada, and approximately 4 miles south of Goodsprings, Nevada on the eastern slope of the Spring Mountains. Access to the Ireland Claim may be obtained by traveling southwest along Interstate Highway No. 15 from Las Vegas to the town of Jean, Nevada. Goodsprings is accessible from Jean by paved road at a distance of approximately seven miles to the northeast. The Ireland Claim is approximately four miles south of Goodsprings and may be accessed from Goodsprings by gravel road.

Ownership Interest

We acquired ownership of the Ireland Claim from Multi Metal Mining Corp. effective as of November 30, 2004 in exchange for the sum of $6,000. The full purchase price has been paid to Multi Metal Mining Corp. and, as such, we are the sole legal and beneficial owners of the Ireland Claim. A copy of the purchase agreement is attached as an exhibit to this Annual Report.

Geology of the Ireland Claim

The regional geography of the Spring Mountain Range consists primarily of Paleozoic sediments that have undergone intense folding accompanied by faulting. The Yellow Pine Mining District is underlain by a series of Carboniferous sediments (i.e. relating to the Carboniferous Period) consisting of limestone, pure crystalline limestone, and dolomite, with occasional intercalated beds of fine-grained sandstone. These strata have a general west to southwest dip from 15 to 45 degrees occasionally disturbed by local folds. Igneous rocks (i.e. rocks formed by solidified magma) are scarce in this region and are represented chiefly by quartz-monzonite porphyry dikes and sills.

History and Previous Operations on the Ireland Claim

The Ireland Claim is situated in an area that has historically been known as a well mineralized region.

The history of the area surrounding the Ireland Claim dates back to 1856 following the investigation of lead ore by Mormon missionaries. The first ore was smelted in 1857 and a mill was built north of Goodsprings in 1898. The completion of the San Pedro, Los Angeles and Salt Lake railroad in 1905 and the recognition of oxidized zinc minerals in the ore found around this location stimulated the development of mines in this region. The region was the subject of intermittent mining activity up to around 1964. The area has remained primarily dormant since 1964. A report on the area from 1931 indicated that several cars of copper-bearing lead ore had been previously mined from the area. To our knowledge, no recent work has been recorded on the Ireland Claim.

The Yellow Pine Mining District has been mined primarily for lead, zinc and silver. However, an estimated 91,000 ounces of gold has also been recovered in the region.

Present Condition and Current State of Exploration on the Ireland Claim

Our proposed program for the Ireland Claim is exploratory in nature. No mineral reserves have been identified on the Ireland Claim and there is no assurance that any such reserves will be identified in the future.

In February, 2005, we obtained an engineer’s report on the Ireland Claim. A copy of the report is attached as an exhibit to this Annual Report. The engineer was retained by us to review the available data on the Ireland Claim and to provide and assessment of the property and, if warranted, recommend an exploration program. In his report, the engineer recommended that we conduct a four-phased exploration program of the Ireland Claim.

Phase I of the exploration program would consist of conducting a VLF electromagnetic survey that traces geological fracture and breccia zones. VLF electromagnetic surveying employs electromagnetic waves that are generated at the surface and directed into the earth. When these waves encounter electrically conductive mineral formations or ore bodies located underground, they induce currents in the conducting minerals which generate new electromagnetic waves that are then detected by instruments located at the surface. Using this method, we can detect the presence of underground mineral formations and ore bodies. The estimated cost of completing Phase I is $5,500.

Phase II of the exploration program would consist of conducting a trench sampling survey of the Ireland Claim. Trench sampling involves dragging a shovel along the surface in a single direction to create a channel. Material for the sample is then taken at regular intervals along the channel. This procedure is repeated with several other channels in different directions until a suitable sample size has been procured. The estimated cost of completing Phase II is $8,500.

Phase III of the exploration program would involve conducting a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underling the mineral claims and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

Phase IV of the exploration program would consist of diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

Based upon the recommendations of the engineer’s report obtained by us, we intend to proceed with Phase I of the recommended exploration program sometime in October or November of 2005. Upon completion of Phase I, our Board of Directors will make a determination whether to proceed with Phase II of the exploration program. In completing this determination, our Board of Directors will make an assessment as to whether the results of Phase I are sufficiently positive to warrant proceeding with the next phase of the exploration program.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2004 and no matters have been submitted to a vote of our security holders since the end of our 2004 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is presently no public trading market for our common stock and we can provide no assurance that a public trading market for our shares will materialize.

Registered Holders Of Our Common Stock

As of October 18, 2005, there were approximately 58 stockholders of record of our common stock.

Dividends

No cash dividends have been declared with respect to our common stock since inception. We are not likely to pay any dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

In November of 2004, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.10 per share. The total number of shares offered was increased to 1,000,000 shares effective September 15, 2005 and to 1,750,000 shares effective September 30, 2005. The offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 to persons who are not “U.S. persons” as defined in Regulation S. Effective September 30, 2005, we have issued 900,000 shares of our common stock to qualified subscribers for gross proceeds of $90,000. In addition, we have received subscriptions for an additional 340,000 shares for gross proceeds of $34,000. We do not intend to issue shares to these subscribers until the offering has been substantially completed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the next twelve months, we intend to proceed with Phase I of the exploration program proposed in the engineering report that we obtained for the Ireland Claim. Phase I of the exploration program will consist of conducting a VLF electromagnetic survey that traces geological fracture and breccia zones. We expect that it will cost approximately $5,500 to complete Phase I of the exploration program. Once Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase II of the exploration program.

As of December 31, 2004, the date of our most recently prepared audited financial statements, we had cash and current assets in the amount of $15. As of June 30, 2005, the date of our most recently prepared unaudited interim financial statements, we had cash in the amount of $2,248. We do not anticipate earning any revenues in the near future. As such, we will require additional financing in order to proceed with Phase I of our exploration program and to fund our plan of operation for the next twelve months. We have approved a private placement offering of up to 1,750,000 shares of our common stock at a price of $0.10 per share for total potential proceeds of $175,000 (the “Offering”). As of the date of filing of this Annual Report, we had received gross proceeds pursuant to the Offering of $124,000. The majority of these funds will be used by us to pay for our exploration programs, and pay down our accrued liabilities. There is no assurance that we will be able to sell the remaining number of shares offered.

RESULTS OF OPERATIONS

Summary of Year End Results

		Year Ended December 31
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	$ Nil	$ Nil	N/A
Expenses	(51,000)	(32,516)	56.8%
Net Loss	$(51,000)	$(32,516)	56.8%

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

Expenses

The major components of our operating expenses are outlined in the table below:

		Year Ended December 31
			Percentage
	2004	2003	Increase / (Decrease)
Professional Fees	$34,776	$20,921	66.2%
Mineral Property and Option Payments	6,000	1,000	500%
Administrative Fees	6,000	6,068	(1.1)%
Rent	3,000	3,000	--
Regulatory Fees	950	970	(2.1)%
Office and Sundry	274	557	(50.8)%
Exploration Expenses	Nil	Nil	--
Total	$51,000	$32,516	56.8%

The majority of our expenses for the year ended December 31, 2004 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws.

We anticipate that our operating expenses will increase as we undertake our plan of operation and pursue our exploration program for the Ireland Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At Dec. 31, 2004	At Dec. 31, 2003	Increase / (Decrease)
Current Assets	$15	$945	(98.4)%
Current Liabilities	(80,139)	(30,069)	166.5%
Working Capital Deficit	$(80,124)	$(29,124)	(175.1)%

As of June 30, 2005, being the date of our most recently prepared unaudited interim financial statements, we had current assets of $2,248, current liabilities of $75,538 and a working capital deficit of $73,290.

Cash Flows
	Year Ended Dec. 31
	2004	2003
Net Cash Used In Operating Activities	$(930)	$(1,697)
Net Cash from (used in) Financing Activities	Nil.	Nil.
Net Decrease in Cash During Period	$(930)	$(1,697)

As we had no revenue and obtained no financing during the fiscal year ended December 31, 2004, we had negative cash flows for the year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail

Our current operating funds are inadequate to complete our planned exploration of the Ireland Claim. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. We will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

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

In order to maintain our rights to the Ireland Claim, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on the Ireland Claim

In order to maintain our rights to the Ireland Claim, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal, however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Ireland Claim. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the Ireland Claim to lapse.

Because we have not commenced business operations, we face a high risk of business failure

We were incorporated on February 20, 2001 and, to date, have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have not earned any revenues as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Because we are an exploration stage company, our business has a high risk of failure

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in the audit report of Telford Sadovnick, PLLC, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

Because our executive officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Our executive officers provide their services on a part-time basis. Our officers may pursue other business activities, provided that these other activities do not interfere with their obligations to us. Ms. Archibald, Mr. Burley and Mr. Rommel devote their full-time attention to other business pursuits. It is therefore possible that, over time, Ms. Archibald, Mr. Burley and Mr. Rommel may not be able to devote sufficient time to the management of our business, as and when needed.

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

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements:

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the year ended December 31, 2004, including:

	a.	Balance Sheets as at December 31, 2004 and December 31, 2003;	F-3

	b.	Statements of Operations for the years ended December 31, 2004 and December 31, 2003 and the period from inception on February 20, 2001 to December 31, 2004;	F-4

	c.	Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 and the period from inception on February 20, 2001 to December 31, 2004;	F-5

	d.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on February 20, 2001 to December 31, 2004; and	F-6

	e.	Notes to Financial Statements.	F-7

MERRITT VENTURES CORP.
(An Exploration Stage Company)

Financial Statements
(Stated In U.S. Dollars)

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Merritt Ventures Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Merritt Ventures Corp. (the “Company”) (an Exploration Stage Company) as at December 31, 2004, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2004 and for the period from February 20, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended December 31, 2003, and the cumulative data from February 20, 2001 (inception) to December 31, 2003 in the statements of operations, stockholders’ equity (deficiency) and cash flows, which were audited by other auditors whose report, dated June 16, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from February 20, 2001 (inception) to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merritt Ventures Corp. (an Exploration Stage Company) as at December 31, 2004 and the results of its operations and its cash flows for the year then ended, and for the period from inception from February 20, 2001 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Telford Sadovnick PLLC"
TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
May 18, 2005

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31
	2004	2003
ASSETS

Current
Cash	$15	$945

LIABILITIES

Current
Accounts payable and accrued liabilities	$80,139	$30,069

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001 per share

Issued:
7,437,500 common stock (7,437,500 in 2003)	7,438	7,438

Additional paid-in capital	61,312	61,312

Deficit Accumulated During The Exploration Stage	(148,874)	(97,874)
	(80,124)	(29,124)
	$15	$945

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				Cumulative
				Period From
				February 20
				2001
				(Inception)
	Year Ended			To
	December 31			December 31
	2004	2003	2002	2004

Revenue	$-	$-	$-	$-

Expenses
Professional fees	34,776	20,921	32,194	97,778
Mineral property and option payments	6,000	1,000	-	8,000
Administrative fees	6,000	6,068	6,500	18,568
Rent	3,000	3,000	2,750	10,150
Regulatory fees	950	970	1,229	3,149
Office and sundry	274	557	1,894	3,373
Exploration expenses	-	-	4,746	7,856

Net Loss For The Period	$51,000	$32,516	$49,313	$148,874

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	7,437,500	7,437,500	7,437,500

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				Cumulative
				Period From
				February 20
				2001
				(Inception)
	Year Ended			To
	December 31			December 31
	2004	2003	2002	2004

Cash provided by (used in):
Operating Activities
Net loss for the period	$(51,000)	$(32,516)	$(49,313)	$(148,874)

Changes in non-cash operating working capital
items:
Accounts payable and accrued liabilities	50,070	30,069	(1,500)	80,139
Change in due to shareholder	-	-	(1,000)	-
Prepaid expenses	-	750	(750)	-

	(930)	(1,697)	(52,563)	(68,735)

Financing Activities
Issuance of common stock	-	-	-	68,750

(Decrease) Increase In Cash	(930)	(1,697)	(52,563)	15

Cash, Beginning Of Period	945	2,642	55,205	-

Cash, End Of Period	$15	$945	$2,642	$15

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest paid	$-	$-	$-	$-
Income taxes paid	-	-	-	-

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) TO DECEMBER 31, 2004

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Stock issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Stock issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Stock issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705

Net loss	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392

Net loss	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	(97,874)	(29,124)

Net loss	-	-	-	(51,000)	(51,000)

Balance, December 31, 2004	7,437,500	$7,438	$61,312	$(148,874)	$(80,124)

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

1.	OPERATIONS

Organization

Merritt Ventures Corp. (the “Company”) was incorporated in the State of Nevada, U.S.A., on February 20, 2001.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $148,874 for the period from February 20, 2001 (inception) to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Option Payments and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

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

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock- based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation”.

Financial Instruments

The Company’s financial instruments consist of cash on deposit and accounts payable and accrued liabilities.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in fiscal years 2004 or 2003, respectively.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, “to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

c)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 Revised”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non- employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (Revised) does not have an impact on its results of operations or financial position.

4.	MINERAL EXPLORATION PROPERTY

a)

On May 5, 2004, as amended August 18, 2004, the Company entered into a mineral property option agreement (“Claw Option Agreement”) to acquire a 75% undivided interest in one mineral claim (known as the “Claw Property”) located in the Omenica Mining Division of British Columbia, Canada.

In order to earn its interest, the Company was required to:

		i)	pay US$1,250 on regulatory approval and provide assurance that at least $10,000 of financing has been secured by September 30, 2004.

		ii)	incur expenditures aggregating US$81,250 on exploration, maintenance or development, as follows:

			a)	$6,250 on or before December 31, 2004 to earn a 10% undivided interest; and
			b)	$25,000 on or before June 30, 2005 to earn an additional 25% undivided interest; and
			c)	$50,000 on or before December 31, 2005 to earn an additional 40% undivided interest.

As of December 31, 2004, the Company had not made the required payments and the Claw Option Agreement has lapsed.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

4.	MINERAL EXPLORATION PROPERTY (Continued)

b)

On November 30, 2004, the Company entered into a mineral property purchase agreement to acquire a 100% undivided interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland 1 Claim”, for a total consideration of $6,000.

On February 2, 2005, the Company made a $6,000 cash payment to the vendor and earned its interest in the Ireland 1 Claim.

5.	COMMON STOCK

The Company approved a private placement offering of 500,000 shares to be issued at a price of $0.10 for total potential proceeds of $50,000 (the “Offering”). The proceeds of the Offering will be used by the Company to fund its mineral acquisitions and work programs and for general corporate purposes. This Offering had not closed or been completed by December 31, 2004

6.	INCOME TAXES

	a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2003 – 34%) to income before income taxes. The difference results from the following items:

	2004	2003

Computed expected (benefit of) income taxes	$(17,340)	$(11,055)

Increase in valuation allowance	17,340	11,055
	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2004	2003

Total income tax operating loss carry forward	$148,874	$97,874

Statutory tax rate	34%	34%

Deferred income tax asset	50,617	33,277

Valuation allowance	(50,617)	(33,277)
	$-	$-

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

6.	INCOME TAXES (Continued)

c)

The Company has incurred operating losses and approximately $148,874, which, if unutilized, will expire through to 2024. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2001	$16,045	2021
2002	49,313	2022
2003	32,516	2023
2004	51,000	2024

Total income tax operating loss carry forward	$148,874

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

8.	SUBSEQUENT EVENTS

	a)	On February 2, 2005, the Company made a $6,000 cash payment to the vendor of the Ireland 1 Claim and earned its 100% undivided interest in one mineral claim, as detailed in Note 4.

b)

The Company has not yet concluded its private placement offering of 500,000 shares, which was approved in 2004. Share subscriptions have been received to May 18, 2005 for 175,000 shares for gross proceeds in the aggregate amount of $17,500. Share certificates will not be issued until the offering is substantially completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 8B. OTHER INFORMATION.

Acquisition of Ireland Claim

Effective November 30, 2004, we acquired a 100% interest in the Ireland Claim from the locator of that claim, Multi Metal Mining Corp., at a purchase price of $6,000. The Ireland Claim is located in the Yellow Pine Mining District in Clark County, Nevada. A copy of the purchase agreement is attached as an exhibit to this Annual Report.

Reports on Form 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for our fiscal year ended December 31, 2004:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

April 16, 2005	April 18, 2005	Item 4.01 – Change of Certifying Accountant from Morgan & Company, Chartered Accountants to Telford Sadovnick, PLLC.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof:

Name	Age	Positions
Lorrie Ann Archibald	37	President, Chief Executive Officer and a Director
Gordon F. Burley	67	Treasurer, Chief Financial Officer and a Director
Christian Adolf Rommel	38	Secretary

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

Gordon Fredrick Burley: Mr. Burley is our Treasurer and Chief Financial Officer and is a member of our Board of Directors. Mr. Burley was appointed to our Board of Directors and as Treasurer and Chief Financial Officer on February 20, 2001.

From November 1, 1996 to August, 2005, Mr. Burley served as a purchasing agent for LNS Services Ltd. LNS Services Ltd. is a design engineering construction company. Mr. Burley retired from his position at LNS Services Ltd. in August, 2005.

Christian Adolf Rommel: Mr. Rommel was appointed as our Secretary effective November 17, 2004. Since 1996, Mr. Rommel has owned and operated Rommel Homes Ltd., a builder of custom residential housing in British Columbia, Canada on a full-time basis.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by section 16(a) of the Exchange Act.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 18, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Lorrie Ann Archibald Director, President and Chief Executive Officer 1745 Larkhall Crescent North Vancouver, BC, Canada V7H 2Z3	2,500,000	30%
Common Stock	Gordon F. Burley Director, Treasurer and Chief Financial Officer #603 - 3600 Windcrest Drive North Vancouver, BC, Canada V7G 2S5	2,500,000	30%
Common Stock	Christian Adolf Rommel Secretary 823 East Keith Road North Vancouver, BC, Canada V7L 1W8	None	Nil.
Common Stock	All Officers and Directors as a Group (3 persons)	5,000,000	60%
5% SHAREHOLDERS
Common Stock	Lorrie Ann Archibald Director, President and Chief Executive Officer 1745 Larkhall Crescent North Vancouver, BC, Canada V7H 2Z3	2,500,000	30%
Common Stock	Gordon F. Burley Director, Treasurer and Chief Financial Officer #603 - 3600 Windcrest Drive North Vancouver, BC, Canada V7G 2S5	2,500,000	30%

1 Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of October 18, 2005, there were 8,337,500 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(1)	any director or officer;

(2)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(3)	any immediate relative or spouse of any of the foregoing persons.

ITEM 13.	EXHIBITS.
Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.(2)
10.2	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004.(3)
10.3	Purchase Agreement between Multi Metal Mining Corp. and the Company, dated November 30, 2004.
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Location for the Ireland Claim.
99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement originally filed on April 18, 2002, as amended.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 28, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2004 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Audit Fees	$11,950	$2,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	$1,500
Total	$11,950	$4,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

By:	/s/ Lorrie Ann Archibald
LORRIE ANN ARCHIBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lorrie Ann Archibald
LORRIE ANN ARCHIBALD
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 18, 2005

By:	/s/ Gordon F. Burley
GORDON F. BURLEY
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Date:	October 18, 2005