Form 10QSB
period 2005-03-31
MERRITT VENTURES CORP
filed 2005-10-24
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________to ______________

Commission File Number 000-50033

MERRITT VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147049
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 201
 Blaine, Washington 98230
(Address of principal executive offices)

360-332-1752
(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act): Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,337,500 shares of common stock issued and outstanding as of
October 18, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$4,770	$15

LIABILITIES

Current
Accounts payable and accrued liabilities	$72,839	$80,139

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
7,437,500 common shares	7,438	7,438

Additional paid-in capital	61,312	61,312

Subscriptions received	15,000	-

Deficit Accumulated During The Exploration Stage	(151,819)	(148,874)
	(68,069)	(80,124)

	$4,770	$15

MERRITT VENTURES CORP.
 (An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Administrative fees	150	1,500	18,718
Exploration expenses	-	-	7,856
Mineral and property option payments	-	-	8,000
Office and sundry	30	157	3,403
Professional fees	750	2,067	98,528
Regulatory fees	1,865	-	5,014
Rent	150	750	10,300

Net Loss For The Period	$2,945	$4,474	$151,819

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	7,437,500	7,437,500

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Operating Activities
Net loss for the period	$(2,945)	$(4,474)	$(151,819)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	(7,300)	3,612	72,839
	(10,245)	(862)	(78,980)

Financing Activity
Subscriptions received	15,000	-	83,750

Increase (Decrease) In Cash	4,755	(862)	4,770

Cash, Beginning Of Period	15	945	-

Cash, End Of Period	$4,770	$83	$4,770

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, FEBRUARY 20, 2001, TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL		DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, February 20, 2001
(Date of incorporation)	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001	5,000,000	5,000	-	-	-	5,000
Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Shares issued for cash at $0.10	437,500	438	43,312	-	-	43,750
Net loss for the period	-	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	-	(16,045)	52,705

Net loss for the year	-	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	-	(65,358)	3,392

Net loss for the year	-	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	-	(97,874)	(29,124)

Net loss for the year	-	-	-	-	(51,000)	(51,000)

Balance, December 31, 2004	7,437,500	7,438	61,312	-	(148,874)	(80,124)

Subscriptions received	-	-	-	15,000	-	15,000

Net loss for the period	-	-	-	-	(2,945)	(2,945)

Balance, March 31, 2005	7,437,500	$7,438	$61,312	$15,000	$(151,819)	$(68,069)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

2.	MINERAL EXPLORATION PROPERTY

The Company owns a 100% interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland 1 Claim”, for a total consideration of $6,000.

3.	SHARE CAPITAL

The Company has not yet concluded its private placement offering of 500,000 shares, which was approved in 2004. Share subscriptions have been received to March 31, 2005 for 150,000 shares for gross proceeds in the aggregate amount of $15,000. Share certificates will not be issued until the offering is substantially completed.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Company” and “Merritt” mean Merritt Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the three months ended March 31, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

In November, 2004, we acquired a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim. Our plan of operation for the next twelve months primarily involves conducting preliminary exploration and development work on this property in order to ascertain whether it possess commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Ireland Claim and there is no assurance that any commercially viable mineral deposits exist on the property.

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

We have approved a private placement offering of up to 1,750,000 shares of our common stock at a price of $0.10 per share for total potential proceeds of $175,000 (the “Offering”). As of the date of filing of this Quarterly Report, we have received gross proceeds from the Offering of $124,000. The majority of these funds will be used by us to pay for our exploration program, operating expenses and pay down our accrued liabilities. There is no assurance that we will be able to sell the remaining number of shares offered.

There is no assurance that the results of Phase I will be sufficiently favorable to justify proceeding with the next phase of our exploration program. Even if our Board of Directors determines that the results of Phase I justify proceeding to the next phase of our exploration program, we will require additional financing in order to complete our exploration programs. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us or at all.

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended March 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$ Nil	$ Nil	n/a
Expenses	(2,945)	(4,474)	(34.2)%
Net Loss	$(2,945)	$(4,474)	(34.2)%

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

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended March 31		Percentage
	2005	2004	Increase / (Decrease)
Administrative fees	$150	$1,500	(90.0)%
Exploration expenses	Nil	Nil	n/a
Mineral property and	Nil	Nil	n/a
option payments
Office and sundry	30	157	(80.9)%
Professional fees	750	2,067	(63.7)%
Regulatory fees	1,865	Nil	100%
Rent	150	750	(80.0)%
Total Expenses	$2,945	$4,474	(34.2)%

The majority of our expenses for the three months ended March 31, 2005 consisted of regulatory fees related to the Ireland Claim.

We anticipate that our operating expenses will increase as we undertake our plan of operation and pursue our exploration program for the Ireland Claim.

Liquidity and Capital Resources

Working Capital

			Percentage
	At March 31, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$4,770	$15	31,700%
Current Liabilities	(72,839)	(80,139)	(9.1)%
Working Capital Deficit	$(68,069)	$(80,124)	15%

As of June 30, 2005, being the date of our most recently prepared unaudited interim financial statements, we had current assets of $2,248, current liabilities of $75,538 and a working capital deficit of $73,290.

We currently do not have sufficient resources to complete our exploration programs for the Ireland Claim. We have approved a private placement offering of up to 1,750,000 shares of our common stock at a price of $0.10 per share for total potential proceeds of $175,000 (the “Offering”). As at the date of filing of this Quarterly Report, we had received gross proceeds from the Offering of $124,000. The majority of these funds will be used by us to pay for our exploration programs, operating expenses and pay down our accrued liabilities. There is no assurance that we will be able to sell the remaining number of shares offered and there is no assurance that we will be able to obtain sufficient financing to allow us to complete our plan of operation.

Cash Flows

	Three Months Ended March 31
	2005	2004
Net Cash Used In Operating Activities	$(10,245)	$(862)
Net Cash From Financing Activities	15,000	Nil
Net Increase (Decrease) In Cash During Period	$4,775	$(862)

During the period, we received subscriptions for a total of 150,000 shares offered pursuant to the Offering for total gross proceeds of $15,000. As of the date of filing of this Quarterly Report, we had received subscriptions for a total of 1,240,000 shares for total gross proceeds of $124,000.

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

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Quarterly Report.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail

Our current operating funds are inadequate to complete our planned exploration of the Ireland Claim. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

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

In order to maintain our rights to the Ireland Claim, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on the Ireland Claim

In order to maintain our rights to the Ireland Claim, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Ireland Claim. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the Ireland Claim to lapse.

Because we have not commenced business operations, we face a high risk of business failure

We were incorporated on February 20, 2001 and, to date, have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have not earned any revenues as of the date of this Quarterly Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Because we are an exploration stage company, our business has a high risk of failure

As noted in the financial statements that are included with this Quarterly Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in the audit report of Telford Sadovnick, PLLC, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Our executive officers and directors do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

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

PART II - OTHER INFORMATION

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November of 2004, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.10 per share (the “Offering”). Effective September 15, 2005, we increased the number of shares offered to 1,000,000 shares of our common stock and effective September 30, 2005, we increased the number of shares offered to 1,750,000 shares of our common stock. The Offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 to persons who are not “U.S. persons” as defined in Regulation S. Effective September 30, 2005, we have issued 900,000 shares of our common stock to qualified subscribers for gross proceeds of $90,000. In addition, we have received subscriptions for an additional 340,000 shares for gross proceeds of $34,000.

ITEM 5.            OTHER INFORMATION.

Except as provided below, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

Unregistered Sales of Equity Securities and Use of Proceeds

See Item 2 above.

Reports on Form 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended December 31, 2004:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

April 16, 2005	April 18, 2005	Item 4.01 – Change of Certifying Accountant from Morgan & Company, Chartered Accountants to Telford Sadovnick, PLLC.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.(2)

10.2	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004.(3)

10.3	Purchase Agreement between Multi Metal Mining Corp. and the Company, dated November 30, 2004.(4)

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Location for the Ireland Claim.(4)

99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(4)

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement originally filed on April 18, 2002, as amended.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on September 28, 2004.
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on October 21, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Dated: October 18, 2005	By:	/s/ Lorrie Ann Archibald
Lorrie Ann Archibald
President and Chief Executive Officer