Form 10QSB
period 2005-06-30
MERRITT VENTURES CORP
filed 2005-10-24
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to _______________

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

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$2,248	$15

LIABILITIES

Current
Accounts payable and accrued liabilities	$75,538	$80,139

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
7,437,500 common shares	7,438	7,438

Additional paid-in capital	61,312	61,312

Subscriptions received	17,500	-

Deficit Accumulated During The Exploration Stage	(159,540)	(148,874)
	(73,290)	(80,124)

	$2,248	$15

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative
fees	150	1,500	300	3,000	18,868
Exploration
expenses	-	-	-	-	7,856
Mineral property
and option
payments	-	-	-	-	8,000
Office and sundry	22	58	52	215	3,425
Professional fees	7,207	10,221	7,957	12,288	105,735
Regulatory fees	192	-	2,057	-	5,206
Rent	150	750	300	1,500	10,450
	7,721	12,529	10,666	17,003	159,450

Net Loss For The
Period	$7,721	$12,529	$10,666	$17,003	$159,540

Basic And Diluted
Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average
Number Of Shares
Outstanding	7,437,500	7,437,500	7,437,500	7,437,500

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			INCEPTION
			FEBRUARY 20
	SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Operating Activities
Net loss for the period	$(10,666)	$(17,003)	$(159,540)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	(4,601)	16,083	75,538
	(15,267)	(920)	(84,002)

Financing Activity
Issuance of common stock	-	-	68,750
Subscriptions received	17,500	-	17,500
	17,500	-	86,250

Increase (Decrease) In Cash	2,233	(920)	2,248

Cash, Beginning Of Period	15	945	-

Cash, End Of Period	$2,248	$25	$2,248

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 20, 2001, TO JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL		DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, February 20, 2001
(Date of incorporation)	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001	5,000,000	5,000	-	-	-	5,000
Shares issued for cash at $0.01	2,000,000	2,000	18,000	-	-	20,000
Shares issued for cash at $0.10	437,500	438	43,312	-	-	43,750
Net loss for the period	-	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	-	(16,045)	52,705

Net loss for the year	-	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	-	(65,358)	3,392

Net loss for the year	-	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	-	(97,874)	(29,124)

Net loss for the year	-	-	-	-	(51,000)	(51,000)

Balance, December 31, 2004	7,437,500	7,438	61,312	-	(148,874)	(80,124)

Subscriptions received	-	-	-	17,500	-	17,500

Net loss for the period	-	-	-	-	(10,666)	(10,666)

Balance, June 30, 2005	7,437,500	$7,438	$61,312	$17,500	$(159,540)	$(73,290)

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

a)
The unaudited financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $159,540 for the period from February 20, 2001 (inception) to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot combine in existence.

2.	MINERAL EXPLORATION PROPERTY

The Company owns a 100% interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland 1 Claim”, for a total consideration of $6,000.

3.	SHARE CAPITAL

The Company has not yet concluded its private placement offering of 500,000 shares, which was approved in 2004. Share subscriptions have been received to June 30, 2005 for 175,000 shares for gross proceeds in the aggregate amount of $17,500. Share certificates will not be issued until the offering is substantially completed.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the six months ended June 30, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

We have approved a private placement offering of up to 1,750,000 shares of our common stock at a price of $0.10 per share for total potential proceeds of $175,000 (the “Offering”). As of the date of filing of this Quarterly Report, we had received gross proceeds pursuant to this Offering of $124,000. The majority of these funds will be used by us to pay for our exploration programs, operating expenses and pay down our accrued liabilities. There is no assurance that we will be able to sell the remaining number of shares offered.

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

RESULTS OF OPERATIONS

Three Month and Six Month Summary

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Revenue	$ --	$ --	--	$ --	$ --	--
Expenses	(7,721)	(12,529)	(38)%	(10,666)	(17,003)	(37.3)%
Net Loss	$(7,721)	$(12,529)	(38)%	$(10,666)	$(17,003)	(37.3)%

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

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Rent	$150	$750	(80.0)%	$300	$1500	(80.0)%
Professional Fees	7,207	10,221	(29.5)%	7,957	12,288	(35.2)%
Regulatory Fees	192	--	100%	2,057	--	100%
Administrative Fees	150	1,500	(90.0)%	300	3,000	(90.0)%
Office and Sundry	22	58	(62.0)%	52	215	(75.8)%
Mineral Property	--	--	--	--	--	--

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
and Option
Payments

Exploration	--	--	--	--	--	--
Expenses

Total Expenses	$7,721	$12,529	(38.4)%	$10,666	$17,003	(37.2)%

The majority of our expenses for the three months ended June 30, 2005 consisted of regulatory fees related to the Ireland Claim.

We anticipate that our operating expenses will increase as we undertake our plan of operation and pursue our exploration program for the Ireland Claim.

Liquidity and Capital Resources

Working Capital

			Percentage
	At June 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$2,248	$15	14,886.7%
Current Liabilities	(75,538)	(80,139)	(5.7)%
Working Capital Deficit	$(73,290)	$(80,124)	(8.5)%

We currently do not have sufficient resources to complete our exploration programs for the Ireland Claim. We have approved a private placement offering of up to 1,750,000 shares of our common stock at a price of $0.10 per share for total potential proceeds of $175,000 (the “Offering”). As at the date of filing of this Quarterly Report, we had received gross proceeds pursuant to this Offering of $124,000. The majority of these funds will be used by us to pay for our exploration programs, operating expenses and pay down our accrued liabilities. There is no assurance that we will be able to sell the remaining number of shares offered and there is no assurance that we will be able to obtain sufficient financing to allow us to complete our plan of operation.

Cash Flows

	Six Months Ended June 30
	2005	2004
Net Cash Used In Operating Activities	$(15,267)	$(920)
Net Cash From Financing Activities	$17,500	--
Net Increase (Decrease) In Cash During Period	$2,233	$(920)

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

Unregistered Sales of Equity Securities and Use of Proceeds

See Item 2 above.

Reports on Form 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal quarter ended March 31, 2005:

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

MERRITT VENTURES CORP.

Dated: October 21, 2005	By:	/s/ Lorrie Ann Archibald
Lorrie Ann Archibald
President and
Chief Executive Officer