Form 10QSB
period 2005-09-30
MERRITT VENTURES CORP
filed 2005-11-18
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ___________ to ___________

Commission File Number 000-50033

MERRITT VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147049
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 201
Blaine, Washington 98230
(Address of principal executive offices)

(360) 332-1752
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,137,500 shares of common stock issued and outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

MERRITT VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2005	2004
ASSETS

Current
Cash	$72,954	$15
LIABILITIES

Current
Accounts payable and accrued liabilities	$86,956	$80,139

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
8,337,500 common shares (December 31, 2004
7,437,500 common shares)	8,338	7,438

Additional paid-in capital	150,412	61,312

Deficit Accumulated During The Exploration Stage	(172,752)	(148,874)
	(14,002)	(80,124)
	$72,954	$15

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
					SEPTEMBER
	SEPTEMBER 30		SEPTEMBER 30		30
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative
fees	600	1,500	900	4,500	19,468
Exploration
expenses	500	-	500	-	8,356
Mineral property
and option
payments	-	-	-	-	8,000
Office and sundry	144	29	196	244	3,569
Professional fees	9,893	9,320	17,850	21,608	115,628
Regulatory fees	25	900	2,082	900	5,231
Rent	2,050	750	2,350	2,250	12,500
	13,212	12,499	23,878	29,502	172,752

Net Loss For The
Period	$(13,212)	$(12,499)	$(23,878)	$(29,502)	$(172,752)

Basic And Diluted
Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average
Number Of Shares
Outstanding	7,447,500	7,437,500	7,440,833	7,437,500

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			INCEPTION
			FEBRUARY 20
	NINE MONTHS ENDED		2001 TO
	SEPTEMBER 30		SEPTEMBER
			30
	2005	2004	2005

Operating Activities
Net loss for the period	$(23,878)	$(29,502)	$(172,752)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	6,817	28,652	86,956
	(17,061)	(850)	(85,796)

Financing Activities
Issuance of common stock	90,000		158,750

Increase (Decrease) In Cash	72,939	(850)	72,954

Cash, Beginning Of Period	15	945	-

Cash, End Of Period	$72,954	$95	$72,954

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 20, 2001, TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, February 20,
2001 (Date of
incorporation)	-	$-	$-	$-	$-

Shares issued for cash at
$0.001	5,000,000	5,000	-	-	5,000
Shares issued for cash at
$0.01	2,000,000	2,000	18,000	-	20,000
Shares issued for cash at
$0.10	437,500	438	43,312	-	43,750
Net loss for the period	-	-	-	(16,045)	(16,045)

Balance, December 31,
2001	7,437,500	7,438	61,312	(16,045)	52,705

Net loss for the year	-	-	-	(49,313)	(49,313)

Balance, December 31,
2002	7,437,500	7,438	61,312	(65,358)	3,392

Net loss for the year	-	-	-	(32,516)	(32,516)

Balance, December 31,
2003	7,437,500	7,438	61,312	(97,874)	(29,124)

Net loss for the year	-	-	-	(51,000)	(51,000)

Balance, December 31,
2004	7,437,500	7,438	61,312	(148,874)	(80,124)

Shares issued for cash at
$0.10	900,000	900	89,100	-	90,000
Net loss for the period	-	-	-	(23,878)	(23,878)

Balance, September
30, 2005	8,337,500	$8,338	$150,412	$(172,752)	$(14,002)

The accompanying notes are an integral part of these financial statements.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

a)

The unaudited financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $172,752 for the period from February 20, 2001 (inception) to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot combine in existence.

2.	MINERAL EXPLORATION PROPERTY

The Company owns a 100% interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland 1 Claim”, for a total consideration of $6,000.

MERRITT VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SHARE CAPITAL

On September 15, 2005, the Company increased its private placement offering to 1,000,000 shares at $0.10 per share from 500,000 shares, previously approved in November 2004.

On September 30, 2005, the Company issued 900,000 common shares at a price of $0.10 per share for total proceeds of $90,000.

Subsequent to September 30, 2005, the Company increased the private placement offering to a total of 1,750,000 shares at $0.10 per share and issued an additional 800,000 shares to close the offering with a total of 1,700,000 shares issued at $0.10 per share.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the nine months ended September 30, 2005 and changes in our financial condition from December 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PLAN OF OPERATION

Our proposed exploration program for the Ireland Claim consists of the following:

1.

Phase I: Phase I of the exploration program involves conducting a VLF electromagnetic survey that traces geological fracture and breccia zones. VLF electromagnetic surveying employs electromagnetic waves that are generated at the surface and directed into the earth. When these waves encounter electrically conductive mineral formations or ore bodies located underground, they induce currents in the conducting minerals which generate new electromagnetic waves that are then detected by instruments located at the surface. Using this method, we can detect the presence of underground mineral formations and ore bodies. The estimated cost of completing Phase I is $5,500.

2.

Phase II: Phase II of the exploration program will involve conducting a trench sampling survey of the Ireland Claim. Trench sampling involves dragging a shovel along the surface in a single direction to create a channel. Material for the sample is then taken at regular intervals along the channel. This procedure is repeated with several other channels in different directions until a suitable sample size has been procured. The estimated cost of completing Phase II is $8,500.

3.

Phase III: Phase III of the exploration program will involve conducting a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underling the mineral claims and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

4.

Phase IV: Phase IV of the exploration program will involve diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

During the next twelve months, we intend to proceed with Phase I of the exploration program. Currently we have sufficient working capital to meet the anticipated costs of completing Phases I to III of our exploration program. However, there are no assurances that the actual costs of completing each phase will not exceed our estimates of those costs. Further, we do not have sufficient capital resources to complete Phase IV of our exploration program and meet our ongoing current obligations. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding. If our Board of Directors decides to proceed through to Phase IV of our exploration program, of which there are no assurances, or if the actual costs of completing each phase exceeds our estimates of those costs, we may be required to seek additional financing. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Month and Nine Month Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	(13,212)	(12,499)	5.7%	(23,878)	(29,502)	(19.1)%
Net Loss	$(13,212)	$(12,499)	5.7%	$(23,878)	$(29,502)	(19.1)%

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

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Rent	$2,050	$750	173.3%	$2,350	$2,250	4.4%
Professional Fees	9,893	9,320	6.1%	17,850	21,608	(17.4)%
Regulatory Fees	25	900	(97.2)%	2,082	900	131.3%
Administrative Fees	600	1,500	(60)%	900	4,500	(80)%
Office and Sundry	144	29	396.6%	196	244	(19.7)%
Mineral Property	--	--	N/A	--	--	N/A
and Option
Payments
Exploration	500	--	100%	500	--	100%
Expenses
Total Expenses	$13,212	$12,499	5.7%	$23,878	$29,502	(19.1)%

Our total expenses for the three months ended September 30, 2005 did not materially change from our total expenses for the same period ended September 30, 2004.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Ireland Claim. Expenses will continue to increase if our Board of Directors decides to proceed beyond Phase I of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity and Capital Resources

Working Capital
			Percentage
	At September 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$72,954	$15	486,260%
Current Liabilities	(86,956)	(80,139)	8.5%
Working Capital Deficit	$(14,002)	$(80,124)	(82.5)%

Cash Flows
	Nine Months Ended September 30,
	2005	2004
Net Cash Used In Operating Activities	$(17,061)	$(850)
Net Cash From Financing Activities	90,000	--
Net Increase (Decrease) In Cash During Period	$72,939	$(850)

On September 30, 2005, we obtained financing in the amount of $90,000 as a result of the private placement sale of 900,000 shares of our common stock. An additional 800,000 shares of our common stock were sold on a private placement basis on October 24, 2005, resulting in additional proceeds to the Company of $80,000. (See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”) The funds received from these financings will be used to fund our exploration program for the Ireland Claim and to meet our current obligations as they become due.

We currently have sufficient working capital to meet the anticipated costs of completing Phases I through III of our exploration program. However, there is no assurance that the actual costs of completing those phases of our exploration program will not exceed our estimates. Additionally, if our Board of Directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail

Our current operating funds are inadequate to complete Phases I through IV of our planned exploration for the Ireland Claim. Our business plan calls for significant expenses in connection with the exploration and development of the Ireland Claim. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claim, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claim and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or silver on our mineral claim. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us in the upcoming exploration of the mineral claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Even if we discover commercial reserves of precious metals on our mineral claim, we may not be able to successfully obtain commercial production

Our mineral claim does not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claim into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

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

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several government regulations that materially restrict the exploration of minerals. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective on September 30, 2005, we issued 900,000 shares of our common stock at a price of $0.10 per share to a number of subscribers. These shares were issued pursuant to the exceptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscribers that they were not “U.S. persons”, as that term is defined under Regulation S, and that they were not acquiring those shares for the account or benefit of a U.S. person.

Effective on October 24, 2005, we issued 800,000 shares of our common stock at a price of $0.10 per share to a number of subscribers. These shares were issued pursuant to the exceptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscribers that they were not “U.S. persons”, as that term is defined under Regulation S, and that they were not acquiring those shares for the account or benefit of a U.S. person.

The proceeds of these sales of our equity securities will be used by us to fund our exploration program and to meet our current obligations as they become due.

ITEM 5. OTHER INFORMATION.

Except as provided below, all information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

Unregistered Sales of Equity Securities and Use of Proceeds

See Item 2 above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

Reports on Form 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended September 30, 2005 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRITT VENTURES CORP.

Dated: November 17, 2005	By:	/s/ Lorrie Ann Archibald
Lorrie Ann Archibald
President and
Chief Executive Officer