Form 10KSB
period 2005-12-31
IRELAND INC.
filed 2006-04-12
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2005

[               ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-50033

IRELAND INC.
(Name of small business issuer in its charter)

NEVADA	91-2147049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

(360) 318-3020
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [               ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [               ] No [ X ]

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $458,750 based on a price of $0.10 per share, being the last price at which shares of common stock were sold by the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2005, the issuer had 9,137,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [               ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Ireland”, and the “Company” mean Ireland Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

GENERAL

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

In November of 2004, we acquired a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim. Our plan of operation for the next twelve months primarily involves continuing to conduct preliminary exploration and development work on this property in order to ascertain whether it possesses commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Ireland Claim and there is no assurance that any commercially viable mineral deposits exist on the property.

RECENT CORPORATE DEVELOPMENTS

Since the last fiscal year ended December 31, 2004, we have experienced the following developments in our business:

1.

On January 23, 2006, we received the report of our consulting geologist regarding the results of exploration work completed on the Ireland Claim. The work completed consisted of trench sampling and surveying of the claim site. Based upon assay values obtained from the samples taken, our consulting geologist has recommended that we proceed with a VLF electromagnetic survey of the Ireland Claim. Subject to the availability of the necessary equipment and of our consulting geologist, we intend to proceed with this next step of our exploration program during the 2006 fiscal year.

2.

Effective January 10, 2006, Gordon F. Burley resigned as a member of the Board of Directors and as our Chief Financial Officer and Treasurer. There was no disagreement between Mr. Burley and the Company regarding any matter relating to our operations, policies or practices. In place of Mr.Burley, Lorrie Ann Archibald, the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors, was appointed as our Chief Financial Officer and Treasurer.

3.	Effective December 19, 2005, our name has changed from “Merritt Ventures Corp.” to “Ireland Inc.”

4.

Effective September 30, 2005 and October 24, 2005, we completed two private placements for proceed of $90,000 and $80,000 respectively. These private placements consisted of an aggregate of 1,700,000 shares of our common stock, which were sold at a price of $0.10 per share.

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

GOVERNMENT REGULATIONS

The mining industry in the United States is highly regulated. We intend to secure all necessary permits for the exploration of the Ireland Claim and, if development is warranted on the property, will file final plans of operation prior to starting any mining operations. The consulting geologists that we hire are experienced in conducting mineral exploration activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that our consulting geologists will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on the Ireland Claim. We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed mining activities cannot be determined until we complete our exploration program.

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. We do not expected Phases I through III of our current exploration program to require any reclamation or environmental remediation work.

If we enter into the development or production stages of any mineral deposits found on the Ireland Claim, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any mineral deposit development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;
-	Dust generation will have to be minimal or otherwise re- mediated;
-	Dumping of material on the surface will have to be re- contoured and re-vegetated;
-	An assessment of all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;
-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re- mediated; and,
-	There will have to be an impact report of the work on the local fauna and flora.

Phase IV of our exploration program calls for the diamond drilling of selected sites on the Ireland Claim. If we decide to proceed to Phase IV of our exploration program, of which there are no assurances, we will require the prior permission of the Bureau of Land Management (the “BLM”). The permit required is a "Notice of Intent" which fully describes the intended program including location of drill sites, proposed access roads, type of equipment to be used, duration, reclamation plan, etc. Once a decision is made to proceed with exploration drilling activities, a Notice of Intent will need to be submitted for BLM approval. BLM staff will then schedule a field visit with a company representative. The BLM may call for adjustments, for example, in access or location of drilling sites, or may approve the plan as is. The BLM will call upon wildlife, biology, archaeological and other experts as needed to mitigate any expected impact. Before any physical disturbance may occur, the BLM will determine the amount of the disturbance and may require a reclamation bond. Only after these steps are completed will a permit for exploration drilling be issued. It typically requires approximately 90 days to acquire drilling permits.

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

ITEM 2.                DESCRIPTION OF PROPERTY.

THE IRELAND CLAIM

Location and Access to the Ireland Claim

The Ireland Claim consists of one unpatented mineral lode claim situated in the Yellow Pine Mining District in Clark County, Nevada, Section 24 of Township 25 south, range 58 east. A copy of the Certificate of Location filed with the Clark County recorder was filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2004.

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

Ownership Interest

We acquired ownership of the Ireland Claim from Multi Metal Mining Corp. effective as of November 30, 2004 in exchange for the sum of $6,000. The full purchase price has been paid to Multi Metal Mining Corp. and, as such, we are the sole legal and beneficial owners of the Ireland Claim. A copy of the purchase agreement was filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2004.

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

Upon our acquisition of the Ireland Claim, we retained the services of a geologist to review the available data on the property, to provide an assessment of the property based on that data and, if warranted, to recommend an exploration program for the property. A copy of his report was attached as an exhibit to our Annual Report for the year ended December 31, 2004. In his report, our consulting geologist recommended the following four-phased exploration program for the Ireland Claim:

1.

Phase I: Phase I of the exploration program is to consist of a VLF electromagnetic survey that traces geological fracture and breccia zones of the Ireland Claim. VLF electromagnetic surveying employs electromagnetic waves that are generated at the surface and directed into the earth. When these waves encounter electrically conductive mineral formations or ore bodies located underground, they induce currents in the conducting minerals which generate new electromagnetic waves that are then detected by instruments located at the surface. Using this method, we can detect the presence of underground mineral formations and ore bodies. The estimated cost of completing Phase I is $5,500.

2.

Phase II: Phase II of the exploration program, which has been completed, consisted of conducting a trench sampling survey of the Ireland Claim. Trench sampling involves dragging a shovel along the surface in a single direction to create a channel. Material for the sample is then taken at regular intervals along the channel. This procedure is repeated with several other channels in different directions until a suitable sample size has been procured. The cost of completing Phase II was $8,500.

3.

Phase III: Phase III of the exploration program is expected to involve the conducting of a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underling the mineral claim and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

4.

Phase IV: Phase IV of the exploration program is expected to consist of diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

During the winter and fall of 2005, work was conducted on the Ireland Claim based upon the initial recommendations of our consulting geologist. Phase I of our exploration program was to initially have consisted of a VLF electromagnetic survey of the geological fracture and breccia zones of the Ireland Claim. However, we were unable to secure the equipment necessary to conduct this phase of the recommended exploration program. As a result, it was decided that we would conduct the trench sampling phase of the recommended exploration program first. The report of our consulting geologist on the results of the trench sampling portion of our exploration program was received at the end of January, 2006. Our consulting geologist reported that the trench samples returned assay values of gold varying from trace amounts to 0.28 oz/ton and silver varying from trace amounts to 1.89 oz/ton.

Based upon these results, our consulting geologist has recommended that we proceed with what was originally planned as Phase I of the exploration program, the VLF electromagnetic surveying of the Ireland Claim. Subject to the availability of the necessary consultants and equipment, we intend to conduct this phase of our exploration program during the 2006 fiscal year. Once the results of this phase of our exploration program has been completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. In making this determination, our Board of Directors will assess the results of the VLF electromagnetic survey and will rely upon the recommendations of our consulting geologist.

ITEM 3.                LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 14, 2005, our Board of Directors unanimously recommended that the our stockholders approve a proposal to amend the Company’s Articles of Incorporation to change our name from “Merritt Ventures Corp.” to “Ireland Inc.” (the “Name Change”). On November 14, 2005, stockholders holding 54.7% of the voting power of the Company executed a written consent authorizing and approving the Name Change. A Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State and the Name Change was completed effective December 19, 2005.

As the Name Change was approved by the written consent of stockholders holding a majority of the outstanding shares of our common stock entitled to vote, the Name Change was not submitted for a general vote of our stockholders.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Currently, there is no established public trading market for our securities. We have submitted an application to have our common stock traded on the Over-The-Counter Bulletin Board; however there are no assurances that our application will be approved or that a public market for our securities will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
(d)	contains a toll-free telephone number for inquiries on disciplinary actions;
(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;
(b)	the compensation of the broker-dealer and its salesperson in the transaction;
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

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must:

(a)	make a special written determination that the penny stock is a suitable investment for the purchaser; and
(b)	receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Holders of Common Stock

As of January 27, 2006, there were 99 stockholders of record of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our exploration program for the Ireland Claim consists of the following:

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

2.

Phase II: Phase II of the exploration program, which has been completed, involved conducting a trench sampling survey of the Ireland Claim. Trench sampling involves dragging a shovel along the surface in a single direction to create a channel. Material for the sample is then taken at regular intervals along the channel. This procedure is repeated with several other channels in different directions until a suitable sample size has been procured. The cost of completing Phase II was $8,500.

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

As discussed at Part I, Item 2 of this Annual Report, Phase II of our exploration program was completed before Phase I due to the unavailability of the equipment necessary to conduct a VLF electromagnetic survey. Based upon the results of Phase II, our consulting geologist has recommended that we proceed with the VLF electromagnetic survey that was originally recommended for Phase I. Subject to the availability of the necessary consultants and equipment, we intend to proceed with Phase I during the 2006 fiscal year. Once Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program.

As of our fiscal year ended December 31, 2005, we had cash in the amount of approximately $63,242 and working capital of $35,851. Currently, we have sufficient working capital to meet the anticipated costs of completing Phases I and III of our exploration program. However, there are no assurances that the actual costs of completing these phases will not exceed our estimates of those costs. Further, we do not have sufficient capital resources to complete Phase IV of our exploration program and meet our ongoing current obligations. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding.

If our Board of Directors decides to proceed through to Phase IV of our exploration program, of which there are no assurances, or if the actual costs of completing each phase exceeds our estimates of those costs, we may be required to seek additional financing. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all. Currently, we do not have arrangements for additional funds.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended December 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$ Nil	$ Nil	n/a
Expenses	(54,025)	(51,000)	5.9%
Net Loss	$(54,025)	$(51,000)	5.9%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31
			Percentage
	2005	2004	Increase / (Decrease)
Administrative fees	$900	$6,000	(85.0)%
Exploration expenses	3,000	-	n/a
Mineral property and option payments	6,000	6,000	0.0%
Office and sundry	270	274	(1.5)%
Professional fees	35,383	34,776	1.7%
Regulatory fees	5,722	950	502.3%
Rent	2,750	3,000	(8.3)%
Total	$54,025	$51,000	5.9%

The majority of our expenses for the year ended December 31, 2005 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Ireland Claim. Our expenses will continue to increase if our Board of Directors decides to proceed beyond Phase I of our exploration program to Phase III. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At December 31,	At December 31,	Percentage
	2005	2004	Increase / (Decrease)
Current Assets	$63,242	$15	421,513.3%
Current Liabilities	(27,391)	(80,139)	(65.8)%
Working Capital Deficit	$35,851	$(80,124)	144.7%

Cash Flows
	Year Ended December 31
	2005	2004
Net Cash Used In Operating Activities	$(108,423)	$(1,930)
Net Cash from Financing Activities	171,650	1,000
Net Decrease In Cash During Period	63,227	$(930)

During the fiscal year ended December 31, 2005, we had no revenue. On September 30, 2005, we obtained financing in the amount of $90,000 as a result of the private placement sale of 900,000 shares of our common stock. An additional 800,000 shares of our common stock were sold on a private placement basis on October 24, 2005, resulting in additional proceeds to the Company of $80,000. The funds received from these financings will be used to fund our exploration program for the Ireland Claim and to meet our current obligations as they become due.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

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

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future, be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

If we complete a financing through the sale of additional shares of our common stock, stockholders will experience dilution

The most likely source of future financing presently available to us is through the issuance of our common stock. Any sale of share capital will result in dilution to existing stockholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

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

Because we are an exploration stage company, our business has a high risk of failure

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in the audit report of Telford Sadovnick, P.L.L.C., raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

Because our executive officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Our executive officers provide their services on a part-time basis. Our officers may pursue other business activities, provided that these other activities do not interfere with their obligations to us. Ms. Archibald and Mr. Rommel devote their full-time attention to other business pursuits. It is therefore possible that, over time, Ms. Archibald and Mr. Rommel may not be able to devote sufficient time to the management of our business, as and when needed.

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

ITEM 7.                FINANCIAL STATEMENTS.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

Financial Statements
(Stated In U.S. Dollars)

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ireland Inc. (Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ireland Inc. (Formerly Merritt Ventures Corp.) (the “Company”) (an Exploration Stage Company) as at December 31, 2005 and 2004, the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the year then ended December 31, 2005 and 2004 and for the period from February 20, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the Company’s financial statements as of and for the year ended December 31, 2003, and the cumulative data from February 20, 2001 (inception) to December 31, 2003 in the statements of operations, stockholders’ equity (deficiency) and cash flows, which were audited by other auditors whose report, dated June 16, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from February 20, 2001 (inception) to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. (Formerly Merritt Ventures Corp.) (an Exploration Stage Company) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the year then ended, and for the period from inception from February 20, 2001 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 28, 2006

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31
	2005	2004

ASSETS

Current
Cash	$63,242	$15

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,601	$74,999
Due to related parties	6,790	5,140
	27,391	80,139
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001
per share

Issued:
9,137,500 common stock (7,437,500 in 2004)	9,138	7,438

Additional paid-in capital	229,612	61,312

Deficit Accumulated During The Exploration Stage	(202,899)	(148,874)

	35,851	(80,124)

	$63,242	$15

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				Cumulative
				Period From
				February 20
				2001
				(Inception)
	Year Ended			To
	December 31			December 31
	2005	2004	2003	2005

Revenue	$-	$-	$-	$-

Expenses
Administrative fees	900	6,000	6,068	19,468
Exploration expenses	3,000	-	-	10,856
Mineral property and option payments	6,000	6,000	1,000	14,000
Office and sundry	270	274	557	3,643
Professional fees	35,383	34,776	20,921	133,161
Regulatory fees	5,722	950	970	8,871
Rent	2,750	3,000	3,000	12,900

Net Loss For The Period	$54,025	$51,000	$32,516	$202,899

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	7,971,966	7,437,500	7,437,500

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				Cumulative
				Period From
				February 20
				2001
				(Inception)
	Year Ended			To
	December 31			December 31
	2005	2004	2003	2005

Cash provided by (used in):
Operating Activities
Net loss for the period	$(54,025)	$(51,000)	$(32,516)	$(202,899)

Changes in non-cash operating working capital
items:
Accounts payable and accrued liabilities	(54,398)	49,070	25,929	20,601
Prepaid expenses	-	-	750	-

	(108,423)	(1,930)	(5,837)	(182,298)

Financing Activities
Issuance of common stock	170,000	-	-	238,750
Advances from related parties	1,650	1,000	4,140	6,790
	171,650	1,000	4,140	245,540

Increase (Decrease) In Cash	63,227	(930)	(1,697)	63,242

Cash, Beginning Of Period	15	945	2,642	-

Cash, End Of Period	$63,242	$15	$945	$63,242

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest paid	$-	$-	$-	$-
Income taxes paid	-	-	-	-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) TO DECEMBER 31, 2005

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Stock issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Stock issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Stock issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705

Net loss	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392

Net loss	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	7,437,500	7,438	61,312	(97,874)	(29,124)

Net loss	-	-	-	(51,000)	(51,000)

Balance, December 31, 2004	7,437,500	7,438	61,312	(148,874)	(80,124)

Stock issued for cash at $0.10	1,700,000	1,700	168,300	-	170,000
Net loss	-	-	-	(54,025)	(54,025)

Balance, December 31, 2005	9,137,500	$9,138	$229,612	$(202,899)	$35,851

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005

1.	OPERATIONS

Organization

Ireland Inc. (formerly Merritt Ventures Corp.) (the “Company”) was incorporated in the State of Nevada, U.S.A., on February 20, 2001. On December 19, 2005, the Company changed its name to Ireland Inc.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $202,899 for the period from February 20, 2001 (inception) to December 31, 2005, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Option Payments and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate. Such expenditures include acquisition, exploration and administration expenditures.

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

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
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

Basic and Diluted Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005 and 2004, the Company has no stock equivalents that were anti- dilutive and excluded in the earnings per share computation.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments

The Company’s financial instruments consist of cash on deposit and accounts payable and accrued liabilities and amounts due to related parties.

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

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in fiscal years 2005 or 2004, respectively.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b)

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 – “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operations or cash flows.

c)

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

d)

In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1 – “The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4.	MINERAL EXPLORATION PROPERTY

a)

On May 5, 2004, as amended August 18, 2004, the Company entered into a mineral property option agreement (“Claw Option Agreement”) to acquire a 75% undivided interest in one mineral claim (known as the “Claw Property”) located in the Omenica Mining Division of British Columbia, Canada.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
4.	MINERAL EXPLORATION PROPERTY (Continued) In order to earn its interest, the Company was required to:

i)	pay US$1,250 on regulatory approval and provide assurance that at least $10,000 of financing has been secured by September 30, 2004.

ii)	incur expenditures aggregating US$81,250 on exploration, maintenance or development, as follows:

	a)	$6,250 on or before December 31, 2004 to earn a 10% undivided interest; and
	b)	$25,000 on or before June 30, 2005 to earn an additional 25% undivided interest; and
	c)	$50,000 on or before December 31, 2005 to earn an additional 40% undivided interest.

The Company had not made the required payments and the Claw Option Agreement lapsed in 2004.

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 – 34%) to income before income taxes. The difference results from the following items:

	2005	2004

Computed expected (benefit of) income taxes	$(18,369)	$(17,340)

Increase in valuation allowance	18,369	17,340

	$-	$-

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
5.	INCOME TAXES (Continued)

	b)	Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004

Operating loss carry forward	$178,043	$133,018
Mineral property expenses	14,000	8,000
Exploration expenses	10,856	7,856

	202,899	148,874

Statutory tax rate	34%	34%

Deferred income tax asset	68,986	50,617

Valuation allowance	(68,986)	(50,617)

	$-	$-

c)

The Company has incurred operating losses and approximately $178,043, which, if unutilized, will expire through to 2025. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $24,856 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2001	$11,935	2021
2002	44,567	2022
2003	31,516	2023
2004	45,000	2024
2005	45,025	2025

Total income tax operating loss carry forward	$178,043

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2005
7.	RELATED PARTY TRANSACTIONS

Amounts due to related parties for advances to the Company are unsecured, without interest and are due on demand.

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                   CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.                   OTHER INFORMATION.

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for our fiscal year ended December 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

January 10, 2006	January 13, 2006	Item 5.02 – Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

No other information or events required to be disclosed in a report on Form 8-K have occurred since the end of our third quarter for the fiscal year ended December 31, 2005.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the filing of this Annual Report:

Name	Age	Positions

Lorrie Ann Archibald	38	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

Christian Adolf Rommel	39	Secretary

Lorrie Ann Archibald: Ms. Archibald is our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, and is a member of our Board of Directors. Ms. Archibald was appointed to our Board of Directors and as our President and Chief Executive Officer on February 20, 2001. Ms. Archibald was appointed as our Treasurer and Chief Financial Officer on January 10, 2006.

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

TERMS OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended December 31, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form

Lorrie Ann Archibald,
Chief Executive Officer, Chief	One	One	None
Financial Officer, President,
Treasurer and Director

ITEM 10.                EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 27, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
DIRECTORS AND OFFICERS
Common Stock	Lorrie Ann Archibald President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director 1745 Larkhall Crescent North Vancouver, BC V7H 2Z3	4,550,000	49.8%
Common Stock	Christian Adolf Rommel Secretary 823 East Keith Road North Vancouver, BC V7L 1W8	None	Nil.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
Common Stock	All Officers and Directors as a Group (2 persons)	4,550,000	49.8%
5% STOCKHOLDERS
Common Stock	Lorrie Ann Archibald President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director 1745 Larkhall Crescent North Vancouver, BC V7H 2Z3	4,550,000	49.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of January 27, 2006, there were 9,137,500 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate relative or spouse of any of the foregoing persons.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.                EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles of Incorporation.

3.3	Bylaws.(1)

10.1	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.(2)

10.2	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004.(3)

10.3	Purchase Agreement between Multi Metal Mining Corp. and the Company, dated November 30, 2004.(4)

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Location for the Ireland Claim.(4)

99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(4)

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement originally filed on April 18, 2002, as amended.
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on September 28, 2004.
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on October 21, 2005.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees	$16,850	$11,950
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$16,850	$11,950

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	April 11, 2006	By:	/s/ Lorrie Ann Archibald
LORRIE ANN ARCHIBALD
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 11, 2006	By:	/s/ Lorrie Ann Archibald
LORRIE ANN ARCHIBALD
President, Treasurer,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Director