Form 10QSB
period 2006-03-31
IRELAND INC.
filed 2006-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[           ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to _______

Commission File Number 000-50033

IRELAND INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147049
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 201
Blaine, Washington 98230
(Address of principal executive offices)

(360) 318-3020
(Issuer’s telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act): Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2006, the Registrant had 9,137,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$50,461	$63,242

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,282	$20,601
Due to related parties	6,790	6,790
	30,072	27,391

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
9,137,500 common shares (December 31, 2005
9,137,500 common shares)	9,138	9,138

Additional paid-in capital	229,612	229,612

Deficit Accumulated During The Exploration Stage	(218,361)	(202,899)
	20,389	35,851

	$50,461	$63,242

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Administrative fees	-	150	19,468
Exploration expenses	-	-	10,856
Mineral and property option payments	-	-	14,000
Office and sundry	103	30	3,746
Professional fees	13,603	750	146,764
Regulatory fees	1,456	1,865	10,327
Rent	300	150	13,200

Net Loss For The Period	$15,462	$2,945	$218,361

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	9,137,500	7,437,500

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Operating Activities
Net loss for the period	$(15,462)	$(2,945)	$(218,361)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	2,681	(7,300)	23,282
	(12,781)	(10,245)	(195,079)

Financing Activities
Issuance of common stock	-	15,000	238,750
Advances from related parties	-	-	6,790
	-	15,000	245,540

Increase (Decrease) In Cash	(12,781)	4,755	50,461

Cash, Beginning Of Period	63,242	15	-

Cash, End Of Period	$50,461	$4,770	$50,461

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

a)

The unaudited financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $218,361 for the period from February 20, 2001 (inception) to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Exploration Activities

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

	c)	Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments.

3.	MINERAL EXPLORATION PROPERTY

On November 30, 2004, the Company entered into a mineral property purchase agreement to acquire a 100% undivided interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland 1 Claim”, for a total consideration of $6,000.

On February 2, 2005, the Company made a $6,000 cash payment to the vendor and earned its interest in the Ireland 1 Claim.

4.	RELATED PARTY TRANSACTIONS

Amounts due to related parties for advances to the Company are unsecured, without interest and are due on demand.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Company” and “Ireland” mean Ireland Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. In November, 2004, we acquired a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended March 31, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PLAN OF OPERATION

Our plan of operation for the next twelve months primarily involves conducting preliminary exploration and development work on the Ireland Claim in order to ascertain whether it possess commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Ireland Claim and there is no assurance that any commercially viable mineral deposits exist on the property.

Subject to our obtaining any additional funding necessary for the continued exploration of our Ireland Claim mineral property, our proposed exploration program for the Ireland Claim consists of the following:

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

3.

Phase III: Phase III of the exploration program will involve conducting a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underlying the mineral claims and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

4.

Phase IV: Phase IV of the exploration program will involve diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

During the winter and fall of 2005, due to the unavailability of necessary equipment, we were unable to commence Phase I of our exploration program; as a result, we conducted the trench sampling phase (Phase II) of our exploration program. Based on the report of our consulting geologist on the results of Phase II received at the end of January, 2006, our consulting geologist recommended that we proceed with what was originally planned as Phase I of the exploration program, the VLF electromagnetic surveying of the Ireland Claim. Subject to the availability of the necessary consultants and equipment, we plan to conduct this phase during the 2006 fiscal year. Once the results of this phase of our exploration program have been provided, our board of directors will make a determination whether to proceed with Phase III of the exploration program. In making this determination, our board of directors will assess the results of the VLF electromagnetic survey and will rely upon the recommendations of our consulting geologist.

As of our fiscal quarter ended March 31, 2006, we had cash in the amount of approximately $50,461, and working capital of $20,389. Currently, we have sufficient working capital to meet the anticipated costs of completing Phases I and III of our exploration program. However, there are no assurances that the actual costs of completing these phases will not exceed our estimates of those costs. Further, we do not have sufficient capital resources to complete Phase IV of our exploration program and meet our ongoing current obligations. Upon the completion of each phase of our exploration program, our board of directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding. If our board of directors decides to proceed through to Phase IV of our exploration program, of which there are no assurances, or if the actual costs of completing each phase exceed our estimates of those costs, we may be required to seek additional financing. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended March 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(15,462)	(2,945)	425.0%
Net Loss	$(15,462)	$(2,945)	425.0%

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

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended March 31
			Percentage
	2006	2005	Increase / (Decrease)
Administrative Fees	$-	$150	(100.0)%
Office and Sundry	103	30	243.3%
Professional Fees	13,603	750	1,713.7%
Regulatory Fees	1,456	1,865	21.9%
Rent	300	150	100.0%
Total Expenses	$15,462	$2,945	425.0%

The increase in our total expenses for the three months ended March 31, 2006 was due to the increase in our professional fees associated with preparing and filing our quarterly and annual reports under the Securities Exchange Act of 1934. The majority of our expenses for the quarter ended March 31, 2006 consisted of accounting and legal fees incurred by us in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Ireland Claim. Expenses will continue to increase if our board of directors decides to proceed beyond Phase I of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity and Capital Resources

Working Capital
			Percentage
	At March 31, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$50,461	$63,242	20.2%
Current Liabilities	30,072	27,391	9.8%
Working Capital	$20,389	$35,851	43.1%

Cash Flows
	Three Months Ended March 31
	2006	2005
Net Cash Used In Operating Activities	$(12,781)	$(10,245)
Net Cash From Financing Activities	-	15,000
Net Increase (Decrease) In Cash During Period	$(12,781)	$4,755

The decreases in our working capital at March 31, 2006 from our year ended December 31, 2005, and the increase in our cash used during the period ended March 31, 2006 from the comparable periods of the preceding fiscal year are primarily a result of the increase in professional fees associated with preparing and filing our quarterly and annual reports under the Securities Exchange Act of 1934, and from the fact that we had no revenue or sources of financing during the period ended March 31, 2006.

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

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Option Payments and Exploration Expenditures

We follow a policy of expensing exploration expenditures until a production decision is made in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Our management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Regulatory Matters

We and our mineral property interest are subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. Our management believes that we have been in substantial compliance with all such regulations, and are unaware of any pending action or proceeding relating to regulatory matters that would affect our financial position.

Environmental Protection and Reclamation Costs

Our operations have been, and may in the future, be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon us may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. We do not currently anticipate any material capital expenditures for environmental control facilities because our property holding is at an early stage of exploration.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are inadequate to complete Phases I, III and IV of our planned exploration for the Ireland Claim. Our business plan calls for significant expenses in connection with the exploration and development of the Ireland Claim. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claim, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution.

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

In order to maintain our rights to the Ireland Claim, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on the Ireland Claim.

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

Because we have not commenced business operations, we face a high risk of business failure.

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

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that, if we are unable to generate significant revenues from the exploration of our mineral claim and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

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

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages if and when we conduct mineral exploration activities.

The search for valuable minerals involves numerous hazards. As a result, if and when we conduct exploration activities we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on our mineral claim, we may not be able to successfully obtain commercial production.

Our mineral claim does not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claim into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we are an exploration stage company, our business has a high risk of failure.

As noted in the financial statements that are included with this Quarterly Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in the audit report of Telford Sadovnick, PLLC, for the fiscal year ended December 31, 2005, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

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

Because our executive officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

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

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Our executive officers and directors do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

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

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

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

Reports on Form 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended March 31, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Dated: May 15, 2006	By:	/s/ Lorrie Ann Archibald
Lorrie Ann Archibald
President, Treasurer,
Chief Executive Officer and Chief Financial
Officer
(Principal Executive Officer and Principal
Financial Officer)