Form 10QSB
period 2006-06-30
IRELAND INC.
filed 2006-08-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2006, the Registrant had 9,137,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$34,602	$63,242

LIABILITIES

Current
Accounts payable and accrued liabilities	$34,091	$20,601
Due to related parties	6,790	6,790
	40,881	27,391

STOCKHOLDERS’ EQUITY ( DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
9,137,500 common shares (December 31, 2005 -
9,137,500 common shares)	9,138	9,138

Additional paid-in capital	229,612	229,612

Deficit Accumulated During The Exploration Stage	(245,029)	(202,899)
	(6,279)	35,851

	$34,602	$63,242

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative fees	-	150	-	300	19,468
Consulting fees	10,000	-	10,000	-	10,000
Exploration expenses	-	-	-	-	10,856
Mineral and property option
payments	-	-	-	-	14,000
Office and sundry	690	22	793	52	4,436
Professional fees	14,414	7,207	28,017	7,957	161,178
Regulatory fees	954	192	2,720	2,057	11,591
Rent	300	150	600	300	13,500

Net Loss For The Period	$26,358	$7,721	$42,130	$10,666	$245,029

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of
Shares Outstanding	9,137,500	7,437,500	9,137,500	7,437,500

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30
	2006	2005	2006

Cash provided by (used in):
Operating Activities
Net loss for the period	$(42,130)	$(10,666)	$(245,029)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities
	13,490	(4,601)	34,091
	(28,640)	(15,267)	(210,938)

Financing Activities
Issuance of common stock	-	17,500	238,750
Advances from related parties	-	-	6,790
	-	17,500	245,540

Increase (Decrease) In Cash	(28,640)	2,233	34,602

Cash, Beginning Of Period	63,242	15	-

Cash, End Of Period	$34,602	$2,248	$34,602

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

a)

The unaudited financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $245,029 for the period from February 20, 2001 (inception) to June 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006
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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended June 30, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

3.

Phase III: Phase III of the exploration program will involve conducting a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underlying the mineral claim and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

4.

Phase IV: Phase IV of the exploration program will involve diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

During the winter and fall of 2005, due to the unavailability of necessary equipment, we were unable to commence Phase I of our exploration program; as a result, we conducted the trench sampling phase (Phase II) of our exploration program. Based on the report of our consulting geologist on the results of Phase II received at the end of January, 2006, our consulting geologist recommended that we proceed with what was originally planned as Phase I of the exploration program, the VLF electromagnetic surveying of the Ireland Claim. Subject to the availability of the necessary consultants and equipment, and weather conditions, we plan to conduct this phase during the 2006 fiscal year. Once the results of this phase of our exploration program have been provided, our board of directors will make a determination whether to proceed with Phase III of the exploration program. In making this determination, our board of directors will assess the results of the VLF electromagnetic survey and will rely upon the recommendations of our consulting geologist.

As of our fiscal quarter ended June 30, 2006, we had cash in the amount of approximately $34,602, and working capital deficit of $6,279. Upon the completion of each phase of our exploration program, our board of directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding. Currently, we do not have sufficient working capital to meet the anticipated costs of completing our exploration program and meet our ongoing current obligations. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates. In order to proceed with our exploration program, we will require additional financing. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a
Expenses	(26,358)	(7,721)	241.4%	(42,130)	(10,666)	295.0%
Net Loss	$(26,358)	$(7,721)	241.4%	$(42,130)	$(10,666)	295.0%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

The major components of our expenses are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Administrative fees	$-	$150	(100.0)%	$-	$300	(100.0)%
Consulting fees	10,000	-	100.0%	10,000	-	100.0%
Office and sundry	690	22	3,036.4%	793	52	1,425.0%
Professional fees	14,414	7,207	100.0%	28,017	7,957	252.1%
Regulatory fees	954	192	396.9%	2,720	2,057	32.2%
Rent	300	150	100.0%	600	300	100.0%
Total Expenses	$26,358	$7,721	241.4%	$42,130	$10,666	295.0%

The increases in our expenses for the six months ended June 30, 2006 were due to the increase in our consulting and professional fees associated with preparing and filing our Quarterly and Annual Reports under the Securities Exchange Act of 1934. The majority of our professional fees for the quarter ended June 30, 2006 consisted of consulting, accounting and legal fees incurred by us in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Ireland Claim. Expenses will continue to increase if our board of directors decides to proceed beyond Phase I of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity and Capital Resources

Working Capital
			Percentage
	At June 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$34,602	$63,242	(45.3)%
Current Liabilities	(40,881)	(27,391)	49.2%
Working Capital (Deficiency)	$(6,279)	$35,851	(117.5)%

Cash Flows
	Six Months Ended June 30
	2006	2005
Net Cash Used In Operating Activities	$(28,640)	$(15,267)
Net Cash From Financing Activities	-	17,500
Net Increase (Decrease) In Cash During Period	$(28,640)	$2,233

The decreases in our working capital at June 30, 2006 from our year ended December 31, 2005, and the increase in our cash used during the period ended June 30, 2006 from the comparable periods of the preceding fiscal year are primarily a result of the increase in consulting and professional fees associated with preparing and filing our Quarterly and Annual Reports under the Securities Exchange Act of 1934, and from the fact that we had no revenue or sources of financing during the period ended June 30, 2006.

We currently do not have sufficient working capital to meet the anticipated costs of completing our exploration program. In addition, there is no assurance that the actual costs of completing those phases of our exploration program will not exceed our estimates. We will require additional financing in order to complete our exploration program for the Ireland Claim. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

The most likely source of future financing presently available to us is through the issuance of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our property to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

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

Our executive officers provide their services on a part-time basis. Our officers may pursue other business activities, provided that these other activities do not interfere with their obligations to us. Our officers devote their full-time attention to other business pursuits. It is therefore possible that, over time, our officers may not be able to devote sufficient time to the management of our business, as and when needed.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers and director do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

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

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reports on Form 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended June 30, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Dated: August 14, 2006	By:	/s/ Lorrie Ann Archibald

Lorrie Ann Archibald
President, Treasurer,
Chief Executive Officer and Chief Financial
Officer
(Principal Executive Officer and Principal
Financial Officer)