Form 10QSB
period 2006-09-30
IRELAND INC.
filed 2006-11-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)

For the quarterly period ended September 30, 2006

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes [X] [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act): Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2006, the Registrant had 9,137,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$11,960	$63,242

LIABILITIES

Current
Accounts payable and accrued liabilities	$41,881	$20,601
Due to related parties	6,790	6,790
	48,671	27,391

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
9,137,500 common shares (December 31, 2005 -
9,137,500 common shares)	9,138	9,138

Additional paid-in capital	229,612	229,612

Deficit Accumulated During The Exploration Stage	(275,461)	(202,899)
	(36,711)	35,851

	$11,960	$63,242

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					FEBRUARY 20
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative fees	-	600	-	900	19,468
Consulting fees	15,000	-	25,000	-	25,000
Exploration expenses	-	500	-	500	10,856
Mineral and property option
payments	-	-	-	-	14,000
Office and sundry	1,432	144	2,225	196	5,868
Professional fees	9,820	9,893	37,837	17,850	170,998
Property expenses	3,247	-	3,247	-	3,247
Regulatory fees	533	25	3,253	2,082	12,124
Rent	400	2,050	1,000	2,350	13,900

Net Loss For The Period	$30,432	$13,212	$72,562	$23,878	$275,461

Basic And Diluted Loss Per
Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of
Shares Outstanding	9,137,500	7,447,500	9,137,500	7,440,883

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	NINE MONTHS ENDED		2001 TO
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006

Operating Activities
Net loss for the period	$(72,562)	$(23,878)	$(275,461)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities
	21,280	6,817	41,881
	(51,282)	(17,061)	(233,580)

Financing Activities
Issuance of common stock	-	90,000	238,750
Advances from related parties	-	-	6,790
	-	90,000	245,540

Increase (Decrease) In Cash	(51,282)	72,939	11,960

Cash, Beginning Of Period	63,242	15	-

Cash, End Of Period	$11,960	$72,954	$11,960

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

a)

The unaudited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $275,461 for the period from February 20, 2001 (inception) to September 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

IRELAND INC.
(Formerly Merritt Ventures Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Company” and “Ireland” mean Ireland Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. In November, 2004, we acquired a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended September 30, 2006 and changes in our financial condition from December 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 12, 2006.

PLAN OF OPERATION

Our plan of operation for the next twelve months primarily involves conducting preliminary exploration and development work on the Ireland Claim in order to ascertain whether it possesses commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Ireland Claim and there is no assurance that any commercially viable mineral deposits exist on the property.

Subject to our obtaining any additional funding necessary for the continued exploration of our Ireland Claim mineral property, our exploration program for the Ireland Claim consists of the following:

1.

Phase I: Phase I of our exploration program involves conducting a VLF electromagnetic survey that traces geological fracture and breccia zones. VLF electromagnetic surveying employs electromagnetic waves that are generated at the surface and directed into the earth. When these waves encounter electrically conductive mineral formations or ore bodies located underground, they induce currents in the conducting minerals which generate new electromagnetic waves that are then detected by instruments located at the surface. Using this method, we can detect the presence of underground mineral formations and ore bodies. The estimated cost of completing Phase I is $5,500.

2.

Phase II: Phase II of our exploration program, which has been completed, involved conducting a trench sampling survey of the Ireland Claim. Trench sampling involves dragging a shovel along the surface in a single direction to create a channel. Material for the sample is then taken at regular intervals along the channel. This procedure is repeated with several other channels in different directions until a suitable sample size has been procured. The cost of completing Phase II was $8,500.

3.

Phase III: Phase III of our exploration program will involve conducting a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underlying the mineral claim and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

4.

Phase IV: Phase IV of our exploration program will involve diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

During the winter and fall of 2005, due to the unavailability of necessary equipment, we were unable to commence Phase I of our exploration program; as a result, we conducted the trench sampling phase (Phase II) of our exploration program. Based on the report of our consulting geologist on the results of Phase II received at the end of January, 2006, our consulting geologist recommended that we proceed with what was originally planned as Phase I of the exploration program, the VLF electromagnetic surveying of the Ireland Claim. Subject to the availability of the necessary consultants and equipment, and weather conditions, we plan to complete this phase of our exploration program before end of our 2006 fiscal year. Once the results of this phase of our exploration program have been provided, our board of directors will make a determination whether to proceed with Phase III of the exploration program. In making this determination, our board of directors will assess the results of the VLF electromagnetic survey and will rely upon the recommendations of our consulting geologist.

As of our fiscal quarter ended September 30, 2006, we had cash in the amount of $11,960, and working capital deficit of $36,711. Upon the completion of each phase of our exploration program, our board of directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding further. Currently, we have sufficient working capital to meet the anticipated costs of completing Phase I of our exploration program. However, we do not have sufficient working capital to complete our exploration program and meet our ongoing current obligations. In addition, there are no assurances that the actual costs of completing our exploration program will not exceed our estimates. In order to proceed with our exploration program, we will require additional financing. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$Nil	$Nil	N/A	$Nil	$Nil	N/A
Expenses	(30,432)	(13,212)	130.3%	(72,562)	(23,878)	203.9%
Net Loss	$(30,432)	$(13,212)	130.3%	$(72,562)	$(23,878)	203.9%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are currently in the exploration stage of our business and can provide no assurances that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

Our operating expenses for the interim periods ended September 30, 2006 and 2005 consisted of the following:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Administrative fees	$ -	$600	(100.0%)	$-	$900	(100.0%)
Consulting fees	15,000	-	100.0%	25,000	-	100.0%
Exploration expenses	-	500	(100.0%)	-	500	(100.0%)
Mineral and property option payments	-	-	N/A	-	-	N/A
Office and sundry	1,432	144	894.4%	2,225	196	1,035.2%
Professional fees	9,820	9,893	0.7%	37,837	17,850	(78.8%)
Property expenses	3,247	-	100.0%	3,247	-	100.0%
Regulatory fees	533	25	2,032.0%	3,253	2,082	56.2%
Rent	400	2,050	(80.5%)	1,000	2,350	(57.4%)
Total Expenses	$30,432	$13,212	130.3%	$72,562	$23,878	203.9%

The increases in our expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were due to the increases in our consulting fees and to increases in our professional fees associated with preparing and filing our Quarterly and Annual Reports under the Securities Exchange Act of 1934. Consulting fees paid during the period were paid to our sole executive officer in consideration for her services as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. The majority of our professional fees for the quarter ended September 30, 2006 consisted of accounting and legal fees incurred by us in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Ireland Claim. Expenses will continue to increase if our board of directors decides to proceed beyond Phase I of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity and Capital Resources

Working Capital
			Percentage
	At September 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$11,960	$63,242	(81.1%)
Current Liabilities	(48,671)	(27,391)	77.7%
Working Capital (Deficiency)	$(36,711)	$35,851	(202.4%)

Cash Flows
	Nine Months Ended September 30
	2006	2005
Net Cash Used In Operating Activities	$(51,282)	$(17,061)
Net Cash From Financing Activities	-	90,000
Net Increase (Decrease) In Cash During Period	$(51,282)	$72,939

The decrease in our working capital at September 30, 2006 from our year ended December 31, 2005, and the increase in our cash used during the period ended September 30, 2006 from the comparable periods of the preceding fiscal year are primarily a result of the increase in consulting fees and the increase in professional fees associated with preparing and filing our Quarterly and Annual Reports under the Securities Exchange Act of 1934, and from the fact that we had no revenue or sources of financing during the period ended September 30, 2006.

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

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

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

In order to maintain our rights to the Ireland Claim, we will be required to make annual filings with federal and state regulatory authorities. Currently, the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Ireland Claim. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the Ireland Claim to lapse.

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

Our executive officers and director do not have formal training as geologists or in the technical aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in the appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

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

ITEM 3.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(5)

3.3	Bylaws.(1)

10.1	Option Agreement between International Arimex Resources Inc. and the Company to acquire a 75% undivided interest in the Claw Property, dated May 5, 2004.(2)

10.2	Amendment No. 1 to Option Agreement between International Arimex Resources Inc. and the Company, dated August 18, 2004.(3)

10.3	Purchase Agreement between Multi Metal Mining Corp. and the Company, dated November 30, 2004.(4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Location for the Ireland Claim.(4)

99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(4)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on October 21, 2005.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Dated: November 14, 2006	By:	/s/ Lorrie Ann Archibald

LORRIE ANN ARCHIBALD
President, Treasurer,
Chief Executive Officer, and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)