Form 10KSB
period 2006-12-31
IRELAND INC.
filed 2007-04-05
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

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
Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $416,250 based on a price of $0.10 per share, being the last price at which shares of common stock were sold by the issuer. (Although our common stock was eligible for quotation on the OTC Bulletin Board beginning May 8, 2006, historical bid and ask information was not available from the OTC Bulletin Board and no trades of our common stock occurred on the OTC Bulletin
Board during the year ended December 31, 2006.)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 2, 2007, the issuer had 9,137,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we,” "us,” "our,” “Ireland,” and the “Company” mean Ireland Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

We were incorporated on February 20, 2001 under the laws of the State of Nevada under the name “Merritt Ventures Corp.” On December 19, 2005, we changed our name to Ireland Inc. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

We currently own a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim. Our plan of operation for the next twelve months primarily involves continuing to conduct preliminary exploration and development work on this property in order to ascertain whether it possesses commercially exploitable mineral deposits. To date, no commercially viable mineral deposits have been identified on the Ireland Claim and there is no assurance that any commercially viable mineral deposits exist on the property.

The Columbus and Red Mountain Projects

In addition to the Ireland Claim, on March 30, 2007, we executed an agreement (the “Nano Agreement”) dated for reference as of March 29, 2007, with Nanominerals Corp. (“Nano”), pursuant to which Nano agreed to assign to us the following option rights:

(a)	an option to acquire up to a 15% interest in a calcium carbonate and silver brine mineral project located in Esmeralda County, Nevada (the “Columbus Project”);

(b)	an option to acquire 100% of the Columbus Project by way of a merger with the owners of the Columbus Project, Columbus S.M. LLC (“CSM”) and Columbus Brine Inc. (“CBI”);

(c)	an option to acquire up to a 60% interest in a certain mineral claims located in San Bernardino County, California (the “Red Mountain Project”); and

(d)	an option to acquire 100% of the Red Mountain Project for approximately $4,000,000 in cash and stock.

The option rights to be assigned by Nano are discussed below. In exchange for Nano’s agreement to assign the above option rights to us, we have agreed to, upon closing:

(a)	issue an aggregate of 7,500,000 shares of our common stock to Nano and to certain business associates of Nano (including 300,000 shares to Robert D. McDougal, currently our Chief Financial Officer);

(b)	grant a royalty to Nano of 5% of net smelter returns, if any, from the Columbus and Red Mountain Projects;

(c)	issue promissory notes totaling $5,000,000, payable as follows:

(i) $500,000 payable within 60 days after closing,
(ii) $1,500,000 payable by July 31, 2008, and
(iii) $3,000,000 payable by July 31, 2009;

(d)	assume the obligations of Nano under the terms of the Columbus and Red Mountain Option Agreements (as defined below); and

(e)	reimburse Nano for expenditures made by it on the Columbus Project from January 1, 2007, and on the Red Mountain Project from April 1, 2007, both until closing.

In addition to the consideration paid by us, Lorrie Ann Archibald, our sole director and our President, Treasurer and Chief Executive Officer, agreed to, upon closing, sell 4,550,000 shares of our common stock to Nano at a price of $0.01 per share. These shares represent all of the shares of our common stock owned by Ms. Archibald. On March 30, 2007, as provided for under the Nano Agreement, Ms. Archibald agreed to resign as our Chief Financial Officer and Christian Adolf Rommel agreed to resign as our Secretary. In their places, Robert D. McDougal was appointed as our Chief Financial Officer, and Douglas D.G. Birnie was appointed as our Secretary. Ms. Archibald continues to act as our President, Treasurer and Chief Executive Officer, and as our sole director. Closing of the transactions provided for under the Nano Agreement is expected to occur on or about June 30, 2007, and is subject to a number of terms and conditions, including confirmation from Nano that it has received all corporate and third-party approvals necessary to permit the assignment.

The Columbus Project Option Agreement

The Columbus Project is a calcium carbonate and silver brine project consisting of approximately 19,800 acres located in Esmeralda County, Nevada. Nano currently has an exclusive right to examine, test, explore, develop and acquire an interest in the Columbus Project pursuant to an agreement (the “Columbus Option Agreement”) with the property’s owners, Columbus S.M. LLC (“CSM”) and Columbus Brine Inc. (“CBI”). Under the terms of its agreement with CSM and CBI, in order to maintain and exercise its option, Nano is required to do the following:

(a)	pay $10,000 per month to CSM until December 31, 2007, in order to maintain its option rights;

(b)	spend a total of $500,000 on examining, testing, exploring or developing the Columbus Project by December 31, 2006 (the “CP Phase 1 Expenditures”) (which Nano has already spent); and

(c)	spend a total of $2,500,000 on examining, testing, exploring or developing the Columbus Project by December 31, 2007 (the “CP Phase 2 Expenditures”).

For every $1,000,000 spent by Nano on the CP Phase 1 and CP Phase 2 Expenditures, Nano will earn a 5% interest undivided interest in the Columbus Project (or a proportionate fractional interest for expenditures in denominations of less than $1,000,000). Nano will earn a maximum 15% undivided interest in the Columbus Project if it spends the full $3,000,000 of the CP Phase 1 and CP Phase 2 Expenditures by the deadlines set out above. In addition, if Nano spends the full amount of the CP Phase 1 and CP Phase 2 Expenditures, it will have the right to acquire CSM and CBI by way of a statutory merger (and thus a 100% undivided interest in the Columbus Project) (the “CP Merger Rights”). In order to exercise the CP Merger Rights, Nano must issue the following consideration:

(a)	shares of voting common stock with an aggregate market value of $20,000,000 (the “CP Merger Shares”); and

(b)

warrants to acquire one additional share for every four shares issued under (a), at a price per share equal to 125% of the share price used to determine the number of shares to be issued under (a), for a period of two years.

The number of shares to be issued will be determined based upon the average closing price of Nano’s shares over the 60 days prior to closing, with a minimum per share price of $0.25 per share and a maximum per share price of $2.00 per share. In addition, upon completion of the merger, John T. Arkoosh, the principal of CSM and CBI, will have the right to nominate one person as a director of Nano. Nano will be required to file a registration statement with the SEC in respect of the resale of the Merger Shares, within 60 days after the completion of the merger. The option to acquire CSM and CBI expires on January 31, 2008. If Nano assigns its rights to the Columbus Project to us as contemplated, we will assume all of Nano’s rights and obligations under the Columbus Option Agreement.

The Red Mountain Project Option Agreement

The Red Mountain Project consists of 60 mineral claims, all located in San Bernardino County, California. Nano currently has an exclusive right to examine, test, explore, develop and acquire an up to 60% interest in the Red Mountain Project pursuant to an option agreement the (“Red Mountain Option Agreement”) with the project’s owner, Red Mountain Mining (“RMM”). In order to maintain and exercise this option, Nano is required to do the following:

(a)	pay $5,000 per month to RMM, until December 31, 2011, in order to maintain its option rights;

(b)	spend a total of $200,000 by December 31, 2008 on examining, testing, exploring or developing the Red Mountain Project (the “RMP Phase 1 Expenditures”); and

(c)	spend a total of $1,000,000 by December 31, 2011 on examining, testing, exploring or developing the Red Mountain Project (the “RMP Phase 2 Expenditures”).

For each $100,000 spent by Nano on the RMP Phase 1 or RMP Phase 2 Expenditures, Nano will earn a 5% undivided interest in the Red Mountain Project (or a proportionate fractional interest for expenditures in denominations of less than $100,000). Nano will earn a maximum 60% undivided interest in the Red Mountain Project if it spends the full $1,200,000 of the RMP Phase 1 and RMP Phase 2 Expenditures by the deadlines set out above. In addition, at any time, Nano may acquire a 100% interest in the Red Mountain Project by:

(a)	paying and issuing to RMM the following consideration:

	(i)	$100,000 in cash,

	(ii)	shares with an aggregate value of $1,400,000,

(iii)

warrants to acquire one additional share for every four shares issued under (a)(ii), at a price per share equal to 125% of the share price used to determine the number of shares to be issued under (a)(ii), for a period of two years; and

(b)	if the Red Mountain Project achieves commercial production, paying and issuing to RMM the following additional consideration:

	(i)	$100,000 in cash,

	(ii)	shares with an aggregate value of $2,400,000, and

(iii)

warrants to acquire one additional share for every four shares issued under (b)(ii), at a price per share equal to 125% of the share price used to determine the number of shares to be issued under (b)(ii), for a period of two years.

The number of shares to be issued will be determined based upon the average closing price of Nano’s shares over the 60 days prior to closing, with a minimum per share price of $0.25 per share and a maximum per share price of $5.00 per share. If Nano assigns its rights to the Red Mountain Project to us as contemplated, we will assume all of Nano’s rights and obligations under the Red Mountain Option Agreement.

RECENT DEVELOPMENTS

The following significant corporate developments occurred during our fiscal year ended December 31, 2006:

1.

On March 27, 2007, we adopted our 2007 Stock Incentive Plan (the “2007 Stock Plan”). A summary of the 2007 Stock Plan is provided at Part II, Item 8B, “Other Information.” A copy of the 2007 Stock Plan is attached as an exhibit to this Annual Report.

2.

On March 28, 2007, we granted options to purchase 5,000 shares of our common stock under our 2007 Stock Plan to Lorrie Ann Archibald, our sole director and our Chief Executive Officer, President and Treasurer. The options granted to Ms. Archibald have an exercise price of $0.20 per share, are fully vested and expire on March 28, 2009. A copy of the option agreement between us and Ms. Archibald is attached as an exhibit to this Annual Report.

3.

On March 30, 2007, we entered into the Nano Agreement, pursuant to which Nano has agreed to assign to us its rights to certain mineral properties located in Esmeralda County, Nevada and San Bernardino County, California. A description of the terms of the Nano Agreement and the mineral property rights to be assigned to us is provided above.

4.

Pursuant to the terms of the Nano Agreement, on March 30, 2007, Ms. Archibald resigned as our Chief Financial Officer and Christian Adolf Rommel resigned as our Secretary. In their places, Robert D. McDougal was appointed as our Chief Financial Officer, and Douglas Birnie was appointed as our Secretary. Ms. Archibald continues to act as our President, Treasurer and Chief Executive Officer, and as our sole director.

5.

Upon their appointment, we granted options to purchase 125,000 shares of our common stock to Mr. McDougal and options to purchase 550,000 shares of our common stock to Mr. Birnie. The options granted to Mr. McDougal and Mr. Birnie were granted under our 2007 Stock Plan, have an exercise price of $0.20 per share, are fully vested and expire on March 30, 2009. Copies of our option agreements with Mr. McDougal and Mr. Birnie are attached as exhibits to this Annual Report.

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

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. We do not expect Phases I through III of our current exploration program on the Ireland Claim to require any reclamation or environmental remediation work.

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

Based upon these results, our consulting geologist has recommended that we proceed with what was originally planned as Phase I of the exploration program, the VLF electromagnetic surveying of the Ireland Claim. We had intended to complete Phase I of our exploration program during our 2006 fiscal year. However, due to the unavailability of the necessary equipment and consultants, we were not able to completed Phase I. Subject to the availability of the required equipment and consultants, we hope to have Phase I completed before the end of our second fiscal quarter in 2007. Once this phase of our exploration program has been completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. In making this determination, our Board of Directors will assess the results of the VLF electromagnetic survey and will rely upon the recommendations of our consulting geologist.

ITEM 3.           LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quotations for our common stock were entered on the OTC Bulletin Board under the symbol IREL beginning on May 8, 2006. As our common stock did not become eligible for quotation on the OTCBB prior to May 8, 2006, no information is available for periods prior to that date. In addition, the OTC Bulletin Board did not report any trading activity on our common stock during the second, third or fourth quarters of 2006 and the high and low bid information for our common stock was not available from the OTC Bulletin Board for those quarters. Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2006
		High		Low
First Quarter ended March 31	$	n/a	$	n/a
Second Quarter ended June 30	$	n/a	$	n/a
Third Quarter ended September 30	$	n/a	$	n/a
Fourth Quarter ended December 31	$	n/a	$	n/a

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

Holders of Common Stock

As of April 2, 2007, there were 99 stockholders of record of our common stock. In addition, we believe that a number of stockholders hold shares of our common stock on deposit with their brokers or investment bankers and registered in the name of stock depositories.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the next twelve months, we intend to proceed with our exploration program on the Ireland Claim and to acquire Nano’s rights to the Columbus and Red Mountain Projects pursuant to the terms of the Nano Agreement.

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

3.

Phase III: Phase III of the exploration program was completed in January, 2006. Phase II involved conducting a detailed geological mapping program of the Ireland Claim. The purpose of this phase of the exploration program would be to identify the geological environment underling the mineral claims and to produce a detailed mineralization map. The estimated cost of completing Phase III is $10,000.

4.

Phase IV: Phase IV of the exploration program will involve diamond drilling the Ireland Claim in order to obtain core samples of the underground mineralization. The estimated cost of completing Phase IV is $91,200.

As discussed at Part I, Item 2 of this Annual Report, Phase II of our exploration program was completed before Phase I due to the unavailability of the equipment necessary to conduct a VLF electromagnetic survey. Based upon the results of Phase II, our consulting geologist has recommended that we proceed with the VLF electromagnetic survey that was originally recommended for Phase I. We were not able to complete Phase I of our exploration program on the Ireland Claim in 2006 due to the unavailability of the necessary equipment and consultants. Subject to the availability of the necessary consultants and equipment, we hope to complete Phase I before the end of our second fiscal quarter in 2007. Once Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding.

In order to complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects, we will be required to grant the following consideration to Nano upon closing:

(a)	an aggregate of 7,500,000 shares of our common stock, to be issued to Nano and to certain business associates of Nano (including 300,000 shares to Robert D. McDougal, our Chief Financial Officer);

(b)	a royalty for 5% of all net smelter returns, if any, from the Columbus and Red Mountain Projects;

(c)	issue promissory notes totaling $5,000,000, payable as follows:

(i) $500,000 payable within 60 days after closing,
(ii) $1,500,000 payable by July 31, 2008, and
(iii) $3,000,000 payable by July 31, 2009;

(d)	assume the obligations of Nano under the terms of the Columbus and Red Mountain Option Agreements; and

(e)	reimburse Nano for expenditures made by it on the Columbus Project from January 1, 2007, and on the Red Mountain Project from April 1, 2007, both until closing.

We anticipate closing the transactions called for under the Nano Agreement on or about June 30, 2007. However, closing is conditional upon Nano obtaining the necessary corporate and third-party approvals required to permit the assignment of its rights to the Columbus and Red Mountain Projects. If we complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects, of which there is no assurance, we anticipate that we will spend approximately $2,500,000 on the CP Phase 2 Expenditures by December 31, 2007 in order to fully exercise the option on the Columbus Project.

As of our fiscal year ended December 31, 2006, we had cash in the amount of approximately $11,633 and a working capital deficit of $59,428. As a result, we will need to obtain additional financing in order to meet the anticipated costs of completing our plan of operation for the next twelve months. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all. We do not currently have any arrangements in place for additional financing

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$ Nil	$ Nil	n/a

Expenses	(95,279)	(54,025)	76.4%
Net Loss	$(95,279)	$(54,025)	76.4%

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

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31
			Percentage
	2006	2005	Increase / (Decrease)
Administrative fees	$ --	$900	(100.0)%
Exploration expenses	--	3,000	(100.0)%
Mineral property and option payments	--	6,000	(100.0)%
Office and sundry	820	270	203.7%
Professional fees	41,258	35,383	16.6%
Regulatory fees	5,747	5,722	0.4%
Rent	1,200	2,750	(56.4)%
Travel	6,254	--	n/a
Consulting Fees	40,000	--	n/a
Total	$95,279	$54,025	76.4%

The majority of our expenses for the year ended December 31, 2006 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws and consulting fees paid to Lorrie Ann Archibald for acting as our Chief Executive Officer, President, Chief Financial Officer and Treasurer during our 2006 fiscal year. Amounts spent on travel during our 2006 fiscal year were amounts spent to visit the Columbus Project and the Red Mountain Project.

We anticipate that our operating expenses will increase significantly as we pursue our exploration program for the Ireland Claim, and if we complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects. Our expenses will continue to increase if our Board of Directors decides to proceed beyond Phase I of our exploration program for the Ireland Claim to Phase III. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At December 31,	At December 31,	Percentage
	2006	2005	Increase / (Decrease)
Current Assets	$11,633	$63,242	(81.6)%
Current Liabilities	(71,061)	(27,391)	159.4%
Working Capital Surplus (Deficit)	$(59,428)	$35,851	(265.8)%

Cash Flows
	Year Ended December 31
	2006	2005
Net Cash Used In Operating Activities	$(51,609)	$(102,423)

Net Cash from Financing Activities	--	171,650
Net Cash Used in Investing Activities	--	(6,000)
Net Decrease In Cash During Period	$(51,609)	$63,227

During the fiscal year ended December 31, 2006, we had no revenues and no sources of financing. Included in our current liabilities at December 31, 2006 is $15,000 due to Ms. Archibald on account of unpaid consulting fees for the year ended December 31, 2006.

We currently do not have sufficient working capital to meet the anticipated costs of completing our exploration program for the Ireland Claim. In addition, if we complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects, we will not have sufficient capital to exercise the options on those projects if we do not obtain additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Regulatory Matters

The Company and our mineral property interests are subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. Our management believes we have been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect our financial position.

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

Our current operating funds are inadequate to complete our planned exploration of the Ireland Claim. In addition, we do not have sufficient funds to exercise the options on the Columbus and Red Mountain Projects if we acquire Nano’s rights to the Columbus and Red Mountain Projects. We will also require additional financing if the costs of exploring our properties are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we complete a financing through the sale of additional shares of our common stock, stockholders will experience dilution.

The most likely source of future financing presently available to us is through the issuance of our common stock. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated. In addition, we will be required to issue a significant number of shares of our common stock in order to complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects. If we acquire those rights, and if our management decides to exercise the right to acquire a 100% interest in those projects, we will be required to issue significantly more shares of our common stock. Issuing shares of our common stock, for financing purposes or otherwise, will dilute the interests of our existing stockholders.

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

Because we are an exploration stage company, we face a high risk of business failure.

To date, our primary business activities have involved the acquisition of mineral claims and the exploration and development on these claims. We have not earned any revenues as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully obtain commercial production.

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

Our executive officers provide their services on a part-time basis. Our officers may pursue other business activities, provided that these other activities do not interfere with their obligations to us. Ms. Archibald, Mr. McDougal and Mr. Birnie devote their full-time attention to other business pursuits. It is therefore possible that, over time, Ms. Archibald, Mr. McDougal and Mr. Birnie may not be able to devote sufficient time to the management of our business, as and when needed.

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

ITEM 7.           FINANCIAL STATEMENTS.

IRELAND INC.
(An Exploration Stage Company)

Financial Statements

December 31, 2006 and 2005
(Stated In U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ireland Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ireland Inc. (An Exploration Stage Company) as at December 31, 2006 and 2005, the related statements of operations and cash flows for each of the years then ended and for the period from inception on February 20, 2001 to December 31, 2006 and the related statement of stockholders’ equity (deficiency) for the period from inception on February 20, 2001 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of Ireland Inc. (An Exploration Stage Company) as at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended and for the period from inception on February 20, 2001 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 4, 2007

IRELAND INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31
	2006	2005
ASSETS
Current
Cash	$11,633	$63,242
LIABILITIES
Current
Accounts payable and accrued liabilities	$49,271	$20,601
Due to related parties	21,790	6,790
	71,061	27,391
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001
per share
Issued:
9,137,500 common stock (2006 and 2005)	9,138	9,138
Additional paid-in capital	229,612	229,612
Deficit Accumulated During The Exploration Stage	(298,178)	(202,899)
	(59,428)	35,851
	$11,633	$63,242

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				Cumulative
				Period From
				February 20
				2001
				(Inception)
		Year Ended		To
		December 31		December 31
	2006	2005	2004	2006

Revenue	$-	$-	$-	$-

Expenses
Administrative fees	-	900	6,000	19,468
Consulting fees	40,000	-	-	40,000
Exploration expenses	-	3,000	-	10,856
Write-off of mineral rights	-	6,000	6,000	14,000
Office and sundry	820	270	274	4,463
Professional fees	41,258	35,383	34,776	174,419
Regulatory fees	5,747	5,722	950	14,618
Rent	1,200	2,750	3,000	14,100
Travel	6,254	-	-	6,254

Net Loss	$95,279	$54,025	$51,000	$298,178

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	9,137,500	7,971,966	7,437,500

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				Cumulative
				Period From
				February 20
				2001
				(Inception)
		Year Ended		To
		December 31		December 31
	2006	2005	2004	2006

Cash provided by (used in):
Operating Activities
Net loss	$(95,279)	$(54,025)	$(51,000)	$(298,178)
Items not involving cash:
Write-off of mineral rights	-	6,000	6,000	14,000
Consulting	15,000	-	-	15,000
Changes in non-cash operating working capital
items:
Accounts payable and accrued liabilities	28,670	(54,398)	49,070	49,271

	(51,609)	(102,423)	4,070	(219,907)

Financing Activities
Issuance of common stock	-	170,000	-	238,750
Due to related parties	-	1,650	1,000	6,790
	-	171,650	1,000	245,540

Investing Activity
Mineral rights payments	-	(6,000)	(6,000)	(14,000)

Increase (Decrease) In Cash	(51,609)	63,227	(930)	11,633

Cash, Beginning Of Year	63,242	15	945	-

Cash, End Of Year	$11,633	$63,242	$15	$11,633

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM FEBRUARY 20, 2001 (INCEPTION) TO DECEMBER 31, 2006

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Stock issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000
Stock issued for cash at $0.01	2,000,000	2,000	18,000	-	20,000
Stock issued for cash at $0.10	437,500	438	43,312	-	43,750
Net loss	-	-	-	(16,045)	(16,045)
Balance, December 31, 2001	7,437,500	7,438	61,312	(16,045)	52,705
Net loss	-	-	-	(49,313)	(49,313)
Balance, December 31, 2002	7,437,500	7,438	61,312	(65,358)	3,392
Net loss	-	-	-	(32,516)	(32,516)
Balance, December 31, 2003	7,437,500	7,438	61,312	(97,874)	(29,124)
Net loss	-	-	-	(51,000)	(51,000)
Balance, December 31, 2004	7,437,500	7,438	61,312	(148,874)	(80,124)
Stock issued for cash at $0.10	1,700,000	1,700	168,300	-	170,000
Net loss	-	-	-	(54,025)	(54,025)
Balance, December 31, 2005	9,137,500	9,138	229,612	(202,899)	35,851
Net loss	-	-	-	(95,279)	(95,279)
Balance, December 31, 2006	9,137,500	$9,138	$229,612	$(298,178)	$(59,428)

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

1.	OPERATIONS

Organization

Ireland Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A., on February 20, 2001.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $298,178 for the period from February 20, 2001 (inception) to December 31, 2006, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expenses as incurred.

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

Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities and amounts due to related parties.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, and established the accounting for certain derivatives embedded in other instruments. It simplifies amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

4.	MINERAL EXPLORATION PROPERTY

On November 30, 2004, the Company entered into a mineral property purchase agreement to acquire a 100% undivided interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland Claim”, for a total consideration of $6,000.

The Company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral rights acquisition costs to operations during the previous financial years.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

5.	INCOME TAXES

a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 – 34%) to income before income taxes. The difference results from the following items:

	2006	2005
Computed expected (benefit of) income taxes	$(32,395)	$(18,369)
Increase in valuation allowance	32,395	18,369
	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005
Operating loss carry forward	$273,322	$178,043
Mineral property expenses	14,000	14,000
Exploration expenses	10,856	10,856
	298,178	202,899
Statutory tax rate	34%	34%
Deferred income tax asset	101,381	68,986
Valuation allowance	(101,381)	(68,986)
	$-	$-

c)

The Company has incurred operating losses and approximately $270,075, which, if unutilized, will expire through to 2026. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $28,103 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2001	$11,935	2021
2002	44,567	2022
2003	31,516	2023
2004	45,000	2024
2005	45,025	2025
2006	92,032	2026

Total income tax operating loss carry forward	$270,075

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

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

During the year ended December 31, 2006 the Company paid or accrued $40,000 (2005-$Nil) to a director for consulting fees. At December 31, 2006, $15,000 (2005 - $Nil) is outstanding.

During the year ended December 31, 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.	SUBSEQUENT EVENTS

a)

On March 29, 2007, the Company entered into an Assignment Agreement with Nanominerals Corp, (the assignor”) a Nevada corporation, to acquire two mineral property option interests, the first located in Esmeralda County, Nevada (“the Columbus project”) and the second located in San Bernadino County, California (the Red Mountain project”). The closing of the assignment agreement is subject to corporate and other approvals to permit the assignment.

To earn the option rights, the Company will pay $500,000 within 60 days of closing, $1,500,000 by July 31, 2008 and $3,000,000 by July 31, 2009, issue 7,500,000 shares of common stock and grant a 5% net smelter returns royalty to the assignor.

Upon assignment of the option rights, the Company will assume the terms of the underlying agreements to earn the respective interests in both properties.

i)

The Columbus project is subject to an underlying option agreement dated July 22, 2006. Under the terms of this agreement, to earn a 15% interest, the Company is required to pay $10,000 per month until December 31, 2007 and spend $2,500,000 on qualifying expenses by December 31, 2007.

To earn a 100% interest in the Columbus project, the Company, upon earning 15%, will have the right to merge with the corporation holding the remaining 85% interest. To exercise the merger right, the Company will be required to issue shares of common stock with an aggregate value of $20,000,000 and issue share purchase warrants to purchase up to a further 25% of the number of shares of common stock to be issued.

ii)

The Red Mountain project is subject to an underlying option agreement dated March 15, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2006

8.	SUBSEQUENT EVENTS (Continued)

The Company may at any time during the life of the Red Mountain project, earn a 100% interest, by paying $100,000, issuing shares of common stock with an aggregate value of $1,400,000 and issuing share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued. If the project achieves commercial production, the Company will be required to pay an additional $100,000, issue shares of common stock with an aggregate value of $2,400,000 and issue share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued.

b)

Pursuant to the 2007 Stock Incentive Plan adopted March 27, 2007, on March 28 through 30, 2007, the Company granted stock options to directors and officers to acquire 930,000 shares of common stock at a price of $0.20 per share for a period of two years. All options vest immediately.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION.

Compensatory Arrangements of Certain Officers

On March 27, 2007, we adopted our 2007 Stock Incentive Plan (the “2007 Stock Plan”). Under the terms of the 2007 Stock Plan, options may be granted for a maximum of 1,500,000 shares of our common stock. The maximum number of shares that may be optioned under the 2007 Stock Plan will increase each fiscal quarter, beginning with the fiscal quarter commencing July 1, 2007, by:

(a)

15% of the total number of shares of our common stock outstanding, less the number of shares previously authorized under the 2007 Stock Plan or any other stock compensation plan adopted by the Company; or

(b)	any lesser number of shares that our Board of Directors determines to be appropriate.

Options may be granted under the 2007 Stock Plan to any of our officers, directors or employees or any officer, director or employee of a Related Company, as defined under the 2007 Stock Plan. Options may also be granted to consultants who provide services to the Company or a Related Company, so long as the consultant is a natural person, renders bona fide services to the Company not in connection with the offer and sale of the Company’s securities in capital raising transactions, and does not directly or indirectly promote or maintain a market for the Company’s securities.

The minimum exercise price at which options may be granted under the 2007 Stock Plan is 75% of the fair market value of the Company’s common stock as of the grant date. For purposes of the 2007 Stock Plan, fair market value is equal to the average price of the Company’s common stock over the previous 10 trading days.

A copy of the 2007 Stock Plan is attached as an exhibit to this Annual Report.

On March 28, 2007, we granted options to acquire a total of 5,000 shares under the 2007 Stock Plan to Lorrie Ann Archibald, our sole director and our Chief Executive Officer, President and Treasurer. The options granted to Ms. Archibald are exercisable at a price of $0.20 per share and expire on March 28, 2009. A copy of Ms. Archibald’s option agreement is attached as an exhibit to this Annual Report.

On March 30, 2007, upon their appointment as executive officers of our Company (see below), we granted options to acquire 125,000 shares of our common stock to Robert D. McDougal and options to acquire 550,000 shares of our common stock to Douglas D.G. Birnie. The options granted to Mr. McDougal and Mr.

Birnie have an exercise price of $0.20 per share, are fully vested, and expire on March 30, 2009. Copies of Mr. McDougal’s and Mr. Birnie’s option agreements are attached as exhibits to this Annual Report.

Entry Into Material Definitive Agreement

On March 30, 2007, we executed an agreement (the “Nano Agreement”) dated for reference March 29, 2007, with Nanominerals Corp. (“Nano”), pursuant to which we agreed to purchase from Nano its rights to a calcium carbonate and silver brine mineral project located in Esmeralda County, Nevada called the Columbus Project, and certain additional mineral claims located in San Bernardino County, California called the Red Mountain Project. Descriptions of the Nano Agreement and the mineral property rights that we are purchasing under that agreement are provided at Part I, Item 1 “Description of Business: General.”

Departure of Certain Officers; Appointment of Certain Officers

Pursuant to the terms of the Nano Agreement, on March 30, 2007, Ms. Archibald resigned as our Chief Financial Officer and Christian Adolf Rommel resigned as our Secretary. In place of Ms. Archibald and Mr. Rommel, respectively, were appointed Robert D. McDougal as our Chief Financial Officer, and Douglas Birnie as our Secretary. Ms. Archibald continues to act as our President, Treasurer and Chief Executive Officer, and as our sole director.

Biographical information for Mr. McDougal and Mr. Birnie is provided at Part III, Item 9. “Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act.”

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the filing of this Annual Report:

Name	Age	Positions

Lorrie Ann Archibald	40	President, Treasurer, Chief Executive Officer and Director

Robert D. McDougal	74	Chief Financial Officer

Douglas D.G. Birnie	37	Secretary

Lorrie Ann Archibald: Ms. Archibald is our President, Treasurer, Chief Executive Officer and is a member of our Board of Directors. Ms. Archibald was appointed to our Board of Directors and as our President, Treasurer and Chief Executive Officer on February 20, 2001. Ms. Archibald also acted as our Chief Financial Officer from January 10, 2006 to March 30, 2007.

Ms. Archibald served as a stockbroker’s sales assistant at Continental Securities (which later became Yorkton Securities) from December of 1988 to September of 1992. From September of 1992 to February of 1999, Ms. Archibald was a registered representative with Canaccord Capital Corp. (Investment Dealers). During the period from January 1997 to October 1998, she was also licensed with First Securities, a member of the NASD. During the period from December 1998 to her current employment with the Company, she was a self-employed investor. From July 2001 to May 2005, she served as President and a Director of Nubio Ventures Inc., a non-reporting mineral exploration company that trades on the pink sheets. In June of 2001, she obtained a free miner’s license in the Province of British Columbia, Canada and since that date has been involved in the acquisition and disposition of mineral claims in British Columbia.

Robert D. McDougal: Mr. McDougal was appointed as our Chief Financial Officer on March 30, 2007.

Mr. McDougal is a Certified Public Accountant. He began practicing public accounting in 1973 and established his own practice in 1981. The majority of his practice is focused on mining and mining related clients including public companies, private companies’ partnerships and individuals. Mr. McDougal was a Director and Officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001. Mr. McDougal was one of the founders of Millennium Mining Corporation, which was subsequently merged into Gold Summit Corporation, a publicly traded company. He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman. Prior to this time Mr. McDougal spent 20 years in the United States Air Force, retiring with the rank of Major.

Douglas D.G. Birnie: Mr. Birnie was appointed as our Secretary on March 30, 2007.

Mr. Birnie graduated with a Bachelor of Commerce degree from the University of British Columbia in 1994. In 1995, Mr. Birnie was a founder of Columbus Group Communications Inc., a privately held internet solutions company. In 1998, Mr. Birnie received the Ernst and Young Entrepreneur of the Year award and the Business Development Bank of Canada Young Entrepreneur of the Year Award. During his tenure at Columbus Group, Mr. Birnie held the positions of CFO and COO until the company was acquired by TELUS Corp. in 2001. Mr. Birnie continued to work for TELUS Corp. as Director – Strategic Planning with the e.Solutions department until 2003.

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

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee as set out in section 3(a)(58)(B) of the Exchange Act. We currently have only one director, Lorrie Ann Archibald. Ms. Archibald does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

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

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form

Lorrie Ann Archibald,
Chief Executive Officer,	One	One	None
President, Treasurer and
Director

ITEM 10.           EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B , and to our sole director, during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lorrie Ann Archibald, CEO, President, Treasurer, Director Former CFO	2006	$40,000(1)	$0	$0	$0	$0	$0	$0	$40,000
Christian Adolf Rommel Former Secretary	2006	$0	$0	$0	$0	$0	$0	$0	$0

(1)

We paid consulting fees of $5,000 per month to Ms. Archibald for the period from May 1, 2006 to December 31, 2006 in consideration for her services as Chief Executive Officer, President, Chief Financial Officer and Treasurer of our Company. No compensation was paid to Ms. Archibald for her services as our sole director.

Subsequent to our December 31, 2006 year end, we issued the following options under our 2007 Stock Incentive Plan:

(a)

options to acquire 5,000 shares of our common stock to Lorrie Ann Archibald, our Chief Executive Officer, President, Treasurer and sole director, exercisable at a price of $0.20 per share and expiring on March 28, 2009;

(b)	options to acquire 550,000 shares of our common stock to Douglas D.G. Birnie, our Secretary, exercisable at a price of $0.20 per share and expiring on March 30, 2009; and

(c)	options to acquire 125,000 shares of our common stock to Robert D. McDougal, our Chief Financial Officer, exercisable at a price of $0.20 per share and expiring on March 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

From our inception on February 20, 2001 to the end of our fiscal year-ended December 31, 2006, we did not grant any stock options awards, stock awards or any other equity incentive plan awards to any of our named executive officers, as that term is defined under Item 402(a)(2) of Regulation S-B, or to our sole director. As such, there were no outstanding equity awards as at December 31, 2006.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Copies of our 2007 Stock Incentive Plan and our option agreements with Ms. Archibald, Mr. Birnie and Mr. McDougal are attached as exhibits to this Annual Report. A description of our 2007 Stock Incentive Plan and the stock option awards granted to Ms. Archibald, Mr. Birnie and Mr. McDougal are included at Part II, Item 8B. “Other Information.”

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

As at our fiscal year-end of December 31, 2006, we did not have any equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 2, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Lorrie Ann Archibald Chief Executive Officer, President, Treasurer, Director and Former Chief Financial Officer 1745 Larkhall Crescent North Vancouver, BC V7H 2Z3	4,555,000(2) (direct)	49.8%
Common Stock	Douglas D.G. Birnie Secretary 2441 West Horizon Ridge Pkwy, Suite 120 Henderson, NV 89052	975,000(3) (direct)	10.1%
Common Stock	Robert D. McDougal Chief Financial Officer 3500 Lakeside Ct., Suite 206 Reno, NV 89509	125,000(4) (direct)	1.3%
Common Stock	Christian Adolf Rommel Former Secretary 823 East Keith Road North Vancouver, BC V7L 1W8	None	Nil.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	All Officers and Directors as a Group (3 persons)	5,655,000	57.6%
5% STOCKHOLDERS
Common Stock	Lorrie Ann Archibald 1745 Larkhall Crescent North Vancouver, BC V7H 2Z3	4,555,000 (direct)	49.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of April 2, 2007, there were 9,137,500 shares of our common stock issued and outstanding.

(2)	The shares listed as beneficially owned by Ms. Archibald include options to acquire 5,000 shares of our common stock at an exercise price of $0.20 per share.

(3)	The shares listed as beneficially owned by Mr. Birnie include options to acquire 550,000 shares of our common stock at an exercise price of $0.20 per share.

(4)	The shares listed as beneficially owned by Mr. McDougal consist of options to acquire 125,000 shares of our common stock at an exercise price of $0.20 per share.

CHANGES IN CONTROL

On March 29, 2007, we entered into an agreement (the “Nano Agreement”) with Nanominerals Corp. (“Nano”), pursuant to which Nano agreed to assign certain mineral property rights to us. As part of the consideration to be paid to Nano for the mineral property rights to be assigned to us under the Nano Agreement, we have agreed to issue 7,500,000 shares of our common stock to Nano and certain business associates of Nano. The transactions contemplated under the Nano Agreement are expected to close on or about July 30, 2007. The issuance of these shares will result in a change in control of our Company. In addition, as contemplated under the Nano Agreement, on March 30, 2007, we appointed Robert D. McDougal as our new Chief Financial Officer and Douglas D.G. Birnie as our new Secretary. A description of the Nano Agreement and the mineral property rights to be assigned by Nano is provided at Part I, Item 1. “Description of Business, General” of this Annual Report. A copy of the Nano Agreement is attached as an exhibit to this Annual Report.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, since the beginning of our last fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(a)	Any of our directors or officers;
(b)	Any person proposed as a nominee for election as a director;

(c)	Any person who beneficially owns, directly or indirectly, more than 5% of our outstanding common stock; or
(d)

Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in- law, daughter-in-law, brother-in-law, sister-in-law of any person listed in (a) to (c), above, or any person (other than a tenant or employee) who shares the household of any person listed in (a) to (c), above.

On March 29, 2007, we entered into an agreement (the “Nano Agreement”) with Nanominerals Corp. (“Nano”), pursuant to which Nano agreed to assign certain mineral property rights to us. Under the terms of the Nano Agreement, as further consideration for Nano’s agreement to enter into the Nano Agreement and for completing the assignment of the mineral property rights, Lorrie Ann Archibald, our Chief Executive Officer, President, Treasurer and sole director, agreed to sell all 4,550,000 shares of our common stock owned by her to Nano at a price of $0.01 per share.

Under the terms of the Nano Agreement, Robert D. McDougal, our Chief Financial Officer, will receive 300,000 of the total 7,500,000 shares of our common stock to be issued to Nano and certain business associates of Nano upon closing.

In addition, the Nano Agreement called for us to grant options to acquire 550,000 shares of our common stock to Douglas D.G. Birnie and options to acquire 125,000 shares of our common stock to Mr. McDougal. These options were granted to Mr. Birnie and Mr. McDougal on March 30, 2007 with an exercise price of $0.20 per share and expire on March 30, 2009. A description of the Nano Agreement and the mineral property rights to be assigned by Nano is provided at Part I, Item 1. “Description of Business, General.” Copies of the Nano Agreement and our option agreements with Mr. Birnie and Mr. McDougal are attached as exhibits to this Annual Report.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Lorrie Ann Archibald, is also our Chief Executive Officer, President and Treasurer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(5)

3.3	Bylaws.(1)

10.1	2007 Stock Incentive Plan.

10.2	Non-Qualified Stock Option Agreement dated effective as of March 28, 2007, between the Company and Lorrie Ann Archibald.

10.3	Assignment Agreement dated for reference as of March 29, 2007, among Nano Minerals Corp., Ireland Inc. and Lorrie Archibald.

10.4	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Douglas D.G. Birnie.

10.5	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Robert D. McDougal.

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Location for the Ireland Claim.(4)

99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(4)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2004.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on October 21, 2005.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees	$10,000	$16,850
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	$16,850

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	April 4, 2007	By:	/s/ Lorrie Ann Archibald
LORRIE ANN ARCHIBALD
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 4, 2007	By:	/s/ Lorrie Ann Archibald
LORRIE ANN ARCHIBALD
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)
Director

Date:	April 4, 2007	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer
(Principal Financial Officer)