Form 10QSB
period 2007-03-31
IRELAND INC.
filed 2007-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act
For the transition period from _______to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2007, the Registrant had 36,550,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IRELAND INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

IRELAND INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)

	MARCH 31	DECEMBER 31
	2007	2006

ASSETS

Current
Cash	$2,230	$11,633

LIABILITIES

Current
Accounts payable and accrued liabilities	$51,238	$49,271
Due to related parties	21,790	21,790
	73,028	71,061

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
400,000,000 common voting stock with a par value of
$0.001 per share

Issued:
36,550,000 common shares (December 31, 2006
36,550,000 common shares)	9,138	9,138

Additional Paid-in Capital	236,429	229,612
Deficit Accumulated During The Exploration Stage	(316,365)	(298,178)
	(70,798)	(59,428)

	$2,230	$11,633

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Administrative fees	5,012	-	24,480
Consulting fees	1,832	-	41,832
Exploration expenses	-	-	10,856
Office and sundry	-	103	4,463
Professional fees	10,271	13,603	184,690
Regulatory fees	772	1,456	15,390
Rent	300	300	14,400
Travel	-	-	6,254
Write off of mineral rights	-	-	14,000

Net Loss	$18,187	$15,462	$316,365

Basic And Diluted Loss Per Share	$0.00	$0.00

Weighted Average Number Of Shares
Outstanding	36,550,000	36,550,000

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Cash Provided By (Used In):

Operating Activities
Net loss	$(18,187)	$(15,462)	$(316,365)
Add: Items to reconcile net loss to net cash
used in operating activities:
Write off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based compensation	6,817	-	6,817
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,967	2,681	51,238
	(9,403)	(12,781)	(229,310)

Financing Activities
Issuance of common stock	-	-	238,750
Due to related parties	-	-	6,790
	-	-	245,540

Investing Activity
Mineral rights payments	-	-	(14,000)

Increase (Decrease) In Cash	(9,403)	(12,781)	2,230

Cash, Beginning Of Period	11,633	63,242	-

Cash, End Of Period	$2,230	$50,461	$2,230

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

a)

The unaudited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2006 audited financial statements and notes thereto. Result of this quarter is not necessarily indicative of the results for the year ending December 31, 2007.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $316,365 for the period from February 20, 2001 (inception) to March 31, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Exploration Stage Enterprise

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

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

	c)	Exploration Costs

Mineral exploration costs are expenses as incurred.

	d)	Regulatory Matters

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

	e)	Asset Impairment

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

	f)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Use of Estimates

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

	h)	Comprehensive Income

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

	i)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long- lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

	j)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Environmental Protection and Reclamation Costs (Continued)

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

	k)	Stock Options

Stock-based Compensation

The Company follows the recommendations of Statement of Accounting Standards No. 123R, “Share-based Payment”, (“SFAS No. 123R”), which requires measurement of compensation cost for all stock awards on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options granted during the period was estimated using the Black-Scholes option-pricing model.

The following table for these stock options presents the weighted average assumptions used:

	2007	2006

Dividend yield	-	-
Expected volatility	120.24%	-
Risk-free interest rate	4.05%	-
Expected life (years)	2	-

The weighted average fair value per share of options granted in the period was $0.001825 (2006 – Nil).

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities - - Including An Amendment Of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

4.	MINERAL EXPLORATION PROPERTY

a)

On November 30, 2004, the Company entered into a mineral property purchase agreement to acquire a 100% undivided interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the “Ireland Claim”, for a total consideration of $6,000.

The Company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral rights acquisition costs to operations during the previous financial periods.

b)

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

To earn the option rights, the Company will pay $500,000 within 60 days of closing, $1,500,000 by July 31, 2008 and $3,000,000 by July 31, 2009, issue 30,000,000 shares of common stock and grant a 5% net smelter returns royalty to the assignor.

Upon assignment of the option rights, the Company will assume the terms of the underlying agreements to earn the respective interests in both properties.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

4.	MINERAL EXPLORATION PROPERTY (Continued)

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

5.	SHARE CAPITAL

On March 27, 2007, the Company adopted the 2007 Stock Incentive Plan, providing for the grant of options to purchase up to 6,000,000 shares of common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous fiscal quarter.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

5.	SHARE CAPITAL (Continued)

During the period, the Company granted options to employees to purchase up to 3,720,000 shares of common stock at a price of $0.05, expiring March 30, 2009 as to 3,700,000, and March 28, 2009 as to 20,000.

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

		WEIGHTED
		AVERAGE	REMAINING
	NUMBER OF	EXERCISE	CONTRACTUAL		INTRINSIC
	OPTIONS	PRICE	LIFE		VALUE

Outstanding, January 1, 2007	-	$-		$

Granted	3,720,000	0.05
Cancelled/ Forfeited	-	-
Exercised	-	-

Outstanding, March 31, 2007	3,720,000	$0.05	1.99		$-

Exercised, March 31, 2007	3,720,000	$0.05	1.99		$-

6.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company paid or accrued $Nil (2006 - $Nil) to a director for consulting fees. As at March 31, 2007, $15,000 (2006 - $Nil) is outstanding.

Amounts due to related parties for advances to the Company are unsecured, without interest and are due on demand.

7.	SUBSEQUENT EVENTS

a)

On April 25, 2007, the Company effected a forward stock split on the basis of four new common shares for the cancellation of one old common share. Authorized capital was increased from 100,000,000 common shares, par value $0.001 each, to 400,000,000 common shares, par value $0.001 each. All authorized and issued shares have been retroactively adjusted.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

7.	SUBSEQUENT EVENTS (Continued)

b)

On April 24, 2007, the Company approved a private placement offering of up to 10,000,000 units at a price of $0.65 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock for a period of 12 months at a price of $1.00 per share.

c)

On April 24, 2007, the Company approved a private placement offering of up to 10,000,000 units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. The units are identical to those offered and described in Note 7(b).

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

INTRODUCTION

We were incorporated on February 20, 2001 under the laws of the State of Nevada. On April 25, 2007, we effected a 4-for-1 stock split of our common stock. As a result, our authorized capital was increased from 100,000,000 shares of common stock, par value of $0.001 per share, of which 9,137,500 shares were issued and outstanding, to 400,000,000 shares of common stock, par value of $0.001 per share, of which 36,550,000 shares were issued and outstanding. In connection with the stock split, our trading symbol on the OTC Bulletin Board was changed to “IRLD”. All share amounts referred to in this Quarterly Report on Form 10-QSB have been adjusted to reflect the split.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim.

The Columbus and Red Mountain Projects

On March 30, 2007, we entered into an assignment agreement (the “Nano Agreement”) dated for reference as of March 29, 2007, with Nano Minerals Corp. (“Nano”), pursuant to which Nano agreed to assign to us the rights to certain mineral properties located in Esmeralda County, Nevada (the “Columbus Project”) and San Bernardino County, California (the “Red Mountain Project”). In exchange for Nano’s agreement to assign us its rights in the Columbus and Red Mountain Projects, we have agreed to, upon closing:

(a)

(a) issue an aggregate of 30,000,000 shares of our common stock to Nano and to certain business associates of Nano (including 1,200,000 shares to Robert D. McDougal, currently our Chief Financial Officer);

(b)	grant a royalty to Nano of 5% of net smelter returns, if any, from the Columbus and Red Mountain Projects;

(c)	issue promissory notes totaling $5,000,000, payable as follows:

	(i)	$500,000 payable within 60 days after closing,
	(ii)	$1,500,000 payable by July 31, 2008, and
	(iii)	$3,000,000 payable by July 31, 2009;

(d)

assume the obligations of Nano under the terms of the Columbus and Red Mountain Option Agreements, the details of which are set out in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 5, 2007; and

(e)	reimburse Nano for expenditures made by it on the Columbus Project from January 1, 2007, and on the Red Mountain Project from April 1, 2007, both until closing.

In addition to the consideration paid by us, Lorrie Ann Archibald, our sole director and our President, Treasurer and Chief Executive Officer, agreed to, upon closing, sell 18,200,000 shares of our common stock to Nano at a price of $0.0025 per share. These shares represent all of the shares of our common stock owned by Ms. Archibald. Closing of the transactions provided for under the Nano Agreement is expected to occur on or about June 30, 2007, and is subject to a number of terms and conditions, including confirmation from Nano that it has received all corporate and third-party approvals necessary to permit the assignment.

Recent Corporate Developments

We experienced the following significant corporate developments since the completion of our fiscal year ended December 31, 2006:

1.

On March 27, 2007, we adopted our 2007 Stock Incentive Plan (the “2007 Stock Plan”). Our 2007 Stock Plan is discussed in detail in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 5, 2007.

2.

On March 28, 2007, we granted options to purchase 20,000 shares of our common stock under our 2007 Stock Plan to Lorrie Ann Archibald, our sole director and our Chief Executive Officer, President and Treasurer. The options granted to Ms. Archibald have an exercise price of $0.05 per share, are fully vested and expire on March 28, 2009.

3.	On March 30, 2007, we entered the Nano Agreement, pursuant to which Nano has agreed to assign to us its rights to the Columbus Project and the Red Mountain Project.

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

5.

Upon their appointment, we granted options to purchase 500,000 shares of our common stock to Mr. McDougal and options to purchase 2,200,000 shares of our common stock to Mr. Birnie. The options granted to Mr. McDougal and Mr. Birnie were granted under our 2007 Stock Plan, have an exercise price of $0.05 per share, are fully vested and expire on March 30, 2009.

6.

On April 24, 2007, our Board of Directors approved a private placement offering of up to 10,000,000 units (the “Units”) at a price of $0.65 US per unit, with each Unit will consist of one (post-split) share of our common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional (post-split) share of common stock exercisable for a period of 12 months at a price of $1.00 US per share. We will have the option to accelerate the exercise term of the warrants in circumstances where our common stock trades at a weighted average price above $2.00 for twenty consecutive trading days. The offering will be made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.

7.

Also on April 24, 2007, our Board of Directors approved a private placement offering of up to 10,000,000 Units at a price of $0.65 per Unit to persons who are accredited investors as defined in Regulation D of the Securities Act. The Units will be identical to those offered under the non-U.S. private placement offering described above.

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

Phase II of our exploration program was completed before Phase I due to the unavailability of the equipment necessary to conduct a VLF electromagnetic survey. Based upon the results of Phase II, our consulting geologist has recommended that we proceed with the VLF electromagnetic survey that was originally recommended for Phase I. We were not able to complete Phase I of our exploration program on the Ireland Claim during 2006 due to the unavailability of the necessary equipment and consultants. Subject to the availability of the necessary consultants and equipment, we hope to complete Phase I before the end of our second fiscal quarter in 2007. Once Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding.

In order to complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects, we will be required to grant the following consideration to Nano upon closing:

(a)

(a) an aggregate of 30,000,000 shares of our common stock, to be issued to Nano and to certain business associates of Nano (including 1,200,000 shares to Robert D. McDougal, our Chief Financial Officer);

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

We anticipate closing the transactions called for under the Nano Agreement on or about June 30, 2007. However, closing is conditional upon Nano obtaining the necessary corporate and third-party approvals required to permit the assignment of its rights to the Columbus and Red Mountain Projects. If we complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects, of which there is no assurance, we anticipate that we will spend approximately $2,500,000 on examining, testing, exploring or developing the Columbia Project by December 31, 2007 in order to fully exercise the option on the Columbus Project.

As of our three months ended March 31, 2007, we had cash in the amount of approximately $2,230 and a working capital deficit of $70,798. As a result, we will need to obtain additional financing in order to meet the anticipated costs of completing our plan of operation for the next twelve months. There are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, or at all. We have approved two private placement offerings for total potential proceeds of $13,000,000. However, there are no assurances that we will complete the sale of any or all of the securities being offered. We do not currently have any other financing arrangements in place.

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(18,187)	(15,462)	17.6%
Net Loss	$(18,187)	$(15,462)	17.6%

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

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Administrative Fees	$5,012	$-	n/a
Consulting Fees	1,832	-	n/a
Office and Sundry	-	103	(100)%
Professional Fees	10,271	13,603	(24.5)%
Regulatory Fees	772	1,456	(47.0)%
Rent	300	300	n/a
Total Expenses	$18,187	$15,462	17.6%

The majority of our expenses for the three months ended March 31, 2007 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$2,230	$11,633	(80.8)%
Current Liabilities	(73,028)	(71,061)	2.8%
Working Capital (Deficit)	$(70,798)	$(59,428)	19.1%

Cash Flows
	Three Months Ended March 31
	2007	2006
Net Cash Used In Operating Activities	$(9,403)	$(12,781)
Net Cash From Financing Activities	-	-
Net Cash From Investing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(9,403)	$(12,781)

The increase in our working capital deficit at March 31, 2007 from our year ended December 31, 2006, is primarily a result of the fact that we had no revenue or sources of financing during the period ended March 31, 2007.

We currently do not have sufficient working capital to meet the anticipated costs of completing our exploration program of the Ireland Claim. In addition, if we complete the acquisition of Nano’s rights to the Columbus and Red Mountain Projects, we will not have sufficient capital to exercise the options on those projects if we do not obtain additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

We have approved two private placement offerings of our equity securities. The first offering is for 10,000,000 units at a price of $0.65 per unit and is being offered to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act. The second offering is for an additional 10,000,000 units, also at a price of $0.65 per unit and is being offered to “accredited investors” as defined in Regulation D of the Securities Act. Each unit under the above offerings will consist of one share of our common stock and one-half of one share purchase warrant. Each one full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.00 per share for a period of one year from the date of issuance. In the event that our shares trade at a weighted average price above $2.00 for 20 consecutive trading days, we will have the option to accelerate the expiration date of the warrants. We have not yet completed the sale of any units under these offerings and there are no assurances that we will be able to complete the sale of any of the units offered.

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

Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. We have approved two private placement offerings of our equity securities. If we complete the sale of all of the securities being offered, we will receive total proceeds of $13,000,000. However, we have not yet completed the sale of any of the securities being offered and there is no assurance that we will be able to complete the sale of any or all of the securities being offered.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(3)

3.3	Certificate of Change – 4-for-1 Stock Split.(5)

3.4	Bylaws.(1)

10.1	2007 Stock Incentive Plan. (4)

10.2	Non-Qualified Stock Option Agreement dated effective as of March 28, 2007, between the Company and Lorrie Ann Archibald. (4)

10.3	Assignment Agreement dated for reference as of March 29, 2007, among Nano Minerals Corp., Ireland Inc. and Lorrie Archibald. (4)

10.4	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Douglas D.G. Birnie. (4)

10.5	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Robert D. McDougal. (4)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Location for the Ireland Claim.(2)

99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(2)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on October 21, 2005.

(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Dated: May 15, 2007	By:	/s/ Lorrie Ann Archibald

Lorrie Ann Archibald
President, Chief Executive Officer and
Treasurer
(Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ Robert D. McDougal

Robert D. McDougal
Chief Financial Officer
(Principal Financial Officer)