Form 10QSB
period 2007-06-30
IRELAND INC.
filed 2007-08-20
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act
For the transition period from _______ to _______

Commission File Number 000-50033

IRELAND INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147049
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2441 West Horizon Ridge Parkway, Suite 100
Henderson, NV 89052
(Address of principal executive offices)

(702) 932-0353
(Issuer’s telephone number)

810 Peace Portal Drive, Suite 201
Blaine, Washington 98230
Tel: (360) 318-3020
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
Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007, the Registrant had 77,928,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IRELAND INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

IRELAND INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	JUNE 30	DECEMBER 31
	2007	2006

ASSETS

Current Assets
Cash	$3,944,215	$11,633
Prepaid expenses	950	-
	3,945,165	11,633
Reclamation Deposit (Note 4)	807,000	-

Total Assets	$4,752,165	$11,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$21,547	$49,271
Due to related parties	23,290	21,790

Total Liabilities	44,837	71,061

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock
Authorized:
400,000,000 common voting stock with a par value of
$0.001 per share

Issued:
40,816,000 common shares (December 31, 2006
36,550,000 common shares)	40,816	36,550

Additional Paid-in Capital	3,879,271	202,200
Subscriptions Received	2,100,079	-
Deficit Accumulated During The Exploration Stage	(1,312,838)	(298,178)

Total Stockholders’ Equity (Deficit)	4,707,328	(59,428)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,752,165	$11,633

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE				FEBRUARY 20
	MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative fees	464	-	5,476	-	24,944
Consulting fees	-	10,000	1,832	10,000	41,832
Discount on issue of shares (Notes
5(b) and 5(c))	901,620	-	901,620	-	901,620
Geological consulting	46,000	-	46,000	-	56,856
Office and sundry	222	690	222	793	4,685
Professional fees	40,986	14,414	51,257	28,017	225,676
Regulatory fees	6,881	954	7,653	2,720	22,271
Rent	300	300	600	600	14,700
Travel	-	-	-	-	6,254
Write off of mineral rights	-	-	-	-	14,000

Net Loss For The Period	$(996,473)	$(26,358)	$(1,014,660)	$(42,130)	$(1,312,838)

Basic And Diluted Loss Per Share	$(0.03)	$0.00	$(0.03)	$0.00

Weighted Average Number Of Shares
Outstanding	37,018,792	36,550,000	36,785,690	36,550,000

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 20
	SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30
	2007	2006	2007

Cash Provided By (Used In):

Operating Activities
Net loss	$(1,014,660)	$(42,130)	$(1,312,838)
Add: Items to reconcile net loss to net
cash used in operating activities:
Discount on issue of shares	901,620	-	901,620
Write off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based compensation	6,817	-	6,817
Changes in operating assets and
liabilities:
Accounts payable and accrued
liabilities	(27,724)	13,490	21,547
Prepaid expenses	(950)	-	(950)
	(134,897)	(28,640)	(354,804)

Financing Activities
Issuance of common stock	2,772,900	-	3,011,650
Subscriptions received	2,100,079	-	2,100,079
Advances from related parties	1,500	-	8,290
	4,874,479	-	5,120,019

Investing Activity
Reclamation deposit	(807,000)	-	(821,000)

Increase (Decrease) In Cash	3,932,582	(28,640)	3,944,215

Cash, Beginning Of Period	11,633	63,242	-

Cash, End Of Period	$3,944,215	$34,602	$3,944,215

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

a)

The unaudited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2006 audited financial statements and notes thereto.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,312,838 for the period from February 20, 2001 (inception) to June 30, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JUNE 30, 2007
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

Mineral exploration costs are expensed as incurred.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
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

JUNE 30, 2007
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

The weighted average fair value per share of options granted in the period was $0.0018 (2006 – Nil).

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Earnings (Loss) Per Share

The Company follows SFAS No. 128, "Earnings Per Share" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2007 and December 31, 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 7,986,000 and Nil respectively.

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

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

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

b)

On March 29, 2007, as amended August 8, 2007, the Company entered into an Assignment Agreement with Nanominerals Corp, (the “assignor”) a Nevada corporation, to acquire two mineral property option interests, the first located in Esmeralda County, Nevada (“the Columbus project”) and the second located in San Bernardino County, California (the “Red Mountain project”). The closing of the assignment agreement is subject to corporate and other approvals to permit the assignment.

To earn the option rights, the Company will issue 30,000,000 shares of common stock, grant a 5% net smelter returns royalty to the assignor and reimburse the assignor for properly documented expenditures estimated to be $1,000,000.

Upon assignment of the option rights, the Company will assume the terms of the underlying agreements to earn the respective interests in both properties.

On June 26, 2007, the Company paid $807,000 to the Bureau of Land Management as a bond for future reclamation work on the proposed Columbus Project. This payment was made pursuant to the underlying option agreement in anticipation of the completion of the transaction.

i)

The Columbus project is subject to an underlying option agreement dated July 22, 2006. Under the terms of this agreement, to earn a 15% interest, the Company is required to pay an aggregate of $24,000 per month until December 31, 2007 and spend $2,500,000 on qualifying expenses by December 31, 2007.

To earn a 100% interest in the Columbus project, the Company, upon earning 15%, will have the right to merge with the corporation holding the remaining 85% interest. To exercise the merger right, the Company will be required to issue a minimum of 10,000,000 up to a maximum of 80,000,000 common shares dependent upon the closing market price of the Company’s stock over a sixty day period prior to the merger and issue share purchase warrants to purchase up to a further 25% of the number of shares of common stock to be issued. The price of the warrants will be set at a premium of 25% to the common stock price.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

4.	MINERAL EXPLORATION PROPERTY (Continued)

ii)

The Red Mountain project is subject to an underlying option agreement dated March 15, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

The Company may at any time during the life of the Red Mountain project, earn a 100% interest, by paying $100,000, issuing shares of common stock with an aggregate value of $1,400,000 and issuing share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued. If the project achieves commercial production, the Company will be required to pay an additional $100,000, issue shares of common stock with an aggregate value of $2,400,000 and issue share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued. The price of the warrants will be set at a premium of 25% to the common stock price.

5.	SHARE CAPITAL

a)

On April 25, 2007, the Company effected a forward stock split on the basis of four new common shares for the cancellation of one old common share. Authorized capital was increased from 100,000,000 common shares, par value $0.001 each, to 400,000,000 common shares, par value $0.001 each. All authorized and issued shares have been retroactively adjusted.

b)

On April 24, 2007, the Company approved a private placement offering of up to 10,000,000 units at a price of $0.65 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock for a period of 12 months at a price of $1.00 per share. The term of the warrants may be accelerated at the option of the Company, if the Company’s stock trades at a weighted average of $2.50 per share for 20 consecutive days. On June 20, 2007, the Company issued 2,250,000 units, pursuant to the offering. The Company recorded a discount of $475,538 to reflect the difference between the offering price and the market price of the offering.

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

5.	SHARE CAPITAL (Continued)

c)

On April 24, 2007, the Company approved a private placement offering of up to 10,000,000 units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. The units are identical to those offered and described in Note 5(b). On July 20, 2007, the Company issued 6,212,000 units pursuant to the offering to persons who are “Accredited Investors” as defined in Rule 501 of Regulation D of the Act. Each unit consists of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock for a period of 12 months at a price of $1.00 per share. On June 20, 2007, the Company issued 2,016,000 units pursuant to this offering. The Company recorded a discount of $426,082 to reflect the difference between the offering price and the market price of the offering.

d)

On March 27, 2007, the Company adopted the 2007 Stock Incentive Plan, providing for the grant of options to purchase up to 6,000,000 shares of common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous fiscal quarter.

During the six month period to June 30, 2007, the Company granted options to employees to purchase up to 3,720,000 shares of common stock at a price of $0.05, expiring March 30, 2009 as to 3,700,000, and March 28, 2009 as to 20,000.

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

		WEIGHTED
		AVERAGE	REMAINING
	NUMBER OF	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE	VALUE

Outstanding, January 1,
2007	-	$-

Granted	3,720,000	0.05

Outstanding, June 30,
2007	3,720,000	$0.05	1.75	$6,138,000

Exercisable, June 30,
2007	3,720,000	$0.05	1.75	$6,138,000

IRELAND INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

5.	SHARE CAPITAL (Continued)

	e)	The following table summarizes the warrants outstanding at June 30, 2007:

NUMBER
OF SHARES
UNDER	EXERCISE	EXPIRY
WARRANTS	PRICE	DATE

4,266,000	$ 1.00	June 20, 2008

The aggregate fair value of the warrants issued in connection with the unit offerings approved April 24, 2007 amounted to $277,290 and was calculated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Expected volatility	120%
Risk-free interest rate	4.2%
Expected life	1 year

6.	SUBSEQUENT EVENTS

	a)	On July 20, 2007, the Company issued 3,962,000 units for total proceeds of $2,575,300 pursuant to the offering referred to in Note 5(b).

	b)	On July 20, 2007, the Company issued 3,150,000 units for total proceeds of $2,047,500 pursuant to the offering referred to in Note 5(c).

	c)	On July 20, 2007, the Company paid $500,000 for qualifying expenses (Note 4b(i)).

d)

On August 14, 2007, the Company issued 30,000,000 common shares to Nanominerals Corp. or nominees and, in return, received a deed of assignment to the option interests in the Columbus Project and to the Red Mountain Project (Note 4(b)). The Company granted a 5% net smelter returns royalty and has agreed to reimburse approximately $1,000,000 in documented expenses to Nanominerals Corp.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Company” and “Ireland” mean Ireland Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on February 20, 2001 under the laws of the State of Nevada. On April 25, 2007, we effected a 4-for-1 stock split of our common stock. As a result, our authorized capital was increased from 100,000,000 shares of common stock, par value $0.001 per share, of which 9,137,500 shares were issued and outstanding, to 400,000,000 shares of common stock, par value $0.001 per share, of which 36,550,000 shares were issued and outstanding. In connection with the stock split, our trading symbol on the OTC Bulletin Board was changed to “IRLD.” All share amounts referred to in this Quarterly Report on Form 10-QSB have been adjusted to reflect the split.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own a 100% interest in a mineral claim located in the Yellow Pine Mining District in Clark County, Nevada that we refer to as the Ireland Claim. As of August 14, 2007, we acquired interests in two additional mineral projects that we refer to as the Columbus Project and the Red Mountain Project. See “The Columbus and Red Mountain Project,” below.

Recent Corporate Developments

The following significant corporate developments have occurred since March 31, 2007, the end of our last fiscal quarter:

1.

On April 24, 2007, our Board of Directors approved a private placement offering (the “Foreign Offering”) of up to 10,000,000 units (“Units”) at a price of $0.65 US per Unit to be made to persons other than “U.S. persons” as defined in Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). Each Unit offered consists of one post- split share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional post-split share of common stock exercisable for a period of 12 months at a price of $1.00 US per share. We will have the option to accelerate the exercise term of the warrants in circumstances where our common stock trades at a weighted average price above $2.50 for twenty consecutive trading days. On June 20, 2007, we issued 2,016,000 Units under the Foreign Offering to non-U.S. Persons as contemplated under Regulation S of the Securities Act. On July 20, 2007, we completed a second tranche under the Foreign Offering and issued 3,150,500 Units to non-US persons as contemplated under Regulation S of the Securities Act.

2.

Also on April 24, 2007, our Board of Directors approved a second private placement offering (the “U.S. Offering”) of up to 10,000,000 Units at a price of $0.65 per Unit to be made to persons who qualify as “accredited investors” as defined in Regulation D of the Securities Act. The Units being offered are identical to those offered under the Foreign Offering described above. On June 20, 2007, we issued 2,250,000 Units under the U.S. Offering to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. These share issuances did not include any Units sold under the Agency Agreement described below. On July 20, 2007, we completed a second tranche under the U.S. Offering and issued a further 3,962,000 Units to “accredited investors.” We paid a commission of $161,752.20 to S&P Investors Inc. in connection with the sale of 3,550,000 Units under the second tranche of the U.S. Offering. (See below.)

3.

On June 19, 2007, we entered into an agency agreement (the “Agency Agreement”) with S&P Investors, Inc. (the “Agent”) to act as our agent to introduce investors to the U.S. Offering. Under the terms of the Agency Agreement, we agreed to pay a commission to the Agent of 7% of the proceeds of the Units placed by the Agent and to issue to the Agent a warrant entitling the Agent to purchase (at an exercise price of $1.00 per share) for a period of two years from closing of the U.S. Offering such number of shares of common stock as shall be equal to 3% of the total number of Units placed by the Agent.

4.

On June 29, 2007, Lorrie Ann Archibald resigned as our Chief Executive Officer and President and as our sole director. Replacing Ms. Archibald was Douglas D.G. Birnie who, since March 30, 2007, has been acting as our Secretary. The resignation of Ms. Archibald, and the appointment of Mr. Birnie, as Chief Executive Officer, President and sole director was completed in anticipation of our completing the acquisition of certain rights and interests in the Columbus and Red Mountain Projects, the details of which are set out below.

5.

On August 14, 2007, we completed the acquisition of rights to certain mineral properties located in Esmeralda County, Nevada (the “Columbus Project”) and San Bernardino, California (the “Red Mountain Project”) from Nanominerals Corp. (“Nano”). We acquired these rights pursuant to the terms of our assignment agreement with Nano and Ms. Archibald, dated as of March 29, 2007 and as amended on August 8, 2007. A description of the Columbus and Red Mountain Projects and the consideration we paid for our rights to these projects is described below.

The Columbus and Red Mountain Projects

On March 30, 2007, we entered into an assignment agreement (the “Nano Agreement”) dated for reference as of March 29, 2007, with Nano Minerals Corp. (“Nano”), pursuant to which Nano agreed to assign to us its rights to the Columbus Project and the Red Mountain Project. The terms of the Nano Agreement were amended pursuant to an Amendment Agreement entered into on August 8, 2007. The assignments were completed on August 14, 2007. In consideration for the assignment of Nano’s rights to the Columbus and Red Mountain Projects, we:

(a)

issued an aggregate of 30,000,000 shares of our common stock to Nano and to certain business associates of Nano (including 1,200,000 shares to Robert D. McDougal, currently our Chief Financial Officer);

(b)	granted a royalty to Nano of 5% of net smelter returns, if any, from the Columbus and Red Mountain Projects and from any future mineral projects that may be assigned or transferred to us by Nano;

(c)	assumed all of the obligations of Nano under the terms of the Columbus and Red Mountain Option Agreements, the details of which are set out below; and

(d)

In addition to the above, we have agreed to reimburse Nano for any of its properly documented expenditures on the Columbus and Red Mountain Projects, not just those from January 1, 2007 and March 29, 2007, as previously agreed to. We estimate that we will be required to reimburse Nano a total of $1,000,000 for these expenditures.

In addition, at Nano’s request we have forwarded to Columbus S.M. LLC (“CSM”) a total of $1,355,000 in respect of the Columbus Option Agreement.

In connection with the assignments, Lorrie Ann Archibald also sold 18,200,000 shares of our common stock to Nano at a price of $0.0025 per share. These shares represent all of the shares of our common stock owned by Ms. Archibald.

As a result of the assignments, we now hold the following option rights:

(a)	an option to acquire up to a 15% interest in the Columbus Project;

(b)	an option to acquire 100% of the Columbus Project by way of merger with the owners of the Columbus Project, CSM and Columbus Brine Inc. (“CBI”);

(c)	an option to acquire up to a 60% interest in the Red Mountain Project; and

(d)	an option to acquire 100% of the Red Mountain Project for approximately $4,000,000 in cash and stock.

Approximately $2,200,000 has been spent as of the date of filing of this Quarterly Report by us and Nano collectively, with the result that we have now earned an 11% undivided interest in the Columbus Project.

The Columbus Project

The Columbus Project is a potential gold, silver and calcium carbonate project consisting of 133 mineral claims covering approximately 19,300 acres located in Esmeralda County, Nevada. Title to the mineral claims making up the Columbus Project are held by CSM. As of August 14, 2007, we have assumed all of Nano’s obligations under their option agreement (the “Columbus Option Agreement”) with CSM and CBI. Under the terms of this agreement, in order to maintain and exercise our option, we are required to do the following:

(a)	pay $10,000 per month to CSM until December 31, 2007, in order to maintain our option rights;

(b)	spend a total of $500,000 on examining, testing, exploring or developing the Columbus Project by December 31, 2006 (the “CP Phase 1 Expenditures”) (which Nano has already spent);

(c)	spend a total of $2,500,000 on examining, testing, exploring or developing the Columbus Project by December 31, 2007 (the “CP Phase 2 Expenditures”); and

(d)	pay a total of $14,000 per month in consulting fees to two individuals associated with CSM and CBI for services relating to maintaining, exploring and developing the Columbus Project.

For every $1,000,000 spent by us on the CP Phase 1 and CP Phase 2 Expenditures, we will earn a 5% undivided interest in the Columbus Project (or a proportionate fractional interest for expenditures in denominations of less than $1,000,000). We will earn a maximum 15% undivided interest in the Columbus Project if we spend the full $3,000,000 of the CP Phase 1 and CP Phase 2 Expenditures by the deadlines set out above. In addition, if we spend the full amount of the CP Phase 1 and CP Phase 2 Expenditures, we will have the right to acquire CSM and CBI and thus a 100% undivided interest in the Columbus Project by way of a statutory merger (the “CP Merger Rights”). In order to exercise the CP Merger Rights, we will be required to issue the following consideration:

(a)

a minimum of 10,000,000 shares and a maximum of 80,000,000 shares of common stock, with the specific number of shares to be issued depending upon the closing market price of our common stock over the sixty days prior to the merger (the “CP Merger Shares”); and

(b)

warrants to acquire one additional share for every four shares issued under (a), at an exercise price per share equal to 125% of the share price used to determine the number of shares to be issued under (a), for a period of two years.

The number of shares to be issued will be determined based upon the average closing price of our shares over the 60 days prior to closing, with a minimum per share price of $0.25 per share and a maximum per share price of $2.00 per share. In addition, upon completion of the merger, John T. Arkoosh, the principal of CSM and CBI, will have the right to nominate one person to our Board of Directors. We will be required to file a registration statement with the SEC in respect of the resale of the CP Merger Shares, within 60 days after the completion of the merger. The option to acquire CSM and CBI expires on January 31, 2008.

As of the date of this Quarterly Report, we and Nano have collectively spent approximately $2,200,000 on the Columbus Project, with the result that we have now earned an 11% undivided ownership in the Columbus Project.

Description of the Columbus Project

Location, Access and Infrastructure

The Columbus Project property is located in the Columbus Salt Marsh, in Esmeralda County, Nevada, approximately 41 miles west of Tonopah, halfway between Las Vegas and Reno. The Columbus Salt Marsh is an enclosed basin and is a dry lake bed for the majority of the year. All surface drainage from the surrounding 300 square mile area flows into the Columbus Salt Marsh.

Figure 1.
Location of Columbus Project

NEVADA
Reno
Hawthorne
Tonopah
Las Vegas
Columbus Project Area

The Columbus Project contains an existing mill site with power generator sets and an onsite fresh water well. The existing mill site currently consists of “shell” mill facilities that will require substantial upgrades before production can commence. Water used for processing is available from existing wells located on the surrounding basin (the “Columbus Basin”), one of which is an artesian well. An artesian well is a confined aquifer containing groundwater that flows upwards without the need for pumping. There is also a high voltage grid located at the Candelaria Mines, approximately three miles from the Columbus Project.

Permits have already been obtained for the production of calcium carbonate and the extraction of precious metals from 320 acres located on the project site, 50 acres of which has been reserved for roads. An additional 60 acres of mill sites host the existing project facilities where we intend to locate our pilot processing installation.

History

The Columbus Project is located in an area that has historically been known as a well mineralized region. A gold and silver mining operation known as the Candelaria Mine is located approximately three miles northwest of the Columbus Project. The Clayton Valley Brine Project, a lithium extraction project, is located approximately 25 miles southeast of the Columbus Project.

The history of the area dates back to the 1860s upon the discovery of significant deposits of silver. During this period, the Candelaria Mine was established. To date, the Candelaria Mine has produced approximately 68 million ounces of silver.

The Clayton Valley Brine Project was established in the 1960’s and uses a brine aquifer to extract minerals. Clayton Valley has historically been one of the largest sources of lithium in the United States.

Geology

The Columbus Basin is an enclosed basin that appears to be a sediment filled collapsed caldera of a volcano. A caldera is a volcanic feature formed by the collapse of land following a volcanic eruption. Surveys conducted on the area indicate that there appears to be a two mile wide fault structure in the northwest section of the Columbus Basin. The subsurface of the Columbus Basin contains an ash layer approximately 150 feet thick, located at a depth of approximately 400 feet. This ash layer hosts a large brine aquifer.

Sampling Results on the Columbus Project

In August, 2006, Nano commissioned Arrakis, Inc., an independent mining and metallurgical consulting engineering firm, to conduct surface sampling studies on the Columbus Project. 59 surface samples were taken by Arrakis and were processed at Arrakis’ laboratory in Eaglewood, Colorado. The results from these samples indicated an average in-situ area wide grade of 0.078 ounces per tonne (o.p.t.) of gold. Readers are cautioned that these results are from surface samples only and are not necessarily indicative of the mineralization found at depth.

In December, 2006, Arrakis returned to the Columbus Project and took five additional surface samples, four borings and a two thousand pound bulk sample. One boring went down to a depth of 10 feet, two borings went down to a depth of 15 feet and the final boring when down to a depth of 20 feet. The results of these additional samples fit the trend shown by the original surface samples, with no significant variations at depth.

The bulk sample taken by Arrakis was used to conduct gravity concentration tests. Most of the gold contained in the samples appear to be less than 50 microns. Arrakis noted that the gravity concentration tests indicated that more than 90% of the ore was made up of a clay matrix that would need to be carefully de-agglomerated and diluted prior to effective gravity concentration. A high grade calcium carbonate product is expected to be producible from these clay tailings.

Based on the test results on the samples taken from the Columbus Project, Arrakis has recommended proceeding with (1) a pilot processing installation at the existing mill site located on the property; and (2) exploration drilling of an anomalous zone indicated by the samples in an effort to determine the economic viability of the project.

Current Exploration and Development Program for the Columbus Project

Based on Nano’s own assessment of the Columbus Project and Arrakis’ recommendations, our exploration program for the Columbus Project currently consists of the following:

1.

Upgrade Project Facility: We plan to upgrade the existing mill facilities located on the Columbus Project site. The current facilities located on the site are not sufficient to implement our pilot production operation. As a result, we will need to upgrade these facilities by bringing in the necessary equipment and other infrastructure required to implement our pilot operations. We hope to complete the first stage of upgrading the existing project facilities by the end of 2007.

2.

Pilot Production Module: We plan to implement a pilot production module on the Columbus Project in order to evaluate the economic feasibility of the project. The production model for the Columbus Project is anticipated to be a low grade, low cost, high volume mining operation.

We have obtained a production permit from the Bureau of Land Management (“BLM”) which requires us to begin production by the end of October, 2007. The production permit allows us to commence calcium carbonate production and precious mineral extraction on the 270 acre mine site and 60 acre mill sites located at the Columbus Project. In addition, the Production Permit allows us to use 50 acres of the Columbus Project for road access.

We plan to use an open pit mining method to extract minerals from the Columbus Project. The material will be mined and transported by truck to the project facility. Water will then be added to the extracted material to make a slurry. Once the material has been slurried, we will use a gravity and spiral concentration process to filter the minerals from the material. The final extraction method will involve acid leaching to recover the minerals from the materials.

Once we commence production, we anticipate that we will continue our production with the pilot production module as long as the Columbus Project produces commercial minerals.

3.

Drilling Exploration Program: We plan to commence a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability. We anticipate filing the required permit applications by the end of the third quarter. If we receive the necessary approvals from the BLM, of which there are no assurances, we expect to commence drilling by the end of the first quarter of 2008. We anticipate that our drilling program will take up to two years to complete.

We anticipate spending approximately $4,446,750 on the above exploration and development program for the Columbus Project during the next twelve months. We anticipate spending more than $2,500,000 by the end of December 31, 2007, meaning that we expect to be able to fully exercise our option for a 15% undivided interest in the Columbus Project. If the results of our pilot production operation and drilling exploration program is successful, we will likely exercise our right to acquire a 100% undivided interest in the Columbus Project by exercising the CP Merger Rights under the Columbus Option Agreement.

The Red Mountain Project

The Red Mountain Project consists of 60 mineral claims covering approximately 7,500 acres, all located in San Bernardino County, California. Title to these mineral claims is currently recorded in the names of a number of individuals who, together, make up mining syndicate known as Red Mountain Mining (“RMM”). We have been notified that some of the claims making up the Red Mountain Project may conflict with other existing mineral claims and other property rights covering the location of the project. We intend to work with RMM to in order to resolve these issues for their mineral claims of interest.

As of August 14, 2007, we assumed all of Nano’s obligations under their option agreement (the “Red Mountain Option Agreement”) RMM. Under the terms of the Red Mountain Option Agreement, in order to maintain and exercise our option, we are required to do the following:

(a)	pay $5,000 per month to RMM, until December 31, 2011, in order to maintain our option rights;

(b)	spend a total of $200,000 by December 31, 2008 on examining, testing, exploring or developing the Red Mountain Project (the “RMP Phase 1 Expenditures”); and

(c)	spend a total of $1,000,000 by December 31, 2011 on examining, testing, exploring or developing the Red Mountain Project (the “RMP Phase 2 Expenditures”).

For each $100,000 spent by us on the RMP Phase 1 or RMP Phase 2 Expenditures, we will earn a 5% undivided interest in the Red Mountain Project (or a proportionate fractional interest for expenditures in denominations of less than $100,000). We will earn a maximum 60% undivided interest in the Red Mountain Project if we spend the full $1,200,000 of the RMP Phase 1 and RMP Phase 2 Expenditures by the deadlines set out above. In addition, at any time, we have the right to acquire a 100% interest in the Red Mountain Project (the “RM Acquisition Rights”) by:

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

The number of shares to be issued will be determined based upon the average closing price of our shares over the 60 days prior to closing, with a minimum per share price of $0.25 per share and a maximum per share price of $5.00 per share.

As of the date of this Quarterly Report, we have spent $20,000 on the Red Mountain Project, meaning, we now have a 1% undivided ownership interest in the project.

Description of the Red Mountain Project

Location and Access

The Red Mountain Project is located at the base of Red Mountain, which is 27 miles south of Ridgecrest in San Bernardino County, California, approximately 75 miles northeast of Los Angeles. The Red Mountain Project can be accessed by using a gravel road that bisects the project from northwest to southeast.

The Red Mountain Project does not contain any useable infrastructure other than a water well.

History

The Red Mountain Project is east of and adjacent to the Rand Mining District, initially discovered in 1894. The Rand Mining District was mined off and on until just recently for gold, silver and tungsten. The majority of the mines in the area consisted of small independent operations. There is currently no commercial mining occurring on the Red Mountain Project site.

Geology

The area surrounding the Red Mountain Project is highly mineralized with recorded production of gold, silver and tungsten.

Nano had Arrakis review the Red Mountain Project, including the existing reports on work previously done by RMM. RMM has excavated over 100 test pits at the project site and has gravity concentrated the bulk samples taken from these pits. The results of RMM’s tests show values ranging from less than 0.01 troy ounces of gold per ton to over 1.00 troy ounces of gold per ton. Those test results reportedly show an average of 0.06 o.p.t. Arrakis reported that the grades were similar to other grades that have been reported in the area on similar mine sites.

Based on their review of the existing reports and a field visit to the Red Mountain Project site, Arrakis has recommended that we proceed with an exploration program to verify the reported gold grades in RMM’s studies and to test the recoverability in order to assess the economic viability of the Red Mountain Project.

Current Exploration Program for the Red Mountain Project

Based on Nano’s own assessment of the Columbus Project and Arrakis’ recommendations, our exploration program for the Red Mountain Project currently consists of the following:

1.

Phase I: Phase I of our exploration program for the Red Mountain Project is expected to involve having a comprehensive report prepared on the project and the initiation of a drilling program on anomalous zones located on the project site. We hope to be able to have Phase I completed by December 31, 2007.

2.

Phase II: Depending upon the results and recommendations contained in the report on Phase I, Phase II will involve conducting a drilling and sampling program designed to confirm the metallurgy identified in Phase I and to establish whether economically viable mineral reserves exist on the Red Mountain Project. Depending upon the results of Phase I, we may also apply for production permits for the project. Depending upon the status of Phase I of our exploration program, we expect to begin Phase II in January, 2008, with completion scheduled for the end of 2008.

We anticipate that we will spend approximately $1,570,000 on our exploration program for the Red Mountain Project during the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months will involve proceeding with our exploration and development programs for the Ireland Claim, the Columbus Project and the Red Mountain Project. Although we still intend to proceed with our exploration program for the Ireland Claim, our principal focus in the upcoming months will be on the Columbus Project and the Red Mountain Project. As a result, our exploration program for the Ireland Claim may be delayed.

Ireland Claim

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

Phase II of our exploration program was completed before Phase I due to the unavailability of the equipment necessary to conduct a VLF electromagnetic survey. Based upon the results of Phase II, our consulting geologist has recommended that we proceed with the VLF electromagnetic survey that was originally recommended for Phase I. We were not able to complete Phase I of our exploration program on the Ireland Claim during 2006 due to the unavailability of the necessary equipment and consultants. Phase I of our exploration program for the Ireland Claim is expected to cost approximately $5,500. The remainder of our exploration program is expected to cost approximately $101,200 to complete.

Once Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding.

The Columbus Project

Our exploration and development program for the Columbus Project currently consists of the following:

1.

Upgrade Project Facility: We plan to upgrade the existing mill facilities located on the Columbus Project site. The current facilities located on the site are not sufficient to implement our pilot production operation. As a result, we will need to upgrade these facilities by bringing in the necessary equipment and other infrastructure required to implement our pilot operations. We hope to complete the first stage of upgrading the existing project facilities by the end of 2007.

2.

Pilot Production Module: We plan to implement a pilot production module on the Columbus Project in order to evaluate the economic feasibility of the project. The production model for the Columbus Project is anticipated to be a low grade, low cost, high volume mining operation.

We have obtained a production permit from the Bureau of Land Management (“BLM”) which requires us to begin production in the fourth quarter of 2007. The production permit allows us to commence calcium carbonate production and precious mineral extraction on the 270 acre mine site and 60 acre mill sites located at the Columbus Project. In addition, the Production Permit allows us to use 50 acres of the Columbus Project for road access.

We plan to use an open pit mining method to extract minerals from the Columbus Project. The material will be mined and transported by truck to the project facility. Water will then be added to the extracted material to make a slurry. Once the material has been slurried, we will use a gravity and spiral concentration process to filter the minerals from the material. The final extraction method will involve acid leaching to recover the minerals from the materials.

Once we commence production, we anticipate that we will continue our production with the pilot production module as long as the Columbus Project produces commercial minerals.

3.

Drilling Exploration Program: We plan to commence a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability. We anticipate filing the required permit applications by the end of the third quarter. If we receive the necessary approvals from the BLM, of which there are no assurances, we expect to commence drilling by the end of the third quarter of 2007. We anticipate that our drilling program will take up to two years to complete.

We anticipate spending approximately $4,478,750 on the above exploration and development program for the Columbus Project during the next twelve months. We anticipate spending more than $2,500,000 during the 2007 calendar year, thus earning a 15% undivided interest in the Columbus Project. If the results of our pilot production operation and drilling exploration program is successful, we will likely exercise our right to acquire a 100% undivided interest in the Columbus Project by exercising the CP Merger Rights under the Columbus Option Agreement.

The Red Mountain Project

Our exploration program for the Red Mountain Project currently consists of the following:

1.

Phase I: Phase I of our exploration program for the Red Mountain Project is expected to involve having a comprehensive report prepared on the project and the initiation of a drilling program on anomalous zones located on the project site. We hope to be able to have Phase I completed by December 31, 2007.

2.

Phase II: Depending upon the results and recommendations contained in the report on Phase I, Phase II will involve conducting a drilling and sampling program designed to confirm the metallurgy identified in Phase I and to establish whether economically viable mineral reserves exist on the Red Mountain Project. Depending upon the results of Phase I, we may also apply for production permits for the project. Depending upon the status of

Phase I of our exploration program, we expect to begin Phase II in January, 2008, with completion scheduled for the end of 2008.

We anticipate that we will spend approximately $1,570,000 on our exploration program for the Red Mountain Project during the next twelve months.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

Columbus Project
•	Property Acquisition and Maintenance Costs and	$748,000
	Permits
•	Drilling Exploration Program and Obtaining Reserve	$1,020,000
	Estimates
•	Plant Facility Upgrades	$1,760,000
•	Plant Operation	$90,000
•	Administration & Overhead	$80,000
		$3,698,000
•	Contingency (@ 15%)	750,750
		$4,448,750
Red Mountain Project – Phase I
•	Property Acquisition and Maintenance Costs	$130,000
•	Permitting Costs	$100,000
•	Drilling Exploration Program	$1,020,000
•	Project Report	$75,000
•	Administration & Overhead	$40,000
		$1,365,000
•	Contingency (@ 15%)	204,750
		$1,569,750
Ireland Claim
•	VLF Electromagnetic Survey for Phase II	$5,500
		$5,500
TOTAL		$6,024,000

As of our six months ended June 30, 2007, we had cash in the amount of approximately $3,944,215 and a working capital surplus of $3,900,328. As of the date of filing of this Quarterly Report, we have issued 11,378,000 shares of our common stock for total proceeds of $7,395,700. Although this amount is sufficient to meet our anticipated costs for our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing.

There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

		Second Quarter Ended June 30					Six Months Ended June 30
					Percentage					Percentage
					Increase /					Increase /
		2007		2006	(Decrease)		2007		2006	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(996,473)		(26,358)	3,680.5%		(1,014,660)		(42,130)	2,308.4%

Net Loss		$(996,473)		$(26,358)	3,680.5%		$(1,014,660)		$(42,130)	2,308.4%

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

Expenses

The major components of our expenses are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Administrative fees	$464	$-	n/a	$5,476	$-	n/a
Consulting fees	-	10,000	(100)%	1,832	10,000	(81.7)%
Discount on issue	901,620	-	n/a	901,620	-	n/a
of shares
Geological	46,000	-	n/a	46,000	-	n/a
Consulting
Office and sundry	222	690	(67.8)%	222	793	(72.0)%
Professional fees	40,986	14,414	184.3%	51,257	28,017	82.9%
Regulatory fees	6,881	954	621.3%	7,653	2,720	181.4%
Rent	300	300	n/a	600	600	n/a
Total Expenses	$996,473	$26,358	3,680.5%	$1,014,660	$42,130	2,308.4%

The increase in our total expenses for the six months ended June 30, 2007 was primarily due to (i) amounts recorded in respect of the discount on the offering price under the first tranche of the Foreign and U.S. Offerings from the market price of the shares offered; (ii) increases in the amounts spent on geological consulting; and (iii) increases in the professional fees incurred by us. The increased amounts spent on geological consulting represent amounts spent by us for the work completed by Arrakis on both the Columbus and Red Mountain Projects. The additional professional fees incurred by us relate primarily to legal fees associated with our acquisition of Nano’s rights to the Columbus and Red Mountain Projects.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Ireland Claim, the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$3,945,165	$11,633	33,814.0%
Current Liabilities	(44,837)	(71,061)	(36.9)%
Working Capital (Deficit)	$3,900,328	$(59,428)	6,663.1%

Cash Flows
	Six Months Ended June 30
	2007	2006
Net Cash Used In Operating Activities	$(134,897)	$(28,640)
Net Cash From Financing Activities	4,874,479	-
Net Cash From Investing Activities	(807,000)	-
Net Increase (Decrease) In Cash During Period	$3,932,582	$(28,640)

As at June 30, 2007 we had a working capital surplus of $3,900,328 as compared to a working capital deficit of $59,428 as at our year ended December 31, 2006. This is primarily a result of the fact that we completed the first tranche of our Foreign and U.S. Offerings during the second quarter.

On April 24, 2007, our Board of Directors approved the Foreign Offering and the U.S. Offering. As of the date of filing of this Quarterly Report, we had completed the sale of a collective total of 11,378,000 units under the Foreign and US Offerings, for total proceeds, less commissions, of $7,234,424.80.

Although this amount is sufficient to meet our anticipated costs for our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing.

There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. We currently have an additional 4,834,000 units available for sale under the Foreign Offering and an additional 3,788,000 units available for sale under the US Offering, for total potential proceeds, not including commissions, of $5,604,300. There are no assurances that we will be able to complete the sale of the remaining units offered or that we will able to obtain financing from alternative sources on terms acceptable to us. If we are not able to obtain additional financing when needed, we will be unable to complete our current plan of operation.

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

RISKS AND UNCERTAINTIES

Although we intend to implement a pilot production module for the Columbus Project, there is no assurance that this project is commercially feasible.

We intend to begin our pilot production operations on the Columbus Project in the fourth quarter of 2007. This pilot production module is designed to evaluate the economic feasibility of the Columbus Project. We can not provide any assurances that the Columbus Project will turn out to be commercially viable.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs on the Ireland Claim and the Columbus and Red Mountain Projects.

Although we have obtained sufficient proceeds from our Foreign and US Offerings to meet the anticipated costs of our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. We currently have an additional 4,834,000 units available for sale under the Foreign Offering and an additional 3,788,000 units available for sale under the US Offering, for total potential proceeds, not including commissions, of $5,604,300. However, there is no assurance that we will be able to complete the sale of all of the securities being offered. Even if we complete the sale of all of the securities offered under the Foreign and US Offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

If we complete additional financings through the sale of shares of our common stock, our existing stockholders will experience dilution.

The most likely source of future financing presently available to us is through the issuance of our common stock. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated. In addition, we will be required to issue a significant number of shares of our common stock in order to complete the acquisition of the Columbus and Red Mountain Projects. If our management decides to exercise the right to acquire a 100% interest in those projects, we will be required to issue significantly more shares of our common stock. Issuing shares of our common stock, for financing purposes or otherwise, will dilute the interests of our existing stockholders.

In order to maintain our rights to the Ireland Claim, Columbus Project and Red Mountain Project, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on those properties.

In order to maintain our rights to the Ireland Claim, Columbus Project and Red Mountain Project, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Ireland Claim, Columbus Project and Red Mountain Project. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the Ireland Claim, Columbus Project and Red Mountain Project to lapse.

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

Certain work to be performed on our mineral projects may require us to apply for permits from federal, state or local regulatory bodies.

If our applications for permits from the relevant regulatory bodies are denied, we may not be able to proceed with our exploration and development programs as disclosed above, which could have a negative affect on our business.

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

On June 20, 2007, we completed the first tranche of the Foreign Offering and the U.S. Offering. On June 20, 2007 we issued 2,016,000 Units under the Foreign Offering to “non-U.S. Persons” as contemplated under Regulation S of the Securities Act. Also on June 20, 2007, we issued a further 2,250,000 Units under the U.S. Offering to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. These share issuances do not include any Units sold under the Agency Agreement described above.

On July 20, 2007, we completed the second tranche of the Foreign Offering and the U.S. Offering. On July 20, 2007, we issued 3,150,000 Units under the Foreign Offering to non-US persons as contemplated under Regulation S of the Securities Act. Also on July 20, 2007, we issued a further 3,962,000 Units under the U.S. Offering to “accredited investors” as defined under Rule 506 of Regulation D of the Securities Act. We paid a commission of $161,752.20 to S&P Investors Inc. in connection with the sale of 3,550,000 Units under the U.S. Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(3)
3.3	Certificate of Change – 4-for-1 Stock Split.(5)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan. (4)
10.2	Non-Qualified Stock Option Agreement dated effective as of March 28, 2007, between the Company and Lorrie Ann Archibald. (4)
10.3	Assignment Agreement dated for reference as of March 29, 2007, among Nano Minerals Corp., Ireland Inc. and Lorrie Archibald. (4)
10.4	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Douglas D.G. Birnie. (4)
10.5	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Robert D. McDougal. (4)
10.6	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc. (6)
10.7	Amendment Agreement to Assignment Agreement among Nanominerals Corp., Ireland Inc. and Lorrie Archibald, dated for reference as of August 8, 2007. (7)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Location for the Ireland Claim.(2)
99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(2)
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on October 21, 2005.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Dated: August 20, 2007
	By:	/s/ Douglas D.G. Birnie

Douglas D.G. Birnie
President, Chief Executive Officer and
Secretary
(Principal Executive Officer)

Dated: August 20, 2007
	By:	/s/ Robert D. McDougal

Robert D. McDougal
Chief Financial Officer
(Principal Financial Officer)