Form 10QSB
period 2007-09-30
IRELAND INC.
filed 2007-11-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

N/A
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2007, the Registrant had 81,823,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006

ASSETS

Current assets
Cash	$9,387,998	$11,633
Prepaid expenses	207,700	-

Total current assets	9,595,698	11,633

Property and equipment
Furniture and fixtures	800	-
Less accumulated depreciation	(14)	-

Net property and equipment	786	-

Reclamation deposit	807,000	-
Deposits	2,200	-
Advance earn-in payment to mineral property holder	500,000	-

Total non-current assets	1,309,986	-

Total assets	$10,905,684	$11,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$54,521	$49,271
Due to related party	216,729	21,790

Total liabilities	271,250	71,061

Stockholders' equity (deficit)
Common stock, $0.001 par value; 400,000,000 shares
authorized, 81,823,500 and 36,550,000 shares,
respectively, issued and outstanding	81,824	36,550
Additional paid-in capital	12,355,114	202,200
Common stock subscribed	2,459,700	-
Accumulated deficit during exploration stage	(4,262,203)	(298,178)

Total stockholders' equity (deficit)	10,634,434	(59,428)

Total liabilities and stockholders' equity (deficit)	$10,905,684	$11,633

See Accompanying Notes to these Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	21,810	-	67,810	-	78,666
Mineral exploration and evaluation
expenses - related party	867,125	-	867,125	-	867,125
General and administrative	62,851	30,432	129,892	72,562	403,214
Depreciation	14	-	14	-	14
Discount on issue of shares	1,776,295	-	2,464,705	-	2,464,705
Mineral and property option payments	169,500	-	169,500	-	183,500
Mineral and property option payments -
reimbursed to related party	295,000	-	295,000		295,000

Total operating expenses	3,192,595	30,432	3,994,046	72,562	4,292,224

Loss from operations	(3,192,595)	(30,432)	(3,994,046)	(72,562)	(4,292,224)

Other income:
Interest income	30,021	-	30,021	-	30,021

Total other income	30,021	-	30,021	-	30,021

Net loss	(3,162,574)	(30,432)	(3,964,025)	(72,562)	(4,262,203)

Loss per common share - basic and diluted	(0.05)	(0.00)	(0.09)	(0.00)

Weighted average common shares outstanding -
Basic and diluted	62,385,783	36,550,000	45,412,828	36,550,000

See Accompanying Notes to these Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity (Deficit)

Balance, December 31, 2006	36,550,000	$36,550	$202,200	$-	$(298,178)	$(59,428)

Issuance of stock options for
3,720,000 shares of common stock
to officers and consultants	-	-	6,817	-	-	6,817

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share	2,016,000	2,016	1,308,384	-	-	1,310,400

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $34,125 commission	2,250,000	2,250	1,426,125	-	-	1,428,375

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $98,053
commission	3,962,000	3,962	2,473,285	-	-	2,477,247

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $29,575 commission	3,150,500	3,151	2,015,100	-	-	2,018,250

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share	2,000,000	2,000	1,298,000	-	-	1,300,000

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $39,358	1,895,000	1,895	1,190,498	-	-	1,192,393
commission

Issue of common stock to
Nanominerals Corp. for a deed of
assignment to the option interests
in the Columbus and the Red Mountain
projects	30,000,000	30,000	(30,000)	-	-	-

Discount on issue of shares	-	-	2,464,705	-	-	2,464,705

Common stock subscribed	-	-	-	2,459,700	-	2,459,700

Net loss September 30, 2007	-	-	-		(3,964,025)	(3,964,025)

Balance, September 30, 2007	81,823,500	$81,824	$12,355,114	$2,459,700	$(4,262,203)	$10,634,434

See Accompanying Notes to these Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the nine months ended		through
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,964,025)	$(72,562)	$(4,262,203)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	14	-	14
Discount on issue of shares	2,464,705	-	2,464,705
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	6,817	-	6,817
Changes in operating assets and liabilities:
Prepaid expenses	(207,700)	-	(207,700)
Other assets	(2,200)	-	(2,200)
Reclamation deposit	(807,000)	-	(821,000)
Advance earn-in payment to mineral property holder	(500,000)	-	(500,000)
Accounts payable and accrued liabilities	198,689	21,280	247,960

Net cash used in operating activities	(2,810,700)	(51,282)	(3,044,607)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(800)	-	(800)

Net cash used in investing activities	(800)	-	(800)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	9,927,775	-	10,166,525
Stock issuance costs	(201,110)	-	(201,110)
Proceeds from borrowings from related party	1,500	-	8,290
Proceeds from subscribed stock	2,459,700	-	2,459,700

Net cash provided by financing activities	12,187,865	-	12,433,405

NET CHANGE IN CASH	9,376,365	(51,282)	9,387,998

CASH AT BEGINNING OF PERIOD	11,633	63,242	-

CASH AT END OF PERIOD	$9,387,998	$11,960	$9,387,998
	-

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

See Accompanying Notes to these Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Ireland Inc. (the “Company”).

The interim financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006.

Description of business – The Company is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extractions and enter a development stage.

History – The Company was incorporated on February 20, 2001 under the laws of the State of Nevada under the name Merritt Ventures Corp. On December 19, 2005, the Company changed its name to Ireland Inc.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company incurred cumulative net losses of $4,262,203 from operations as of September 30, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Mineral rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration costs - Mineral exploration costs are expensed as incurred.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Asset impairment - Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Fair value of financial instruments – Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximates their fair value due to the short-term nature.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Asset retirement obligations - The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk- free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Environmental protection and reclamation costs - The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

Stock-based compensation - The Company follows the recommendations of Statement of Accounting Standards No. 123R, “Share-based Payment”, (“SFAS No. 123R”), which requires measurement of compensation cost for all stock awards on the date of grant and recognition of compensation over the service period for awards expected to vest.

New accounting pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities - - Including An Amendment Of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

Reclassification – Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation.

2.	MINERAL EXPLORATION PROPERTIES

Ireland claim - On November 30, 2004, the Company entered into a mineral property purchase agreement to acquire a 100% undivided interest in one mineral claim located in the Yellow Pine Mining District in Clark County, Nevada, known as the Ireland Claim, for a total consideration of $6,000.

The Company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral rights acquisition costs to operations during the previous financial periods.

The Columbus and Red Mountain projects - On March 29, 2007, as amended August 8, 2007, the Company entered into an Assignment Agreement with Nanominerals Corp. (NMC) a Nevada corporation, to acquire two mineral property option interests, the first located in Esmeralda County, Nevada (the “Columbus project”) and the second located in San Bernardino County, California (the “Red Mountain project”). The assignments were completed on August 14, 2007.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.	MINERAL EXPLORATION PROPERTIES (continued)

On August 14, 2007, the Company issued 30,000,000 common shares to NMC and, in return, received a deed of assignment to the option interests in the Columbus Project and to the Red Mountain Project. The Company granted a 5% net smelter returns royalty and has reimbursed $1,162,125 in documented fees and expenses to NMC.

Upon assignment of the option rights, the Company will assume the terms of the underlying agreements to earn the respective interests in both properties.

The Columbus project - On June 26, 2007, the Company paid $807,000 to the Bureau of Land Management as a bond for future reclamation work on the proposed Columbus Project. This payment was made pursuant to the underlying option agreement in anticipation of the completion of the transaction.

The Columbus project is subject to an underlying option agreement dated July 22, 2006. Under the terms of this agreement, to earn a 15% interest, the Company is required to pay $24,000 per month until December 31, 2007 and spend $2,500,000 on qualifying expenses by December 31, 2007.

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

The Red Mountain project - The Red Mountain project is subject to an underlying option agreement dated March 15, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

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

Advance earn-in payment to mineral property holder -On July 20, 2007, the Company advanced $500,000 to the owners of the Columbus project. Upon completion of the option transaction, the owners of the Columbus project will apply these funds toward qualifying earn-in expenses of the project.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

3.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007, the Company’s stockholders’ activities consisted of the following:

a)

On September 14, 2007, the Company completed the third tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 1,895,000 units at a price of $0.65 per unit were issued under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions totaling $39,358 in connection with the sale of 865,000 units to non-US persons under the foreign private placement offering. Also on September 14, 2007, the Company issued 2,000,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company recorded a discount of $628,541 to reflect the difference between the offering price and the market price of the US and foreign offerings.

b)

On July 20, 2007, the Company completed the second tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 3,150,500 units were issued at a price of $0.65 per unit under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions of $29,575 in connection with the sale of 650,000 units under the foreign offering. Also on July 20, 2007, the Company issued 3,962,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions of $98,053 in connection with the sale of 2,155,000 units under the US offering. The Company recorded a discount of $1,147,754 to reflect the difference between the offering price and the market price of the US and foreign offerings.

c)

On June 20, 2007, the Company completed the first tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 2,016,000 units were issued at a price of $0.65 per units under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. Also on June 20, 2007, the Company issued 2,250,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions of $34,125 to S&P Investors Inc. (S&P) in connection with the sale of 750,000 units under the US offering. The commission was paid pursuant to the Company’s agency agreement with S&P. The Company recorded a discount of $688,410 to reflect the difference between the offering price and the market price of the US and foreign offerings.

d)

On April 25, 2007, the Company effected a forward stock split on the basis of four new common shares for the cancellation of one old common share. Authorized capital was increased from 100,000,000 common shares, par value $0.001 each, to 400,000,000 common shares, par value $0.001 each. All authorized and issued shares have been retroactively adjusted.

e)

On April 24, 2007, the Company approved a US private placement offering pursuant to Rule 506 of Regulation D of the Securities Act of up to 10,000,000 units at a price of $0.65 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock for a period of 12 months at a price of $1.00 per share. On September 20, 2007, the Company amended the terms of the warrants issued under the US and foreign private placements by extending the terms of the warrants to two years from the date the units were issued.

Also effective on April 24, 2007, the Company approved a foreign private placement offering of up to 10,000,000 units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. The units are identical to those offered to US investors.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.	OPTION PLAN

On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants.

During the nine months ended September 30, 2007, the Company granted stock options as follows:

a)

On March 30, 2007, the Company granted incentive stock options for the purchase of 3,700,000 shares of common stock at $0.05 per share. The options were granted to two officers and two consultants, are fully vested and expire on March 30, 2009.

b)

On March 28, 2007, the Company granted incentive stock options for the purchase of 20,000 shares of common stock at $0.05 per share. The options were granted to an officer, are fully vested and expire on March 28, 2009.

Compensation expense for the three months and nine months ended September 30, 2007 related to granting of stock options were $0 and $6,817, respectively.

Stock options – During the nine months ended September 30, 2007, the Company granted stock options to officers and consultants totaling 3,720,000 with a weighted average exercise price of $0.05 per share. As of September 30, 2007 stock options outstanding totaled 3,720,000 with a weighted average exercise price of $0.05 per share.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2007:

	Number of	Weighted
	Shares	Average
Exercise Price
Balance, December 31, 2006	--	$--
Options granted and assumed	3,720,000	0.05
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, September 30, 2007	3,720,000	$0.05

The Company estimates the fair value of these options granted by using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Dividend yield	-	-
Expected volatility	120.24%	-
Risk-free interest rate	4.05%	-
Expected life (years)	2	-

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $6,817 as of September 30, 2007.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.	OPTION PLAN (continued)

The following table summarizes information about options granted during the nine months ended September 30, 2007:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2007	On Grant Date	Price	Price	Value
3, 720,000	Equals	$ 0.05	$0.05 to $0.05	$ 0.0018
--	Exceeds	$ --	$ -- to $ --	$ --
--	Less Than	$ --	$ -- to $ --	$ --

3,720,000	Equals	$ 0.05	$0.05 to $0.05	$ 0.0018

Stock options/warrants – During the nine months ended September 30, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 7,636,750 with a exercise price of $1.00 per share.

The fair value of the warrants issued in connection with the unit offerings approved April 24, 2007 amounted to $1,319,192 and was calculated using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Dividend yield	-	-
Expected volatility	56.13%	-
Risk-free interest rate	4.84%	-
Expected life (years)	2	-

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2007:

	Number of	Weighted
	Shares	Average
Exercise Price
Balance, December 31, 2006	--	$--
Options/warrants granted and assumed	11,356,750	0.69
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	--	--

Balance, September 30, 2007	11,356,750	$0.69

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

5.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The provision for income taxes consisted of the following at September 30, 2007 and December 31, 2007,

	September 30,	December 31,
	2007	2006

Income tax benefit at 34%	$(1,347,769)	$--
Non-deductible and other	838,000	--
Change in valuation allowance	509,769	--

Provision for income taxes	$--	$--

Significant components of the Company’s net deferred income tax assets at September 30, 2007 and December 30, 2006 were as follows:

	September 30,	December 31,
	2007	2006

Net 0perating loss carry forward	$507,451	$--
Option compensation	2,318	--

Deferred income tax asset	509,769	--
Valuation allowance	(509,769)	--

	$--	$--

A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2007 and December 31, 2006.

The Company had cumulative net operating losses of approximately $1,492,503 as of September 30, 2007 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring in 2027.

6.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada under a one year lease term effective September 1, 2007 for $2,200 per month.

Rental expense, resulting from this operating lease agreement, approximates $2,200 for the nine months ended September 30, 2007.

7.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with two financial institutions. Cash accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

8.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, the Company utilized the services of NMC to provide technical and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2007, the Company incurred total fees and reimbursements of expenses to NMC of $540,000 and $622,125, respectively. At September 30, 2007, the Company had an outstanding balance due to NMC of $193,439.

9.	SUBSEQUENT EVENTS

On October 19, 2007, the Company completed the fourth tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 1,126,500 units at a price of $0.65 per unit were issued under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. Also on October 19, 2007, the Company issued 3,600,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. Both the US offering and the foreign offering have now been closed by the Company. Cash proceeds of $2,459,700 from the issue of shares were received prior to September 30, 2007 and were reported as subscribed common stock.

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

Recent Corporate Developments

The following significant corporate developments have occurred since June 30, 2007, the end of our last fiscal quarter:

1.

On July 20, 2007, we completed the second tranches of the foreign private placement offering (the “Foreign Offering”) and the US private placement offering (the “U.S. Offering”) announced by us on April 25, 2007. We issued a total of 3,150,500 units (each a “Unit”) at a price of $0.65 per Unit to non-US persons as contemplated under Regulation S of the Securities Act of 1933 (the “Securities Act”) under the Foreign Offering and issued a total of 3,962,000 Units, also at a price of $0.65 per Unit, to certain accredited investors under Rule 506 of Regulation D of the Securities Act under the U.S. Offering.

Each Unit issued under the Foreign Offering and the U.S. Offering consists of one (1) share of our common stock and one-half of one (1/2) share purchase warrant. Each full share purchase warrant (a “Warrant”) issued above entitled the subscriber to purchase one (1) additional share of our common stock at a price of $1.00 per share for a period of two (2) years from the date the Units were issued. We may accelerate the expiry date for the Warrants after one year from the date of issuance if our common stock trades at a weighted average price over $3.50 for twenty (20) consecutive trading days. If we choose to exercise this option, the accelerated expiry date will be thirty (30) days after we send out notices of the acceleration.

We agreed to pay an aggregate of $29,575 in commissions and issue an aggregate of 19,500 agent’s warrants (“Agent’s Warrants”) in connection with the sale of 650,000 Units under the Foreign Offering. We also agreed to pay an aggregate of $98,053 in commissions and issue an aggregate of 64,650 Agent’s Warrants in connection with the sale of 2,155,000 Units under the U.S. Offering. The Agent’s Warrants will be issued on the same terms and conditions as the Warrants issued under the Foreign Offering and the U. S. Offering.

2.

On August 14, 2007, we completed the acquisition of rights to certain mineral properties located in Esmeralda County, Nevada (the “Columbus Project”) and San Bernardino, California (the “Red Mountain Project”) from Nanominerals Corp. (“Nano”). We acquired these rights pursuant to the terms of our assignment agreement with Nano and Lorrie Archibald, dated as of March 29, 2007 and as amended on August 8, 2007. A description of our rights to the Columbus and Red Mountain Projects is provided below. A detailed description of the Columbus and Red Mountain Projects themselves may be found in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007 and filed with the SEC on August 20, 2007.

3.

On September 14, 2007, we completed the third tranches of the Foreign Offering and the U. S. Offering. We issued a total of 1,895,000 Units under the Foreign Offering to non-US persons as contemplated under Regulation S of the Securities Act. We issued a total of 2,000,000 Units under the U.S. Offering to accredited investors as defined in Rule 506 of Regulation D of the Securities Act. We paid commissions totalling $39,357.50 and agreed to issue 25,950 Agent’s Warrants in connection with the sale of Units under the Foreign Offering. We did not pay any commissions on the Units sold under the U.S. Offering.

4.

On October 6, 2007, we received notice that Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”) had resigned as our auditors. Telford Sadovnick stated that their resignation was due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board (“PCAOB”) and were no longer able to audit US issuers.

5.

On October 15, 2007, our Board of Directors appointed Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation as our new independent registered public accounting firm following the resignation of Telford Sadovnick, P.L.L.C.

6.

On October 19, 2007, we completed the fourth tranches of the Foreign Offering and the U. S. Offering. We issued a total of 1,126,500 Units under the Foreign Offering to non-US persons as contemplated under Regulation S of the Securities Act. We agreed to pay an aggregate of $37,993 in commissions and issue and aggregate of 25,050 Agent’s Warrants in connection with the sale of 835,000 of the Units sold. We also issued a total of 3,600,000 Units under the U.S. Offering to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act. We agreed to pay $4,550 in commissions and to issue an aggregate of 3,000 Agent’s Warrants in connection with the sale of 100,000 of the Units sold.

To date, the total number of Units issued under the Foreign Offering and the U.S. Offering is now 8,188,000 Units and 11,812,000 Units, respectively. This represents an over allotment of 1,812,000 Units from the total number of Units originally approved by our Board of Directors for the U.S. Offering. To account for the over allotment, we decreased the number of Units available under the Foreign Offering by an equal number of Units. The aggregate number of Units sold by us under both the U.S. Offering and the Foreign Offering was 20,000,000 Units, for total gross proceeds of $13,000,000. We have agreed to pay an aggregate of $243,653 in cash commissions and issue an aggregate of 160,650 Agent’s Warrants in connection with the sale of 5,355,000 Units under the U.S. Offering and the Foreign Offering, collectively. Both the U.S. Offering and the Foreign Offering have now been closed.

Acquisition of Rights to the Columbus and Red Mountain Projects

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

(d)	agreed to reimburse Nano for any of its properly documented expenditures on the Columbus and Red Mountain Projects. The total amount reimbursed to Nano for these expenditures was $1,162,125.

In addition, at Nano’s request we have forwarded to Columbus S.M. LLC (“CSM”) a total of $1,355,000 in respect of the Columbus Option Agreement.

As a result of the assignments, we now hold the following option rights:

(a)	an option to acquire up to a 15% interest in the Columbus Project;

(b)	an option to acquire 100% of the Columbus Project by way of merger with the owners of the Columbus Project, CSM and Columbus Brine Inc. (“CBI”);

(c)	an option to acquire up to a 60% interest in the Red Mountain Project; and

(d)	an option to acquire 100% of the Red Mountain Project for approximately $4,000,000 in cash and stock.

The Columbus Project Option

The Columbus Project is a potential gold, silver and calcium carbonate project consisting of 133 mineral claims covering approximately 19,300 acres located in Esmeralda County, Nevada. Title to the mineral claims making up the Columbus Project are held by CSM. As of August 14, 2007, we have assumed all of Nano’s obligations under their option agreement (the “Columbus Option Agreement”) with CSM and CBI. Under the terms of this agreement, in order to maintain and exercise our option, we are required to do the following:

(a)	pay $10,000 per month to CSM until December 31, 2007, in order to maintain our option rights;

(b)	spend a total of $500,000 on examining, testing, exploring or developing the Columbus Project by December 31, 2006 (the “CP Phase 1 Expenditures”) (which has already been spent);

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

warrants to acquire one additional share of our common stock for every four shares issued under (a), at an exercise price per share equal to 125% of the share price used to determine the number of shares to be issued under (a), for a period of two years.

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

As of the date of this Quarterly Report, we and Nano have collectively spent approximately $2,522,658 on the Columbus Project, with the result that we have now earned an 12.6% undivided ownership in the Columbus Project.

The Red Mountain Project Option

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

As of August 14, 2007, we assumed all of Nano’s obligations under their option agreement (the “Red Mountain Option Agreement”) with RMM. Under the terms of the Red Mountain Option Agreement, in order to maintain and exercise our option, we are required to do the following:

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

As of the date of this Quarterly Report, we have spent $137,777 on the Red Mountain Project, meaning, we now have a 6.9% undivided ownership interest in the project.

PLAN OF OPERATION

During the next twelve months we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project. Although we intend to retain the Ireland Claim, our management has deprioritized our exploration program for the Ireland Claim based on the progress and potential of the Columbus and Red Mountain Projects. As a result, our exploration program for the Ireland Claim is expected to be delayed.

The Columbus Project

Our exploration and development program for the Columbus Project currently consists of the following:

1.

Upgrade Project Facility: We plan to upgrade the existing mill facilities located on the Columbus Project site. The current facilities located on the site are not sufficient to implement our pilot production operation. As a result, we will need to upgrade these facilities by bringing in the necessary equipment and other infrastructure required to implement our pilot operations. Construction on these upgrades has now commenced. We hope to complete the first stage of upgrading the existing project facilities by the end of 2007.

2.

Pilot Production Module: We plan to implement a pilot production module on the Columbus Project in order to evaluate the economic feasibility of the project. The production model for the Columbus Project is anticipated to be a low grade, low cost, high volume mining operation.

We have obtained a production permit from the Bureau of Land Management (“BLM”). The production permit allows us to commence calcium carbonate production and precious mineral extraction on the 270 acre mine site and 60 acre mill sites located at the Columbus Project at a mine rate of 78,000 tons per year. In addition, the Production Permit allows us to use 50 acres of the Columbus Project for road access.

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

3.

Drilling Exploration Program: We plan to commence a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability. We anticipate filing the required permit applications in the fourth quarter of 2007. If we receive the necessary approvals from the BLM, of which there are no assurances, we expect to commence drilling by the end of the first quarter of 2008. We anticipate that our drilling program will take up to two years to complete.

We anticipate spending approximately $4,134,847 on the above exploration and development program for the Columbus Project during the next nine months. We anticipate spending more than $2,500,000 by December 31, 2007, meaning that we expect to be able to fully exercise our option for a 15% undivided interest in the Columbus Project. If the results of our pilot production operation and drilling exploration program is successful, we will likely exercise our right to acquire a 100% undivided interest in the Columbus Project by exercising the CP Merger Rights under the Columbus Option Agreement.

The Red Mountain Project

Our exploration and development program for the Red Mountain Project currently consists of the following:

1.	Comprehensive Project Report: We are currently compiling our comprehensive Project Report for the Red Mountain Project. We hope to complete the Project Report by the end of the fourth quarter of 2007.

2.

Drilling Program: We are planning to initiate our drilling program in the fourth quarter of 2007. We hope to submit our initial drill permit application by the end of December of 2007. The drill locations will be determined by further analysis of the project data, which is currently underway.

We anticipate that we will spend approximately $1,496,000 on our exploration program for the Red Mountain Project during the next nine months.

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

Our exploration program for the Ireland Claim has been deprioritized by our management based on the progress and potential of our Columbus and Red Mountain Projects. As a result, our exploration program for the Ireland Claim is expected to be delayed. Once Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding.

Cash Requirements

Our estimated expenses for the next nine months are as follows:

Columbus Project
• Property Acquisition and Maintenance Costs and Permits	$222,000
• Drilling Exploration Program and Obtaining Reserve Estimates	$985,000
• Plant Facility Upgrades	$1,891,722
• Plant Operation	$305,000
• Administration & Overhead	$90,000
$3,493,722
• Contingency (@ 15%)	$641,125
$4,134,847
Red Mountain Project – Phase I

• Property Acquisition and Maintenance Costs	$52,000
• Permitting Costs	$100,000
• Drilling Exploration Program	$1,020,000
• Project Report	$75,000
• Administration & Overhead	$40,000
$1,287,500
• Contingency (@ 15%)	$208,500
$1,496,500
Ireland Claim
• VLF Electromagnetic Survey	$5,500
$5,500
TOTAL	$5,636,347

As of our nine months ended September 30, 2007, we had cash in the amount of approximately $9,387,998 and a working capital surplus of $9,324,448. Although this amount is sufficient to meet our anticipated costs for our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a

Expenses	(3,192,595)	(30,432)	10,390.9%	(3,994,046)	(72,562)	5,404.3%

Interest Income	30,021	-	n/a	30,021	-	n/a

Net Loss	$(3,162,574)	$(30,432)	10,292.3%	$(3,964,025)	$(72,562)	5,362.9%

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

Expenses

The major components of our expenses are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Mineral exploration and evaluation expenses	$21,810	-	n/a	$67,810	-	n/a
Mineral exploration and evaluation expenses – related party	867,125	-	n/a	867,125	-	n/a
General and administrative	62,851	30,432	106.5%	129,892	72,562	79.0%

Depreciation	14	-	n/a	14	-	n/a

Discount on issue of shares	1,776,295	-	n/a	2,464,705	-	n/a

Mineral and property option payments	169,500	-	n/a	169,500	-	n/a
Mineral and property option payments – reimbursed to related party	295,000	-	n/a	295,000	-	n/a
Total Expenses	$3,192,595	$30,432	10,390.9%	$3,994,046	$72,562	5,362.9%

The increase in our total expenses for the nine months ended September 30, 2007 was primarily due to (i) amounts recorded in respect of the discount on the offering price from the market price of the shares offered under the U.S. Offering and the Foreign Offering; and (ii) increases in the amounts spent on mineral exploration and evaluation expenses. The increases on the amounts spent on mineral exploration and evaluation represents amounts spent on the Columbus and Red Mountain Projects. “Mineral exploration and evaluation expenses – related party” and “mineral and property option payments – reimbursed to related party” represent amounts reimbursed to Nano in connection with the Columbus and Red Mountain Projects. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses incurred by us during the period.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project, the Red Mountain Project, and the Ireland Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$9,595,698	$11,633	82,386.9%
Current Liabilities	(271,250)	(71,061)	281.7%
Working Capital (Deficit)	$9,324,448	$(59,428)	15,790.3%

Cash Flows
	Nine Months Ended September 30
	2007	2006
Net Cash Used In Operating Activities	$(2,810,700)	$(51,282)
Net Cash Used In Investing Activities	(800)	-
Net Cash From Financing Activities	12,187,865	-
Net Increase (Decrease) In Cash During Period	$9,376,365	$(51,282)

As at September 30, 2007 we had a working capital surplus of $9,324,448 as compared to a working capital deficit of $59,428 as at our year ended December 31, 2006. This is primarily a result of the fact that we completed the first, second and third tranches of our Foreign and U.S. Offerings during the nine months ended September 30, 2007.

On April 24, 2007, our Board of Directors approved the Foreign Offering and the U.S. Offering. As of the date of filing of this Quarterly Report, we had completed the sale of a collective total of 20,000,000 units under the Foreign and US Offerings, for total proceeds, less commissions, of $12,756,347. The Foreign and US Offerings have now been closed.

Although this amount is sufficient to meet our anticipated costs for our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. There are no assurances that we will able to obtain financing from alternative sources on terms acceptable to us. If we are not able to obtain additional financing when needed, we will be unable to complete our current plan of operation.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2007, we completed the third tranche of the Foreign Offering and the U.S. Offering. We issued 1,895,000 Units under the Foreign Offering to non-US persons as contemplated under Regulation S of the Securities Act. We issued 2,000,000 Units under the U.S. Offering to accredited investors as defined in Rule 506 of Regulation D of the Securities Act.

On October 19, 2007, we completed the fourth tranche of the Foreign Offering and the U.S. Offering. We issued 1,126,500 Units under the Foreign Offering to non-US persons as contemplated under Regulation S of the Securities Act. We issued 3,600,000 Units to accredited investors pursuant to Regulation D of the Securities Act.

To date, the total number of Units issued under the U.S. Offering is now 11,812,000 Units. This represents an over allotment of 1,812,000 Units from the total number of Units originally approved by our Board of Directors for the U.S. Offering. To account for the over allotment of 1,812,000 Units under the U.S. Offering, we decreased the number of Units available under the Foreign Offering by an equal number of Units. The aggregate number of Units sold by us under both the U.S. Offering and the Foreign Offering was 20,000,000 Units, for total gross proceeds of $13,000,000. We have agreed to pay an aggregate of $243,653 in cash commissions and issue an aggregate of 160,650 Agent’s Warrants in connection with the sale of 5,355,000 Units under the U.S. Offering and the Foreign Offering, collectively. Both the U.S. Offering and the Foreign Offering have now been closed by the Company.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(3)

3.3	Certificate of Change – 4-for-1 Stock Split.(5)

3.4	Bylaws.(1)

10.1	2007 Stock Incentive Plan.(4)

10.2	Non-Qualified Stock Option Agreement dated effective as of March 28, 2007, between the Company and Lorrie Ann Archibald.(4)

10.3	Assignment Agreement dated for reference as of March 29, 2007, among Nano Minerals Corp., Ireland Inc. and Lorrie Archibald.(4)

10.4	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Douglas D.G. Birnie.(4)

10.5	Non-Qualified Stock Option Agreement dated effective as of March 30, 2007 between the Company and Robert D. McDougal.(4)

10.6	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(6)

10.7	Amendment Agreement to Assignment Agreement among Nanominerals Corp., Ireland Inc. and Lorrie Archibald, dated for reference as of August 8, 2007.(7)

10.8	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(8)

10.9	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(8)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Location for the Ireland Claim.(2)

99.2	Report on the Ireland Property by W.G. Timmins, P.Eng, dated February 1, 2005.(2)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on October 21, 2005.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Dated: November 13, 2007
	By:	/s/ Douglas D.G. Birnie

DOUGLAS D.G. BIRNIE
President, Chief Executive Officer and
Secretary
(Principal Executive Officer)

Dated: November 13, 2007
	By:	/s/ Robert D. McDougal

ROBERT D. MCDOUGAL
Chief Financial Officer
(Principal Financial Officer)