Form 10-K
period 2007-12-31
IRELAND INC.
filed 2008-03-31
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50033

IRELAND INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2147049
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2441 West Horizon Ridge Parkway, Suite 100
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(702) 932-0353

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $42,467,800 based on a price of $2.05, being the average bid and asked price for the registrant’s common stock as quoted on the OTC Bulletin Board on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2008, the registrant had 97,010,087 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and Form 10-Q and our current reports on Form 8-K.

As used in this Annual Report, the terms "we,” "us,” "our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                BUSINESS.

OVERVIEW

We were incorporated on February 20, 2001 under the laws of the State of Nevada under the name “Merritt Ventures Corp.” On December 19, 2005, we changed our name to “Ireland Inc.” On April 25, 2007, we effected a 4-for-1 stock split of our common stock. As a result, our authorized capital was increased from 100,000,000 shares of common stock, par value $0.001 per share, to 400,000,000 shares of common stock, par value $0.001 per share. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

On February 20, 2008, we completed the acquisition of Columbus Brine Inc. (“CBI”). The acquisition of CBI was completed pursuant to the Agreement and Plan of Merger entered into by us, CBI Acquisition, Inc., our wholly owned subsidiary incorporated for the sole purpose of completing the acquisition, (“Ireland Sub”), CBI, and CBI’s directors and officers, John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr. (collectively referred to as the “CBI Principals”) on December 14, 2007, and as amended on January 31, 2008 (the Agreement and Plan of Merger, as amended, is referred to as the “Merger Agreement”). The acquisition of CBI was completed by merging CBI into and with Ireland Sub, with Ireland Sub continuing as the surviving entity. In order to complete the acquisition, we issued to the former shareholders of CBI an aggregate of 10,440,087 shares of our common stock and an aggregate of 5,220,059 share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.39 per share until February 19, 2013. We may accelerate the expiration date of the share purchase warrants after August 19, 2010 if the average price of our common stock over any 20 consecutive trading days is greater than or equal to 150% of the exercise price. The share purchase warrants provide the holder with a cashless exercise right.

As a result of our acquisition of CBI, we now hold a 100% interest in a mineral project located in Esmeralda County, Nevada that we call the “Columbus Project.” In addition to the Columbus Project, we have an interest in a mineral project located in San Bernardino County and Kern County, California that we refer to as the Red Mountain Project. In addition, we own a 100% interest in a mineral claim located in Clark County, Nevada that we refer to as the Ireland Claim. A description of the Columbus Project, the Red Mountain Project and the Ireland Claim is set out below under the heading “Item 2 – Properties.”

RECENT CORPORATE DEVELOPMENTS

We have experienced the following corporate developments since our quarter ended September 30, 2007:

1.	On October 6, 2007, we received notice that Telford Sadovnick, P.L.L.C. had resigned as our auditors. Telford Sadovnick stated that their resignation was due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board (“PCAOB”) and were no longer able to audit US issuers.

2.

On October 15, 2007, our Board of Directors appointed Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation as our new independent registered public accounting firm following the resignation of Telford Sadovnick, P.L.L.C.

3.

On October 19, 2007, we completed the fourth tranche for each of the foreign private placement offering (the “Foreign Offering”) and the U.S. private placement offering (the “U.S. Offering”) announced by us on April 25, 2007. We issued a total of 1,126,500 units (each a “Unit”) under the Foreign Offering to non- US persons as contemplated under Regulation S of the Securities Act of 1933 (the “Securities Act”) at a price of $0.65 per Unit for total gross proceeds of $732,225. We agreed to pay an aggregate of $37,993 in commissions and issue an aggregate of 25,050 Agent’s Warrants in connection with the sale of 835,000 of the Units sold in the fourth tranche of the Foreign Offering. We issued a total of 3,600,000 Units under the U.S. Offering to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act also at a price of $0.65 per Unit for total gross proceeds of $2,340,000. We agreed to pay $4,550 in commissions and to issue an aggregate of 3,000 Agent’s Warrants in connection with the sale of 100,000 of the Units sold. A description of the Foreign Offering and the U.S. Offering is provided at “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities: Recent Sales of Unregistered Securities.”

4.

On November 5, 2007, we entered into an agreement (the “Consulting Agreement”) with RJ Falkner & Company, Inc. (“RJ Falkner”) whereby RJ Falkner agreed to provide us with various investor relations services for a nine month period ending on August 15, 2008. In consideration of these services, we agreed to pay a retainer fee of $3,000 per month to RJ Falkner and to grant R. Jerry Falkner an option to purchase 100,000 shares of our common stock at a price of $1.75. Unless we provide RJ Falkner with notice of our intent to cancel the Consulting Agreement by August 15, 2008, RJ Falkner will continue to act on a month-to-month basis until either party provides 60 days written notice of their intent to terminate the Consulting Agreement. In accordance with the terms of the Consulting Agreement, we granted an option to R. Jerry Falkner to purchase 100,000 shares of our common stock. The option granted is exercisable at a price of $1.75 per share and expires on August 15, 2017.

5.

Effective December 14, 2007, we increased the size of our Board of Directors from one director to three directors and appointed Robert D. McDougal and Michael A. Steele to fill the vacancies created by the increase. Mr. McDougal has been acting as the Company’s Chief Financial Officer since March 30, 2007.

6.	On February 20, 2008, we completed the acquisition of CBI. See “Overview” above.

7.	Also on February 20, 2008, in connection with the acquisition of CBI, the size of our Board of Directors was increased to four and Lawrence E. Chizmar, Jr. was appointed to our Board of Directors.

COMPETITION

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for the acquisition of new mineral properties, the services of contractors, equipment and financing. Many of the mineral resource exploration and development companies with whom we compete may have greater access to a limited supply of qualified technical personnel and contractors and to specialized equipment needed in the exploration, development and operation of mineral properties. This could have an adverse effect on our ability to explore and develop our properties in a timely manner. In addition, because many of our competitors are more established and have a longer operating history than us, they may have greater access to promising mineral properties.

In addition, many of our competitors have greater financial resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This may make our competitors more attractive to potential investors and could adversely impact our ability to obtain additional financing if and when needed.

GOVERNMENT REGULATIONS

The mining industry in the United States is highly regulated. We intend to secure all necessary permits for the exploration of the Columbus Project, the Red Mountain Project and Ireland Claim and, if development is warranted on the properties, will file final plans of operation prior to starting any mining operations. The consulting geologists that we hire are experienced in conducting mineral exploration activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that our consulting geologists will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on the Columbus Project, the Red Mountain Project and the Ireland Claim. We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed mining activities cannot be determined until we complete our exploration program.

If we enter into the development or production stages of any mineral deposits found on the Columbus Project, the Red Mountain Project and the Ireland Claim, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any mineral deposit development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;
-	Dust generation will have to be minimal or otherwise re-mediated;
-	Dumping of material on the surface will have to be re-contoured and re-vegetated;
-	An assessment of all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;
-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and,
-	There will have to be an impact report of the work on the local fauna and flora.

EMPLOYEES

As of the date of this Annual Report on Form 10-K, other than our officers and directors, we have one full-time employee. We do not have any part-time employees.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.             RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation

Although we intend to implement a pilot production module for the Columbus Project, there is no assurance that this project is commercially feasible.

We intend to begin our pilot production operations on the Columbus Project in 2008. This pilot production module is designed to evaluate the economic feasibility of the Columbus Project. However, we have not yet established any probable or proven reserves and our activities continue to be exploratory in nature. We can not provide any assurances that the Columbus Project will turn out to be commercially viable.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs for our mineral projects.

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

Our ability to obtain additional financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we complete additional financings through the sale of shares of our common stock, our existing stockholders will experience dilution.

The most likely source of future financing presently available to us is through the issuance of our common stock. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated. In addition, if our management decides to exercise the right to acquire a 100% interest in the Red Mountain Project, we will be required to issue significantly more shares of our common stock. Issuing shares of our common stock, for financing purposes or otherwise, will dilute the interests of our existing stockholders.

In order to maintain our rights to the Columbus Project, Red Mountain Project and Ireland Claim, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on those properties.

In order to maintain our rights to the Columbus Project, Red Mountain Project and Ireland Claim, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Columbus Project, Red Mountain Project and Ireland Claim. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the Columbus Project, Red Mountain Project and Ireland Claim to lapse.

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

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or silver on our mineral claims. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us in the upcoming exploration of our mineral projects may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. An inability to hire key personnel when needed could have a significant negative effect on our business.

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

The market for our common stock is limited and investors may have difficulty selling their stock.

Our shares are currently traded on the over the counter market, with quotations entered for our common stock on the OTC Bulleting Board under the symbol “IRLD.” However, the volume of trading in our common stock is currently very limited. As a result, holders of our common stock may have difficulty selling their shares.

Because our common stock is a penny stock, stockholders may be further limited in their ability to sell their shares.

Our shares constitute a penny stock under the Securities Exchange Act of 1934 (the “Exchange Act”) and are expected to remain classified as a penny stock for the foreseeable future. Classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-2 through 15g-9 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

No Assurance That Forward Looking Assessments Will Be Realized.

Our ability to accomplish our objectives and whether or not we are financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management’s control. The assumptions and hypothesis used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS ANNUAL REPORT ON FORM 10-K AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.                PROPERTIES.

We currently lease office space located at Suite 100, 2441 W. Horizon Ridge Parkway, Henderson, NV 89052 at a rate of $2,200 per month. The lease is for a term of one year and expires on August 31, 2008.

We currently own an interest in three mineral projects that we refer to as the Columbus Project, the Red Mountain Project and the Ireland Claim.

THE COLUMBUS PROJECT

Description of the Columbus Project

The Columbus Project is a potential gold, silver and calcium carbonate project that is currently made up of 128 mineral and millsite claims that we refer to as the “CSM Claims” and an option for an additional 147 mineral claims that we refer to as the “DDB Claims.”

Location

The mineral claims that make up the Columbus Project are located in the Columbus Salt Marsh, in Esmeralda County, Nevada, approximately 41 miles west of Tonopah, halfway between Las Vegas and Reno. The Columbus Salt Marsh is an enclosed basin and is a dry lake bed for the majority of the year. All surface drainage from the surrounding 300 square mile area flows into the Columbus Salt Marsh.

Figure 1. Location of Columbus Project

Title and Ownership Rights to the CSM Claims and the DDB Claims

The CSM Claims are wholly owned by Columbus S.M., LLC (“CSM”). CSM was a wholly owned subsidiary of CBI, and is now our wholly owned subsidiary. The DDB Claims are wholly owned by a mining syndicate known as the DDB Syndicate. Each of Douglas D.G. Birnie, our President and Chief Executive Officer, and a member of our Board of Directors, and Lawrence E. Chizmar Jr., currently a member of our Board of Directors (and a former director of CBI), is the owner of a 1/8 interest in the DDB Syndicate. The remaining members of the DDB Syndicate are made up of the former officers and directors of CBI, the brother of a former officer and director of CBI, Nanominerals Corp. (“Nanominerals”) and certain affiliates of Nanominerals. Nanominerals is a significant shareholder in our Company. The DDB Claims were located by the DDB Syndicate in February, 2007, prior to Mr. Birnie’s, Nanominerals’ or Mr. Chizmar’s involvement with Ireland.

Figure 2. Location of the CSM Claims and the DDB Claims

We acquired our interest in the CSM Claims and the DDB Claims under the terms of a letter agreement (the “Columbus Letter Agreement”) initially entered into by CBI, CSM and Nanominerals in July, 2006. In March, 2007, we entered into an assignment agreement (the “Nano Agreement”) with Nanominerals, pursuant to which Nanominerals agreed to assign to us all of its rights and interests under the Columbus Letter Agreement, and a letter agreement entered into by it with the owners of the Red Mountain Project (the “Red Mountain Letter Agreement”). On August 14, 2007, Nanominerals completed the assignment of its rights and interests under the Columbus Letter Agreement and the Red Mountain Letter Agreement to us, in consideration for which we:

(a)

issued an aggregate of 30,000,000 shares of our common stock to Nanominerals and certain business associates of Nanominerals (including 1,200,000 shares to Robert D. McDougal, our current Chief Financial Officer, Treasurer and a member of our Board of Directors);

(b)

granted Nanominerals a 5% royalty on any net smelter returns from either of the Columbus Project or the Red Mountain Project, or any other mineral projects that Nanominerals may assign or transfer to us in the future;

(c)	assumed all of Nanominerals obligations under the Columbus Letter Agreement and the Red Mountain Letter Agreement; and

(d)	agreed to reimburse Nanominerals for any properly documented expenditures made by it on either the Columbus Project or the Red Mountain Project.

In addition to the consideration paid by us, Lorrie Ann Archibald, then our Chief Executive Officer, Treasurer and sole director, and our principal shareholder, sold to Nanominerals 18,200,000 shares of our common stock, being all of the shares of our common stock owned by Ms. Archibald at that time, for an aggregate of $45,500. Mr. Birnie was appointed as our Chief Executive Officer, President and Secretary, and Mr. McDougal was appointed as our Chief Financial Officer pursuant to the terms of the Nano Agreement.

Under the terms of the Columbus Letter Agreement, we had the right to earn up to a 15% operating interest in the CSM Claims by:

(a)	paying $10,000 per month to CSM until December 31, 2007;

(b)	spending a total of $3,000,000 on examining, testing, exploring or developing the Columbus Project before December 31, 2007 (the “CP Expenditures”); and

(c)	paying $7,000 per month in consulting fees to each of John T. Arkoosh (the former President, and a former director of, CBI) and William Maghan (a former director of CBI).

By December, 2007, we had earned our 15% operating interest under the terms of the Columbus Letter Agreement. As a result of completing the acquisition of CBI on February 20, 2008, we now own 100% of the CSM Claims. See “Item 1. – Business: Overview” for a description of our acquisition of CBI.

On November 30, 2007, CBI increased the size of the Columbus Project by entering into a mining lease agreement with the DDB Syndicate (the “DDB Agreement”). The DDB Agreement provided CSM with a 5 year lease on the DDB Claims, ending on November 29, 2012, with an option to purchase the DDB Claims at anytime during the lease period. In order to maintain its lease rights, CSM must pay the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010 and 2011 respectively. Under the option rights provided under the DDB Agreement, CSM may purchase the DDB Claims by either:

(a)	paying the DDB Syndicate the purchase price of $400,000, less any rental payments made by CSM prior to exercise of the option right; or

(b)	paying the DDB Syndicate $10, plus granting the DDB Syndicate a royalty of 2% of net smelter returns on the DDB Claims.

Access and Infrastructure

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

Permits have been obtained for the production of calcium carbonate and the extraction of precious metals from an area of interest consisting of approximately 380 acres, including millsite, roads and mineable acreage.

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

Geology

The Columbus Basin is an enclosed basin that appears to be a sediment-filled collapsed caldera of a volcano or a rift basin. A caldera is a volcanic feature formed by the collapse of land following a volcanic eruption. Surveys conducted on the area indicate that there appears to be a two mile wide fault structure in the northwest section of the Columbus Basin. The subsurface of the Columbus Basin contains an ash layer approximately 150 feet thick, located at a depth of approximately 400 feet. This ash layer hosts a large brine aquifer.

Sampling Results on the Columbus Project

In August, 2006, Nanominerals commissioned Arrakis, Inc., an independent mining and metallurgical consulting engineering firm, to conduct surface sampling studies on the Columbus Project. Fifty-nine surface samples were taken by Arrakis and were processed at Arrakis’ laboratory in Englewood, Colorado. The results from these samples indicated an anomaly containing an average in-situ area wide grade of 0.078 ounces per ton (o.p.t.) of gold. Readers are cautioned that these results are from surface samples only and are not necessarily indicative of the mineralization found at depth.

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

In the fourth quarter of 2007, a drill program was conducted by Arrakis within the 320-acre permitted area of the Columbus Project. The program consisted of 18 holes drilled to a maximum of 100 feet in depth. Independent analyses of the 18 holes indicate an average gold grade as follows:

154 sample average = 0.074 opt Au
18 drill hole average = 0.070 opt Au

The drill program and sample analyses were completed under chain-of-custody (COC) parameters by Arrakis. The samples were analyzed using total acid digestion and graphite furnace atomic absorption.

Drilling was completed by using a split auger to collect 2-foot composite samples every 10 feet down each hole. Holes were drilled to a maximum depth of 100 feet, with some holes being shallower due to bedrock or drilling conditions The drill program covered the 320-acre permitted mine site with 18 drill holes in a 6-hole by 3-hole evenly spaced grid.

Composite Depth	Hole A1 (Au opt)	Hole A2 (Au opt)	Hole A3 (Au opt)	Hole A4 (Au opt)	Hole A5 (Au opt)	Hole A6 (Au opt)
10’ – 12’	0.082	0.083	0.087	0.107	0.129	0.070
20’ – 22’	0.089	0.071	0.062	0.086	0.094	0.064
30’ – 32’	0.080	0.072	0.081	0.067	0.080	0.066
40’ – 42’	0.079	0.070	0.095	0.096	0.073	0.064
50’ – 52’	0.089	0.078	0.083	0.108	0.088	0.064
60’ – 62’	0.086	0.069	0.092	0.097	0.076	0.060
70’ – 72’	0.074	0.085	0.089	0.092	0.072	0.060
80’ – 82’	0.082	0.047	0.063	0.092	0.074	0.054
90’ – 92’	0.086	0.067	0.074	0.065	0.071	0.053
100’ – 102’	0.039		0.063	0.083	0.060	0.060

Average	0.079	0.071	0.079	0.089	0.082	0.062

Composite Depth	Hole A7 (Au opt)	Hole A8 (Au opt)	Hole A9 (Au opt)	Hole A10 (Au opt)	Hole A11 (Au opt)	Hole A12 (Au opt)
10’ – 12’	0.062	0.063	0.086	0.128	0.116	0.103
20’ – 22’	0.054	0.044	0.057	0.089	0.095	0.085
30’ – 32’	0.077	0.068	0.078	0.085	0.053	0.077
40’ – 42’	0.062	0.062	0.076	0.110	0.076	0.070
50’ – 52’	0.054	0.066	0.077	0.117	0.108	0.104
60’ – 62’	0.076	0.065	0.081	0.109	0.102	0.089
70’ – 72’		0.069	0.079	0.100	0.109	0.104
80’ – 82’		0.061	0.081	0.089	0.102	0.109
90’ – 92’			0.068	0.091	0.078	0.105
100’ – 102’			0.085	0.095	0.086	0.101

Average	0.064	0.062	0.077	0.101	0.092	0.095

Composite Depth	Hole A13 (Au opt)	Hole A14 (Au opt)	Hole A15 (Au opt)	Hole A16 (Au opt)	Hole A17 (Au opt)	Hole A18 (Au opt)
10’ – 12’	0.009	0.076	0.089	0.092	0.055	0.079
20’ – 22’	0.035	0.046	0.063	0.029	0.047	0.059
30’ – 32’	0.034	0.100	0.113	0.093	0.028	0.049
40’ – 42’		0.058	0.093	0.085		0.072
50’ – 52’		0.007	0.066	0.069		0.064
60’ – 62’			0.047	0.081		0.059
70’ – 72’			0.029	0.028		0.061
80’ – 82’			0.035	0.029		0.052
90’ – 92’				0.021		0.031
100’ – 102’				0.025		0.043

Average	0.026	0.057	0.067	0.055	0.044	0.057

Based on the test results on the samples taken from the Columbus Project, Arrakis has recommended proceeding with (1) a pilot processing installation at the existing mill site located on the property; and (2) exploration drilling of an anomalous zone indicated by the samples in an effort to determine the economic viability of the project. Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation of a pilot processing facility at the Columbus Project millsite, we have not yet established any probable or proven reserves and our activities continue to be exploratory in nature. There are no assurances that we will be able to establish any commercially extractable ore reserves on the Columbus Project.

Current Exploration and Development Program for the Columbus Project

In early 2008, we completed the upgrade of the existing mill facilities located on the Columbus Project. The upgrade of the mill facilities consisted of bringing in the necessary equipment and other infrastructure required to implement our pilot operations. As a result of the upgrade, our mill facility is ready for installation of pilot production module.

Our exploration and development program for the Columbus Project currently consists of the following:

1.

Pilot Production Module: We plan to implement a pilot production module on the Columbus Project in order to evaluate the economic feasibility of the project. The pilot production module will consist of a full scale production and processing cycle that we will use to test the commercial viability of the project. If the operation of this pilot production module proves to our satisfaction that the Columbus Project is economically viable, we will seek to construct additional production modules of the mill site. The production model for the Columbus Project is anticipated to be a low grade, low cost, high volume mining operation.

We have obtained a production permit from the Bureau of Land Management (“BLM”). The production permit allows us to commence calcium carbonate production and precious mineral extraction on the 270 acre mine site and 60 acre mill sites located at the Columbus Project at a mine rate of up to 78,000 tons per year. In addition, the production permit allows us to use 50 acres of the Columbus Project for road access.

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

2.

Drilling Exploration Program: We plan to commence a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability. We have applied for the required permit applications in connection with the next phase of our drilling exploration program on the Columbus Project. If we receive the necessary approvals from the BLM, of which there are no assurances, we expect to commence drilling in the second quarter of 2008. We anticipate that our total drilling program will take up to two years to complete.

We anticipate spending approximately $4,176,975 on the above exploration and development program for the Columbus Project in 2008.

THE RED MOUNTAIN PROJECT

The Red Mountain Project is a potential gold, silver and tungsten project that consists of 60 mineral claims covering approximately 7,500 acres, all located in San Bernardino County and Kern County, California. Title to these mineral claims is currently recorded in the names of a number of individuals who, together, make up a mining syndicate known as Red Mountain Mining (“RMM”). We have been notified that some of the claims making up the Red Mountain Project may conflict with other existing mineral claims and other property rights covering the location of the project. We intend to work with RMM to in order to resolve these issues.

Description of the Red Mountain Project

Rights to the Red Mountain Project

We acquired our rights to the Red Mountain Project on August 14, 2007, pursuant to an assignment to us by Nanominerals of its rights and interests under the Red Mountain Letter Agreement between it and RMM. For a description of the consideration paid by us to Nanominerals in exchange for the assignment of its rights under the Red Mountain Letter Agreement, as well as its rights under the Columbus Letter Agreement, please see our description of the Columbus Project, provided above, and below at “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The Red Mountain Letter Agreement provides that we are to:

(a)	pay $5,000 per month to RMM until December 31, 2011;

(b)	spend a total of $200,000 by December 31, 2008 on examining, testing, exploring or developing the Red Mountain Project (the “RMP Phase 1 Expenditures”); and

(c)	spend a total of $1,000,000 by December 31, 2011 on examining, testing, exploring or developing the Red Mountain Project (the “RMP Phase 2 Expenditures”).

For each $100,000 spent by us on the RMP Phase 1 or RMP Phase 2 Expenditures, we will earn a 5% interest in the Red Mountain Project (or a proportionate fractional interest for expenditures in denominations of less than $100,000). We will earn a maximum 60% interest in the Red Mountain Project if we spend the full $1,200,000 of the RMP Phase 1 and RMP Phase 2 Expenditures by the deadlines set out above.

In addition, at anytime, we may acquire a 100% interest in the Red Mountain Project (the “RM Acquisition Rights”) by:

(a)	paying and issuing to RMM the following consideration:

	(i)	$100,000 in cash;

	(ii)	between 280,000 and 5,600,000 shares of our common stock, with the actual number of shares to be issued to be determined by dividing $1,400,000 by the Acquisition Price (defined below);

(iii)

for every 4 shares issued under (a)(ii), we will be required to issue one share purchase warrant to acquire one additional share of our common stock at a price per share equal to 125% of the Acquisition Price, for a period of two years; and

(b)	if the Red Mountain Project achieves commercial production, paying and issuing to RMM the following additional consideration:

	(i)	an additional $100,000 in cash;

	(ii)	between 480,000 and 9,600,000 additional shares of our common stock, with the actual number of additional shares to be issued to be determined by dividing $2,400,000 by the Acquisition Price; and

(iii)

for every 4 additional shares issued under (b)(ii), we will be required to issue one additional share purchase warrant to acquire one additional share of our common stock at a price per share equal to 125% of the Acquisition Price, for a period of two years.

The Acquisition Price to be used to calculate the aggregate number of shares and share purchase warrants to be issued to RMM under the terms of the Red Mountain Letter Agreement will be the average closing price of our common stock during the 60 days prior to the acquisition date, provided, however, that the Acquisition Price shall not be lower than $0.25 and shall not be greater than $5.00.

As of December 31, 2007, the date of our most recently available financial statements, we had spent $233,400 on the Red Mountain Project, meaning that, as of December 31, 2007, we owned an 11.6% interest in the project.

Location and Access

The Red Mountain Project is located at the base of Red Mountain, which is 27 miles south of Ridgecrest in San Bernardino County and Kern County, California, approximately 75 miles northeast of Los Angeles. The Red Mountain Project can be accessed by using a gravel road that bisects the project from northwest to southeast.

The Red Mountain Project does not contain any useable infrastructure other than a water well.

Figure 3. Location of the Red Mountain Project

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

Nanominerals had Arrakis review the Red Mountain Project, including the existing reports on work previously done by RMM. RMM has excavated over 100 test pits at the project site and has gravity concentrated the bulk samples taken from these pits. The results of RMM’s tests show values ranging from less than 0.01 troy ounces of gold per ton to over 1.00 troy ounces of gold per ton. Those test results reportedly show an average of 0.06 o.p.t. Arrakis reported that the grades were similar to other grades that have been reported in the area on similar mine sites.

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

Current Exploration

Our exploration and development program for the Red Mountain Project currently consists of the following:

1.

Comprehensive Project Report: We are currently in the process of having a comprehensive project report prepared by an independent geological consultant on the Red Mountain Project. This report is expected to include a review and summary of the mining history of the area and previous work done on the project area. We expect to receive a final draft of this report early in our second fiscal quarter of 2008.

2.

Sampling and Drilling Program: We have initiated a surface sampling program on the Red Mountain Project and we are planning to initiate a drilling program on the Red Mountain Project sometime in 2008. We hope to submit our initial drill permit application in 2008. The drill locations will be determined by further analysis of the project data, which is currently underway.

We anticipate that we will spend approximately $1,645,600 on our exploration program for the Red Mountain Project in 2008.

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

Current State of Exploration on the Ireland Claim

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

Our exploration program for the Ireland Claim has been deprioritized by our management based on the progress and potential of our Columbus and Red Mountain Projects. As a result, our exploration program for the Ireland Claim is expected to be delayed. We do not expect to make significant progress on exploration of the Ireland Claim in 2008. If Phase I is completed, our Board of Directors will make a determination whether to proceed with Phase III of the exploration program. Upon the completion of each phase of our exploration program, our Board of Directors will make an assessment to determine whether the results of that phase are sufficiently favorable to justify proceeding.

ITEM 3.                LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quotations for our common stock were entered on the OTC Bulletin Board under the symbol IREL beginning on May 8, 2006. Our symbol was changed to “IRLD” on April 25, 2007 upon completion of our 4-for-1 stock split. As our common stock did not become eligible for quotation on the OTCBB prior to May 8, 2006, no information is available for periods prior to that date. In addition, the OTC Bulletin Board did not report any trading activity on our common stock during the second, third or fourth quarters of 2006 and the high and low bid information for our common stock was not available from the OTC Bulletin Board for those quarters.

	2007		2006
	High	Low	High	Low
First Quarter ended March 31	$ 0.05	$ 0.00	$ N/A	$ N/A
Second Quarter ended June 30	$ 2.30	$ 0.00	$ 0.00	$ 0.00
Third Quarter ended September 30	$ 2.05	$ 1.40	$ 0.00	$ 0.00
Fourth Quarter ended December 31	$ 2.10	$ 1.60	$ 0.00	$ 0.00

The above quotations have been adjusted to reflect our 4-for-1 stock split effective April 25, 2007. Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Holders of Common Stock

As of March 25, 2008, there were 248 stockholders of record of our common stock. In addition, we believe that a number of stockholders hold shares of our common stock on deposit with their brokers or investment bankers and registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

Foreign and US Private Placement Offerings

During the fiscal year ended December 31, 2007, we completed two private placement offerings, one made solely to “non-US persons” as contemplated under Regulation S of the Securities Act and another made solely to US “accredited investors” as defined in Regulation D of the Securities Act. As initially approved by our Board of Directors, each of the Foreign Offering and US Offering consisted of an offering of 10,000,000 units (each a “Unit”) each, at a price of $0.65 per Unit. Each Unit offered under the Foreign Offering and the US Offering consisted of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $1.00 per share for a period of two (2) years from the date of issuance. We may accelerate the expiry date for these warrants after one year from the date of issuance if our common stock trades at a weighted average price over $3.50 for twenty (20) consecutive trading days. If we choose to exercise these acceleration rights, the accelerated expiry date will be 30 days after we send notice of the acceleration.

The total number of Units sold under the Foreign Offering and the US Offering was 8,188,000 Units and 11,812,000 Units respectively. This represents an over allotment of 1,812,000 Units from the total number of Units originally approved by our Board of Directors for the US Offering. To account for the over allotment, we decreased the number of Units. The aggregate number of Units sold by us under both the Foreign Offering and the US Offering was 20,000,000 Units, for total gross proceeds of $13,000,000. We paid an aggregate of $243,653 in cash commissions and issued an aggregate of 160,650 Agent’s Warrants in connection with the sale of 5,355,000 Units under the US Offering and the Foreign Offering, collectively. The Agent’s Warrants contain the same rights and conditions as the other warrants issued in the Foreign Offering and the US Offering. Both the Foreign Offering and the US Offering have now been closed. The proceeds of the Foreign Offering and the U.S. Offering were used to fund our acquisition of CBI, exploration and development of our mineral properties and for general working capital purposes.

Acquisition of Columbus Brine Inc. (“CBI”)

In order to complete the acquisition of CBI, we issued an aggregate of 10,440,087 shares of our common stock and 5,220,059 share purchase warrants (the “CBI Warrants”) to the former shareholders of CBI. The shares and share purchase warrants issued to the former shareholders of CBI were issued in reliance upon Rule 506 of Regulation D promulgated under the Securities Act. We received representations that there were no more than 35 shareholders of CBI who did not qualify as “accredited investors” as that term is defined in Rule 502 of Regulation D. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.39 per share until February 19, 2013. We may accelerate the expiration date of the share purchase warrants after August 19, 2010 if the average price of our common stock over any 20 consecutive trading days is greater than or equal to 150% of the exercise price. The share purchase warrants provide the holder with a cashless exercise right.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

During our 2008 fiscal year, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project. Although we currently intend to retain the Ireland Claim, our management has deprioritized our exploration program for the Ireland Claim based on the progress and potential of the Columbus and Red Mountain Projects. As a result, our exploration program for the Ireland Claim is expected to be delayed, and may be delayed indefinitely.

The Columbus Project

Our exploration and development program for the Columbus Project currently consists of the following:

1.

Pilot Production Module: We plan to implement a pilot production module on the Columbus Project in order to evaluate the economic feasibility of the project. The pilot production module will consist of a full scale production and processing cycle that we will use to test the commercial viability of the project. If the operation of this pilot production module proves to our satisfaction that the Columbus Project is economically viable, we will seek to construct additional production modules of the mill site. The production model for the Columbus Project is anticipated to be a low grade, low cost, high volume mining operation.

We have obtained a production permit from the Bureau of Land Management (“BLM”). The production permit allows us to commence calcium carbonate production and precious mineral extraction on the 270 acre mine site and 60 acre mill sites located at the Columbus Project at a mine rate of up to 78,000 tons per year. In addition, the Production Permit allows us to use 50 acres of the Columbus Project for road access.

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

Once we commence production, we anticipate that we will continue our production with the pilot production module as long as the Columbus Project produces commercial minerals. Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation of a pilot production module for the Columbus Project, we have not yet established any probable or proven reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project.

2.	Drilling Exploration Program: We plan to commence a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability.

During the fourth quarter of 2007, we applied for the required permit applications in connection with our drilling exploration program on the Columbus Project. If we receive the necessary approvals from the BLM, of which there are no assurances, we expect to commence drilling by the end of the first quarter of 2008. We anticipate that our drilling program will take up to two years to complete.

We anticipate spending approximately $4,176,975 on the above exploration and development program for the Columbus Project in 2008.

The Red Mountain Project

Our exploration and development program for the Red Mountain Project currently consists of the following:

1.

Comprehensive Project Report: We are currently in the process of having a comprehensive project report prepared by an independent geological consultant on the Red Mountain Project. This report is expected to include a review and summary of the mining history of the area and previous work done on the project area. We expect to receive a final draft of this report early in our second fiscal quarter of 2008.

2.

Sampling and Drilling Program: We have initiated a surface sampling program on the Red Mountain Project and we are planning to initiate a drilling program on the Red Mountain Project sometime in 2008. We hope to submit our initial drill permit application in 2008. The drill locations will be determined by further analysis of the project data, which is currently underway.

We anticipate that we will spend approximately $1,645,600 on our exploration program for the Red Mountain Project in 2008.

Cash Requirements

Our estimated expenses for 2008 are as follows:

Columbus Project
• Property Acquisition and Maintenance Costs	$210,000
• Drilling Exploration Program and Obtaining Reserve Estimates	626,000
• Plant Facility Upgrades	2,379,250
• Plant Operation	402,000
• Permits	180,000
3,797,250
• Contingency (@ 10%)	379,725
Total for Columbus Project	$4,176,975
Red Mountain Project – Phase I
• Property Acquisition and Maintenance Costs	$60,000
• Permitting Costs	350,000
• Drilling/Sampling Exploration Program	720,000
• Operations	366,000
1,496,000
• Contingency (@ 10%)	149,600
Total for Red Mountain Project	$1,645,600
General and Administration
• General and Administration	$1,316,400
• Contingency (@ 10%)	131,640

Total for General and Administration	$1,448,040
TOTAL	$7,270,615

As of December 31, 2007, we had cash in the amount of approximately $8,759,605 and a working capital surplus of $8,621,176. Although this amount is sufficient to meet our anticipated costs for our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended December 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$ Nil	$ Nil	n/a
Operating Expenses	(2,363,460)	(95,279)	2,380.6%
Interest Income	120,189	-	n/a
Net Loss	$(2,243,271)	$(95,279)	2,254.4%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

		Year Ended December 31
			Percentage
	2007	2006	Increase / (Decrease)
Mineral exploration and evaluation expenses	$336,042	-	n/a
Mineral exploration and evaluation expenses – related party	976,314	-	n/a
General and administrative	485,932	95,279	410.0%
Depreciation	672	-	n/a
Mineral and property holding costs	269,500	-	n/a
Mineral and property holding costs – reimbursed to related party	295,000	-	n/a
Total Expenses	$2,363,460	$95,279	2,380.6%

Our operating expenses increased during the year ended December 31, 2007 primarily as a result of amounts spent by us on acquiring, exploring and evaluating the Columbus and Red Mountain Projects.

The amounts spent on mineral exploration and evaluation expenses in 2007 represents amounts spent by us on exploring and evaluating the Columbus and Red Mountain Projects. “Mineral exploration and evaluation expenses – related party” and “Mineral and property option payments – reimbursed to related party” represent amounts paid or reimbursed to Nanominerals. During the year ended December 31, 2007, we incurred fees payable to Nanominerals of $645,000 for technical services and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we reimbursed Nanominerals an aggregate of $626,314 for expenses related to the acquisition, exploration and evaluation of the Columbus and Red Mountain Projects.

The increase in general and administrative expenses is primarily attributable to: (i) increases in the amounts paid as executive compensation (see “Item 11. Executive Compensation”); and (ii) an increase in legal expenses incurred by us due to our acquisition of the Columbus Project and the assigning to us of Nanominerals’ rights under the Columbus Letter Agreement and the Red Mountain Letter Agreement.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project, the Red Mountain Project and the Ireland Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At December 31,	At December 31,	Percentage
	2007	2006	Increase / (Decrease)
Current Assets	$8,909,628	$11,633	76,489.3%
Current Liabilities	(288,452)	(71,061)	305.9%
Working Capital Surplus (Deficit)	$8,621,176	$(59,428)	14,406.9%

Cash Flows
	Year Ended December 31
	2007	2006
Net Cash Used In Operating Activities	$(3,790,103)	$(51,609)
Net Cash from Financing Activities	12,757,847	--
Net Cash Used in Investing Activities	(219,772)	--
Net Increase/ Decrease In Cash During Period	$8,747,972	$(51,609)

As at December 31, 2007 we had a working capital surplus of $8,621,176 as compared to a working capital deficit of $59,428 as at our year ended December 31, 2006. This is primarily a result of the capital raised by us in 2007 through the Foreign and US Offerings.

During the year ended December 31, 2007, we completed the sale of a collective total of 20,000,000 Units under the Foreign and US Offerings, for total proceeds, less commissions, of $12,756,347. The Foreign and US Offerings have now been closed.

Although the amounts raised by us through the Foreign and US Offerings is sufficient to meet our anticipated costs for our exploration and development programs for 2008, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. There are no assurances that we will able to obtain financing from alternative sources on terms acceptable to us. If we are not able to obtain additional financing when needed, we will be unable to complete our current plan of operation.

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

Environmental Protection and Reclamation Costs

Our operations have been, and may in the future, be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulation and their overall effect upon us may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. We do not currently anticipate any material capital expenditures for environmental control facilities because our property holding is at an early stage of exploration.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2007, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation);

2.	Report of Independent Registered Accounting Firm (Telford & Sadovnick, P.L.L.C.);

3.	Consolidated Balance Sheets as of December 31, 2007 and 2006;

4.	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period on February 20, 2001 (date of inception) to December 31, 2007;

5.	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 20, 2001 (date of inception) through December 31, 2007; and

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period on February 20, 2001 (date of inception) to December 31, 2007;

7.	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Ireland, Inc.

We have audited the accompanying balance sheet of Ireland, Inc. (An Exploration Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007. Ireland, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland, Inc. (An Exploration Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ireland Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Ireland Inc. (the Company) as at December 31, 2006, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended, and for the period from inception on February 20, 2001 through to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of Ireland Inc. as at December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from inception on February 20, 2001 through to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C. TELFORD SADOVNICK, P.L.L.C. CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 4, 2007

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

Current assets
Cash	$8,759,605	$11,633
Prepaid expenses	150,023	-

Total current assets	8,909,628	11,633

Property and equipment, net	290,718	-
Reclamation deposit	807,000	-
Deposits	2,200	-
Mineral property acquisition costs	1,058,872	-

Total non-current assets	2,158,790	-

Total assets	$11,068,418	$11,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$144,280	$49,271
Accounts payable - related party	82,128	-
Accrued payroll and related taxes	38,754	-
Due to related party	23,290	21,790

Total liabilities	288,452	71,061

Stockholders' equity (deficit)
Common stock, $0.001 par value; 400,000,000 shares
authorized, 86,550,000 and 36,550,000 shares,
respectively, issued and outstanding	86,550	36,550
Additional paid-in capital	13,234,865	202,200
Accumulated deficit during exploration stage	(2,541,449)	(298,178)

Total stockholders' equity (deficit)	10,779,966	(59,428)

Total liabilities and stockholders' equity (deficit)	$11,068,418	$11,633

See Accompanying Notes to these Consolidated Financial Statements
2

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			February 20, 2001
			(Date of Inception)
	For the Year Ended	For the Year Ended	Through
	December 31, 2007	December 31, 2006	December 31, 2007

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	336,042	-	346,898
Mineral exploration and evaluation
expenses - related party	976,314	-	976,314
General and administrative	485,932	95,279	759,254
Depreciation	672	-	672
Mineral and property holding costs	269,500	-	269,500
Mineral and property holding costs -
reimbursed to related party	295,000	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	2,363,460	95,279	2,661,638

Loss from operations	(2,363,460)	(95,279)	(2,661,638)

Other income:
Interest income	120,189	-	120,189

Total other income	120,189	-	120,189

Net loss	$(2,243,271)	$(95,279)	$(2,541,449)

Loss per common share - basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	55,535,612	36,550,000

See Accompanying Notes to these Consolidated Financial Statements
3

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Balance, February 20, 2001	-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	20,000,000	20,000	(15,000)	-	5,000

Issuance of common stock for cash,
$0.0025 per share	8,000,000	8,000	12,000	-	20,000

Issuance of common stock for cash,
$0.025 per share	1,750,000	1,750	42,000	-	43,750

Net loss	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	29,750,000	29,750	39,000	(16,045)	52,705

Net loss	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	29,750,000	29,750	39,000	(65,358)	3,392

Net loss	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	29,750,000	29,750	39,000	(97,874)	(29,124)

Net loss	-	-	-	(51,000)	(51,000)

Balance, December 31, 2004	29,750,000	29,750	39,000	(148,874)	(80,124)

Issuance of common stock for cash,
$0.025 per share	6,800,000	6,800	163,200	-	170,000

Net loss	-	-	-	(54,025)	(54,025)

Balance, December 31, 2005	36,550,000	36,550	202,200	(202,899)	35,851

Net loss	-	-	-	(95,279)	(95,279)

Balance, December 31, 2006	36,550,000	36,550	202,200	(298,178)	(59,428)

Issue of common stock to
Nanominerals Corp. for a deed of
assignment to the option interests
in the Columbus and the Red Mountain
projects	30,000,000	30,000	195,000	-	225,000

Issuance of stock options for
3,720,000 shares of common stock
to officers and consultants	-	-	6,817	-	6,817

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share	2,016,000	2,016	1,308,384	-	1,310,400

See Accompanying Notes to these Consolidated Financial Statements
4

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $34,125
commission	2,250,000	2,250	1,426,125	-	1,428,375

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $98,053
commission	3,962,000	3,962	2,473,285	-	2,477,247

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $29,575
commission	3,150,500	3,151	2,015,100	-	2,018,251

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $39,358
commission	1,895,000	1,895	1,190,497	-	1,192,392

Issuance of stock options for
75,000 shares of common stock
to employee amortized over
vesting period	-	-	9,876	-	9,876

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $4,550
commission	3,600,000	3,600	2,331,850	-	2,335,450

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $37,992
commission	1,126,500	1,126	693,107	-	694,233

Issuance of stock options for
100,000 shares of common stock
to consultant	-	-	84,624	-	84,624

Net loss	-	-	-	(2,243,271)	(2,243,271)

Balance, December 31, 2007	86,550,000	$86,550	$13,234,865	$(2,541,449)	$10,779,966

See Accompanying Notes to these Consolidated Financial Statements
4

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			February 20, 2001
			(Date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2007	December 31, 2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,243,271)	$(95,279)	$(2,541,449)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	672	-	672
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	15,000	15,000
Stock based expenses	101,317	-	101,317
Changes in operating assets and liabilities:
Prepaid expenses	(150,023)	-	(150,023)
Other assets	(2,200)	-	(2,200)
Reclamation deposit	(807,000)	-	(821,000)
Mineral property acquisition costs	(833,872)	-	(833,872)
Accounts payable and accrued liabilities	144,274	28,670	193,545

Net cash used in operating activities	(3,790,103)	(51,609)	(4,024,010)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(219,772)	-	(219,772)

Net cash used in investing activities	(219,772)	-	(219,772)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	13,000,000	-	13,238,750
Stock issuance costs	(243,653)	-	(243,653)
Proceeds from borrowings from related party	1,500	-	8,290

Net cash provided by financing activities	12,757,847	-	13,003,387

NET CHANGE IN CASH	8,747,972	(51,609)	8,759,605

CASH AT BEGINNING OF PERIOD	11,633	63,242	-

CASH AT END OF PERIOD	$8,759,605	$11,633	$8,759,605
	-
	-

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Capital equipment purchased through accounts payable financing	$71,618	$-	$71,618

Assets acquired for common stock issued for mineral properties	$225,000	$-	$225,000

See Accompanying Notes to these Consolidated Financial Statements
5

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

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

The Company incurred cumulative net losses of $2,541,449 from operations as of December 31, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary incorporated for the sole purpose of completing an acquisition, CBI Acquisition, Inc. (CBIA). CBIA was formed on December 19, 2007 and had no activity in 2007.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The Company considers SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and EITF 04-3, “Mining Assets: Impairment and Business Combinations”. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, cash flows and fair values are individually evaluated based primarily on recent exploration results.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Income taxes – The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax will not be realized.

On July 13, 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company adopted the provision of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

Mineral property acquisition costs – Costs related to acquisitions are included in the cost of acquisition when the acquisitions are deemed probable. Costs incurred prior to the date the acquisitions are deemed probable are expensed as incurred.

Environmental protection and reclamation costs - The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share- Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that permits most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

New accounting pronouncements - In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently evaluating the impact that FSP may have on the financial position, results of operations and cash flows of the Company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities – Including An Amendment Of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ending December 31, 2006. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in the current year financial statements. It is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on its financial statements.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140”. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115; or an acquisition of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to chose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have not immediate impact on the Company’s financial condition or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, and established the accounting for certain derivatives embedded in other instruments. It simplifies amendment of SFAS No. 133 and 140” (hereinafter “SFAS No. 155”). This statement accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instruments that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special- purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or result of operation.

Reclassification – Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FIXED ASSETS

Fixed assets consisted of the following as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Furniture and fixtures	$2,698	$--
Computers and equipment	21,178	--
Site improvements	260,014	--
Site equipment	7,500	--

	291,390	--
Less accumulated depreciation	672	--

	$290,718	$--

Depreciation expense was $672 and $0 for the years ended December 31, 2007 and 2006, respectively.

3.	MINERAL EXPLORATION PROPERTIES

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

The Columbus and Red Mountain projects - On March 30, 2007, as amended August 8, 2007, the Company entered into an Assignment Agreement with Nanominerals Corp. (NMC) a Nevada corporation, to acquire two mineral property option interests, the first located in Esmeralda County, Nevada (the “Columbus project”) and the second located in San Bernardino County, California (the “Red Mountain project”). The assignments were completed on August 14, 2007.

Pursuant to the above assignment agreement, the Company issued 30,000,000 common shares to NMC and, in return, received a deed of assignment to the option interests in the Columbus Project and to the Red Mountain Project. The Company granted a 5% net smelter return royalty and has reimbursed $1,162,125 in documented fees and expenses to NMC.

Upon assignment of the option rights, the Company assumed the terms of the underlying agreements to earn the respective interests in both properties.

The mineral property options have been capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 and valued in accordance with SFAS No. 141. Valuation of $225,000 is based on issuance of 30,000,000 shares at $0.0075 which was the share price at the time of the option assignment agreement.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MINERAL EXPLORATION PROPERTIES (continued)

At such time either or both of the option transactions are completed the option cost will continue to be included in the overall acquisition cost of the underlying mineral properties. If the Company does not complete the option transactions or the underlying mineral properties are considered impaired the acquisition cost will be either written down or expensed at that time.

The Columbus project - On June 26, 2007, the Company paid $807,000 to the Bureau of Land Management as a bond for future reclamation work on the proposed Columbus Project. This payment was made pursuant to the underlying option agreement in anticipation of the completion of the transaction.

The Columbus project is subject to an underlying option agreement dated July 22, 2006. Under the terms of this agreement, to earn a 15% interest, the Company is required to pay $24,000 per month until December 31, 2007 and spend $3,000,000 on qualifying expenses by December 31, 2007. These expenditures required were satisfied as of December 31, 2007.

As of December 31, 2007, the Company earned a 15% operating interest in the Columbus project by satisfying the above terms of the agreement.

To earn a 100% interest in the Columbus project, the Company, upon earning 15%, will have the right to merge with the corporation holding the remaining 85% interest. To exercise the merger right, the Company will be required to issue shares of common stock with an aggregate value of $20,000,000 and issue share purchase warrants to purchase up to a further 50% of the number of shares of common stock to be issued.

Subsequent to December 31, 2007, on February 20, 2008, the Company acquired a 100% interest in the Columbus Project by way of merger with the owner of the Columbus Project, Columbus Brine Inc. (CBI). Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY

On April 24, 2007, the Company approved a US private placement offering pursuant to Rule 506 of Regulation D of the Securities Act of up to 10,000,000 units at a price of $0.65 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock for a period of 12 months at a price of $1.00 per share. Warrants associated with the 2007 equity issuances do not constitute a registration payment arrangement and are considered part of the overall equity offering. On September 20, 2007, the Company amended the terms of the warrants issued under the US and foreign private placements by extending the terms of the warrants to two years from the date the units were issued.

Also effective on April 24, 2007, the Company approved a foreign private placement offering of up to 10,000,000 units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. The units are identical to those offered to US investors.

Units issued under the US offering resulted in over allotment of 1,812,000 units. To account for over allotment the Company decreased the number of units available under the foreign offering by an equal number of units. Total units of 20,000,000 for the entire offering were unchanged.

During the year ended December 31, 2007, the Company’s stockholders’ activities consisted of the following:

a)

On October 19, 2007, the Company completed the fourth and final tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 1,126,500 units at a price of $0.65 per unit were issued under the foreign private placement offering to non- US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions totaling $37,993 and the agent also received warrants to purchase 25,050 shares of its common stock in connection with the sale of 835,000 units to non-US persons under the foreign private placement offering. Also on October 19, 2007, the Company issued 3,600,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions totaling $4,550 and the agent also received warrants to purchase 3,000 shares of its common stock in connection with the sale of 100,000 units under the US offering.

b)

On September 14, 2007, the Company completed the third tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 1,895,000 units at a price of $0.65 per unit were issued under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions totaling $39,358 and the agent also received warrants to purchase 25,950 shares of its common stock in connection with the sale of 865,000 units to non-US persons under the foreign private placement offering. Also on September 14, 2007, the Company issued 2,000,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY (continued)

c)

On July 20, 2007, the Company completed the second tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 3,150,500 units were issued at a price of $0.65 per unit under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions of $29,575 and the agent also received warrants to purchase 19,500 shares of its common stock in connection with the sale of 650,000 units under the foreign offering. Also on July 20, 2007, the Company issued 3,962,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions of $98,053 and the agent also received warrants to purchase 64,650 shares of its common stock in connection with the sale of 2,155,000 units under the US offering.

d)

On June 20, 2007, the Company completed the first tranche of the US and foreign private placement offerings announced by the Company on April 25, 2007. A total of 2,016,000 units were issued at a price of $0.65 per units under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. Also on June 20, 2007, the Company issued 2,250,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions of $34,125 and the agent also received warrants to purchase 22,500 shares of its common stock in connection with the sale of 750,000 units under the US offering. The commission was paid pursuant to the Company’s agency agreement.

e)

On April 25, 2007, the Company effected a forward stock split on the basis of four new common shares for the cancellation of one old common share. Authorized capital was increased from 100,000,000 common shares, par value $0.001 each, to 400,000,000 common shares, par value $0.001 each. All authorized and issued shares have been retroactively adjusted.

f)

As discussed in Note 3, pursuant to the Columbus and Red Mountain Projects option assignment agreement entered into on March 30, 2007, the Company issued 30,000,000 common shares to NMC and, in return, received a deed of assignment to the option interests in the Columbus Project and to the Red Mountain Project.

The mineral property options have been capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 and valued in accordance with SFAS No. 141. Valuation of $225,000 is based on issuance of 30,000,000 shares at $0.0075 which was the share price at the time of the option assignment agreement.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OPTION PLAN

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

During the year ended December 31, 2007, the Company granted stock options as follows:

a)

On November 5, 2007, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $1.75 per share. The options were granted to as part of an agreement to a consultant, are fully vested and expire on August 15, 2017.

b)

On September 12, 2007, the Company granted nonqualified stock options for the purchase of 75,000 of common stock at $1.88 per share. The options were granted to an employee, vest 50% on September 1, 2008 and the remaining 50% on September 1, 2009, and expire on August 31, 2011 and August 31, 2012, respectively.

c)

On March 30, 2007, the Company granted nonqualified stock options for the purchase of 3,700,000 shares of common stock at $0.05 per share. The options were granted to two officers and two consultants, are fully vested and expire on March 30, 2009.

d)

On March 28, 2007, the Company granted nonqualified options for the purchase of 20,000 shares of common stock at $0.05 per share. The options were granted to an officer, are fully vested and expire on March 28, 2009.

Expenses for the year ended December 31, 2007 related to granting of stock options were $101,317 and are included in general and administrative expense.

From inception on February 20, 2001 to the end of the fiscal year-ended December 31, 2006, the Company did not grant any stock options awards, stock awards or any other equity incentive plan awards. As such, there were no outstanding equity awards as at December 31, 2006.

Stock options – During the year ended December 31, 2007, the Company granted stock options to officers, consultants and employee totaling 3,895,000 with a weighted average exercise price of $0.13 per share. As of December 31, 2007 stock options outstanding totaled 3,895,000 with a weighted average exercise price of $0.13 per share.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OPTION PLAN (continued)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2007:

	Number of	Weighted
	Shares	Average
Exercise Price
Balance, December 31, 2006	--	$--
Options granted and assumed	3,895,000	0.13
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, December 31, 2007	3,895,000	$0.13

The Company estimated the fair value of options granted prior to March 31, 2007 using the Black-Scholes option pricing model. The Company now utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company has used the same assumptions within each of the pricing models utilized to estimated the fair value of the options granted as follows:

	2007	2006

Dividend yield	--	--
Expected volatility	56.13% to 120.24%	--
Risk-free interest rate	3.62% to 4.05%	--
Expected life (years)	2 to 10	--

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $101,317 as of December 31, 2007.

The following table summarizes the status of the Company’s unvested shares as of December 31, 2007 and changes during the year ended December 31, 2007:

	Number of	Weighted Average
	Shares	Grant Date
Fair Value
Unvested, January 1, 2006	--	$--
Options granted	75,000	0.53
Options vested	--	--
Options cancelled	--	--

Unvested, December 31, 2007	75,000	$0.53

As of December 31, 2007, there was $30,020 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2008 – $23,176 and 2009 - $6,844.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OPTION PLAN (continued)

The following table summarizes information about options granted during the year ended December 31, 2007:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2007	On Grant Date	Price	Price	Value
3, 895,000	Equals	$ 0.13	$0.05 to $1.88	$ 0.034
--	Exceeds	$ --	$ -- to $ --	$ --
--	Less Than	$ --	$ -- to $ --	$ --

3,895,000	Equals	$ 0.13	$0.05 to $1.88	$ 0.034

Stock options/warrants – During the year ended December 31, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 10,160,650 with an exercise price of $1.00 per share.

The Company may accelerate the expiry date (call provision) for the warrants issued during 2007 after one year from the date of issuance of common stock if the common stock trades at a weighted average price over $3.50 for 20 consecutive trading days.

The following table summarizes information about options/warrants granted during the year ended December 31, 2007:

	Number of	Weighted
	Shares	Average
Exercise Price
Balance, December 31, 2006	--	$--
Options/warrants granted and assumed	14,055,650	0.76
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	--	--

Balance, December 31, 2007	14,055,650	$0.76

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The provision for income taxes consisted of the following at December 31, 2007 and 2006,

	December 31,	December 31,
	2007	2006

Income tax benefit at 34%	$(762,713)	$--
Non-deductible and other	473	--
Change in valuation allowance	762,240	--

Provision for income taxes	$--	$--

Significant components of the Company’s net deferred income tax assets at December 31, 2007 and 2006 were as follows:

	December 31,	December 31,
	2007	2006
Net operating loss carry forward	$727,864	$--
Option compensation	34,448	--
Gross deferred income tax asset	762,312	--
Property, plant & equipment	(72)	--
Net deferred income tax asset	762,240
Valuation allowance	(762,240)
	$--	$--

A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2007 and 2006.

The Company had cumulative net operating losses of approximately $2,140,776 as of December 31, 2007 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring in 2027.

As of January 1, 2007, the Company did not have any unrecognized tax benefits. The adoption of FIN 48 did not result in any cumulative effect adjustment to the January 1, 2007 balance of the Company’s accumulated deficit. Upon adoption of FIN 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES (continued)

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

7.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada under a one year lease term effective September 1, 2007 for $2,200 per month.

Rental expense, resulting from this operating lease agreement, approximates $8,800 and $0 for the years ended December 31, 2007 and 2006, respectively.

8.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with one financial institution. Cash accounts at the financial institution are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

9.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2007, the Company purchased services from two major vendors Arrakis, Inc. and NMC that exceeded more than 10% of total purchases and amounted to approximately $309,725 and $645,000, respectively. NMC is considered a related party and is more fully discussed in the related party note that follows.

10.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company utilized the services of NMC to provide technical and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2007, the Company incurred total fees and reimbursements of expenses to NMC of $645,000 and $626,314, respectively, for a total of $1,271,314. These expenses are presented in the financial statements as mineral exploration and evaluation expenses – related party of $976,314 and mineral and property holding costs – reimbursed to related party of $295,000.

At December 31, 2007, the Company had an outstanding balance due to NMC of $37,128. The Company also had an outstanding balance for accrued compensation to Mr. Birnie, its executive officer of $45,000, payable to a company wholly owned by Mr. Birnie. Accounts payable – related party totaled $82,128 as of December 31, 2007.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENTS (UNAUDITED)

On February 20, 2008, the Company completed the acquisition of Columbus Brine Inc. (CBI). The acquisition of CBI was completed pursuant to the Agreement and Plan of Merger entered into by the Company, CBIA, CBI, and CBI’s directors and officers, John T. Arkoosh, William Maghan and Lawrence E. Chizmar Jr. on December 14, 2007, and as amended on January 31, 2008 (the Agreement and Plan of Merger, as amended, is referred to as the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, CBI was merged with, and into, CBIA , with CBIA continuing as the surviving entity. To complete the acquisition of CBI, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period 5 years. These share purchase warrants also contain the following material terms:

a)

Each warrant provides the holder with a cashless right of exercise. If the holder chooses to utilize this cashless exercise right, the total number of shares that the holder will be entitled to will be determined by the following formula: [(A – B)C]/A where

A = the average closing price of the Company’s common stock during the five trading days prior to exercise.
B = the exercise price of $2.39.
C = the maximum number of the Company’s common stock issuable upon exercise of the warrants.

If the holder chooses to utilize the cashless exercise right, the holder must do so with respect to all of the unexercised warrants held by him.

b)

The Company will have the right to accelerate the expiration date of the warrants at any time after August 19, 2010 if the average closing price of the Company’s common stock over any 20 consecutive trading days is equal or greater than 150% of the exercise price. If the Company exercises this acceleration right, the expiration date of the warrants will be accelerated to 30 days after the Company sends out notice that it is exercising the acceleration right.

Pursuant to the terms of the Merger Agreement, immediately upon completion of the Company’s acquisition of CBI, Lawrence E. Chizmar Jr., the Secretary, and a director of CBI, was appointed to the Company’s board of directors.

By completing the acquisition of CBI, the Company now owns 100% of the Columbus Project. The Company believes the acquisition of CBI is beneficial because it expands its exploration potential and increases the flexibility of developing and financing the Columbus Project.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENTS (UNAUDITED) (continued)

The following table reflects the components of the acquisition and is subject to further refinement:

Purchase price:
Common stock and warrants issued	$20,000,000

Total purchase price	$20,000,000

In accordance with SFAS 141, Business Combinations, the purchase price of $20,000,000 will be allocated to the assets acquired and liabilities assumed, to be based on their estimated fair values at the date of acquisition. The purchase price is anticipated to be first allocated to the property, plant and equipment based on estimated market values to be determined using internal and external valuation resources. The value is anticipated to be allocated to the mineral properties based on management’s best estimates taking into account all available information. The Company will continue to review information related to the mineral properties and valuations may be subject to change.

The estimated future federal income tax liability associated with the temporary difference between the acquisition consideration of $20,000,000 and the estimated tax basis of $0 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price of $10,303,030 which was applied to the mineral properties in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

The following table reflects allocation of the purchase price:

Allocation of purchase price:
Mineral properties (including deferred tax liability	$28,280,001
assumed of $10,303,030)
Property, plant and equipment	1,848,349
Deposits	44,720
Other assets	2,955
Cash and receivables	127,005
Deferred income tax liability assumed	(10,303,030)

Net assets acquired	$20,000,000

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 6, 2007, we received notice that Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”) had resigned as our independent public accountants.

Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that Telford Sadovnick had withdrawn its registration with the Public Company Accountability Oversight Board (“PCAOB”) and is no longer able to audit US issuers.

Telford Sadovnick’s reports on the financial statements of us for the past two fiscal years ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There were no disagreements between us and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford Sadovnick, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

On October 15, 2007, our Board of Directors appointed Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation (“Brown Armstrong”) as our new independent registered public accounting firm.

ITEM 9A(T).           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors as of the filing of this Annual Report:

Name	Age	Positions

Douglas D.G. Birnie	37	President, Chief Executive Officer, Secretary and Director

Robert D. McDougal	75	Chief Financial Officer, Treasurer and Director

Michael A. Steele	50	Director

Lawrence E. Chizmar, Jr.	64	Director

Douglas D.G. Birnie. Mr. Birnie was appointed as our Chief Executive Officer, President and a member of our Board of Directors on June 29, 2007. Mr. Birnie was also appointed as our Secretary on March 30, 2007. Mr. Birnie was appointed as our President and Secretary, and as one of our directors pursuant to the terms of our assignment agreement with Nanominerals. Mr. Birnie graduated with a Bachelor of Commerce degree from the University of British Columbia in 1994. In 1995, Mr. Birnie was a founder of Columbus Group Communications Inc., a privately held internet solutions company. In 1998, Mr. Birnie received the Ernst and Young Entrepreneur of the Year award and the Business Development Bank of Canada Young Entrepreneur of the Year Award. During his tenure at Columbus Group, Mr. Birnie held the positions of CFO and COO until the company was acquired by TELUS Corp. in 2001. Mr. Birnie continued to work for TELUS Corp. as Director – Strategic Planning with the e.Solutions department until 2003.

Robert D. McDougal. Mr. McDougal was appointed as our Chief Financial Officer on March 30, 2007 and has served as a member of our Board of Directors since December 14, 2007. Mr. McDougal was also appointed as our Treasurer on January 23, 2008. Mr. McDougal was appointed as our Chief Financial Officer pursuant to the terms of our assignment agreement with Nanominerals. Mr. McDougal is a Certified Public Accountant. He began practicing public accounting in 1973 and established his own practice in 1981. The majority of his practice is focused on mining and mining related clients including public companies, private companies’ partnerships and individuals. Mr. McDougal was a Director and Officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001. Mr. McDougal was one of the founders of Millennium Mining Corporation, which was subsequently merged into Gold Summit Corporation, a publicly traded company. He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman. Prior to this time Mr. McDougal spent 20 years in the United States Air Force, retiring with the rank of Major. Mr. McDougal is currently a member of the Board of Directors of Searchlight Minerals Corp.

Michael A. Steele. Mr. Steele was appointed as a member of our Board of Directors on December 14, 2007. For the past 15 years, Mr. Steele has been the president and director of Avonlea Investments Ltd., a private company. From 1998 to 2000, Mr. Steele acted as the president of International Menu Solutions Corp., a company formerly quoted on the OTC Bulletin Board.

Lawrence E. Chizmar, Jr. Mr. Chizmar was appointed as a member of our Board of Directors pursuant to the terms of our Agreement and Plan of Merger with CBI, John T. Arkoosh, William Maghan, Mr. Chizmar and our wholly subsidiary CBI Acquisition, Inc. Prior to our acquisition of CBI, Mr. Chizmar acted as a director, and the Secretary, of CBI. Mr. Chizmar currently works as the Director of Sales for a German industrial brake company, overseeing North American sales. Mr. Chizmar is also a decorated Army veteran and is a published author of several industrial brake related technical articles.

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

AUDIT COMMITTEE

Our audit committee is composed of Robert D. McDougal and Michael A. Steele. Mr. McDougal is our “audit committee financial expert” as defined by the applicable rules of the SEC. Mr. McDougal is not independent as he also acts as our Chief Financial Officer and Treasurer. Mr. Steele is an independent member of our Board of Directors.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC. A copy of our Code of Ethics was attached as an exhibit to our Annual Report filed with the SEC on September 28, 2004.

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

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form
Douglas D.G. Birnie,	Two	Two	None
CEO, President, Secretary and
Director
Michael A. Steele,	One	One	One
Director
Lorrie Ann Archibald,	One	One	None
Former Officer and Former
Director
Nanominerals Corp.	One	One	None
Owner of more than 10% of
outstanding common stock

ITEM 11.                EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K , and to our directors, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2007 2006	$81,000(1) $0	$0 $0	$0 $0	$4,032 $0	$0 $0	$0 $0	$0 $0	$85,032 $0
Robert D. McDougal, CFO, Treasurer, Director	2007 2006	$36,000 $0	$0 $0	$0 $0	$916 $0	$0 $0	$0 $0	$0 $0	$36,916 $0
Lorrie Ann Archibald, Former CEO, Former CFO , Former President, Former Treasurer, Former Director	2007 2006	$0(2) $40,000	$0 $0	$0 $0	$37 $0	$0 $0	$0 $0	$0 $0	$37 $40,000
Christian Adolf Rommel, Former Secretary	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(1)	Represents consulting fees paid or accrued to a company of which Mr. Birnie is the sole shareholder for services provided by Mr. Birnie as an executive officer and director of Ireland.

(2)

We paid consulting fees of $5,000 per month to Ms. Archibald for the period from May 1, 2006 to December 31, 2006 in consideration for her services as Chief Executive Officer, President, Chief Financial Officer and Treasurer of our Company. No compensation was paid to Ms. Archibald for her services as our sole director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas D.G. Birnie CEO, President, Secretary & Director	2,200,000	--	--	$0.05	March 30, 2009
Robert D. McDougal CFO, Treasurer & Director	500,000	--	--	$0.05	March 30, 2009
Lorrie Archibald(1) Former Officer and Former Director	20,000	--	--	$0.05	March 28, 2009
Christian Adolf Rommel Former Secretary	0	--	--	n/a	n/a

(1)	On January 28, 2008, Ms. Archibald exercised her options to acquire 20,000 shares of our common stock at a price of $0.05 per share.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Steele	-	-	$916	-	-	$916	$916

Subsequent to our year ended December 31, 2007, Mr. Chizmar was appointed as a member of our Board of Directors. As of the date of this Annual Report, we have not entered into an arrangement to pay Mr. Chizmar compensation for acting as a member of our Board of Directors.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	3,375,000	$0.14	8,998,525

2007 Stock Option Plan

On March 27, 2007, we established our 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by the Company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

The 2007 Plan is administered by our Board of Directors or by a committee of two or more directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the 2007 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2007 Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), nonqualified stock options or restricted shares.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options so long as they do not provide capital raising services or promote or maintain a market for our securities. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2007 Plan to any participant is 6,000,000 shares with the number of authorized shares under the 2007 Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing July 1, 2007 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by our Board of Directors, subject to certain adjustments to prevent dilution.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than 100% of the fair market value of our common stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator but may not be less than 75% of the fair market value of our common stock on the date of the grant. Fair market value for purposes of the 2007 Plan is calculated based on the price of our common stock during the 10 trading days prior to the grant date. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Plan Administrator may amend the 2007 Plan at any time and in any manner, however no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination.

The 2007 Plan terminates on March 27, 2017 unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our Common Stock not purchased thereunder may again be made available for issuance under the 2007 Plan.

We have not yet filed a registration statement under the Securities Act of 1933 to register the shares of our Common Stock reserved for issuance under the 2007 Plan.

Options Granted to Consultant

In accordance with the terms of the Consulting Agreement dated November 5, 2007 between us and RJ Falkner & Company, Inc., we granted an option to R. Jerry Falkner to purchase 100,000 shares of our common stock. The option granted is exercisable at a price of $1.75 per share and expires on August 15, 2017. The option granted to Mr. Falkner was not granted under our 2007 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our name executive officers as defined in Item 402(m)(2) of Registration S-K, (iii) each of our directors, (iv) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	4,200,000(2) (direct)	4.2%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	1,700,000(3) (direct)	1.7%
Common Stock	Michael Steele Director	1,100,000(4) (direct)	1.1%
Common Stock	Lawrence E. Chizmar, Jr. Director	302,699(5) (direct)	*
Common Stock	Lorrie Archibald Former Officer and Former Director	20,000 (direct)	*
Common Stock	Christian Adolf Rommel Former Secretary	Nil	Nil
Common Stock	All Officers and Directors as a Group (6 persons)	7,322,699	7.3%
5% STOCKHOLDERS
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Rena, NV 89509	40,150,000 (direct)	41.4%

*	Less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person

(if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 25, 2008, there were 97,010,087 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consists of: (i) 1,900,000 shares of our common stock held by Mr. Birnie; (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $1.00 per share until June 20, 2008; and (iii) options to acquire 2,200,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2009.

(3)

The shares listed as beneficially owned by Mr. McDougal consists of: (i) 1,200,000 shares of our common stock held by Mr. McDougal; and (ii) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2009.

(4)

The shares listed as beneficially owned by Mr. Steele consists of: (i) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share; and (ii) 400,000 shares and warrants to acquire an additional 200,000 shares at a price of $1.00 per share owned by Avonlea Ventures #2 Inc. Mr. Steele owns a 50% interest in Avonlea Ventures #2 Inc.

(5)

The shares listed as beneficially owned by Mr. Chizmar consists of: (i) 201,799 shares of our common stock; and (ii) warrants to purchase 100,900 shares of our common stock at an exercise price of $2.39 per share until February 20, 2013.

CHANGES IN CONTROL

None.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(a)	Any of our directors or officers;
(b)	Any person proposed as a nominee for election as a director;
(c)	Any person who beneficially owns, directly or indirectly, more than 5% of our outstanding common stock; or
(d)

Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law of any person listed in (a) to (c), above, or any person (other than a tenant or employee) who shares the household of any person listed in (a) to (c), above.

Nano Agreement

On March 30, 2007, we entered into an assignment agreement (the “Nano Agreement”) dated for reference as of March 29, 2007, with Nanominerals Corp. (“Nanominerals”), pursuant to which Nanominerals agreed to assign to us its rights to the Columbus Project and the Red Mountain Project under the Columbus Letter Agreement and the Red Mountain Letter Agreement, respectively. The terms of the Nano Agreement were amended pursuant to an Amendment Agreement entered into on August 8, 2007. The assignments were completed on August 14, 2007. In consideration for the assignment of Nanominerals’ rights to the Columbus and Red Mountain Projects, we issued an aggregate of 30,000,000 shares of our common stock to Nanominerals and to certain business associates of Nanominerals, including 1,200,000 shares to Robert D. McDougal, currently our Chief Financial

Officer and Treasurer and a member of our Board of Directors. Also pursuant to the Nano Agreement, we agreed to grant a royalty in favor of Nanominerals equal to 5% of the net smelter returns on the Columbus Project and Red Mountain Project and any future project transferred or assigned to us by Nanominerals, and agreed to reimburse Nanominerals for expenses on the Columbus and Red Mountain Projects and to assume all of Nanominerals obligations under the Columbus Letter Agreement and the Red Mountain Letter Agreement. For the year ended December 31, 2007, we reimbursed Nanominerals a total of $626,314 in respect of expenses incurred by it in relation to the Columbus and Red Mountain Projects.

Under the terms of the Nano Agreement, as further consideration for Nanominerals’ agreement to enter into the Nano Agreement and for completing the assignment of the mineral property rights, Lorrie Ann Archibald, then our Chief Executive Officer, President, Treasurer and sole director, agreed to sell all 18,200,000 shares of our common stock owned by her to Nanominerals at a price of $0.0025 per share.

In addition, the Nano Agreement called for us to grant options to acquire 2,200,000 shares of our common stock to Douglas D.G. Birnie and options to acquire 500,000 shares of our common stock to Mr. McDougal. These options were granted to Mr. Birnie and Mr. McDougal on March 30, 2007 with an exercise price of $0.05 per share and expire on March 30, 2009. Mr. Birnie was appointed as our Chief Executive Officer, President and Secretary, and to our Board of Directors, and Mr. McDougal was appointed as our Chief Financial Officer, pursuant to the terms of the Nano Agreement.

In addition, Nanominerals acts as a consultant to us on technical, exploration and financial matters. During the year ended December 31, 2007, we incurred fees totaling $645,000 due to Nanominerals in connection with these services.

Private Placement Offerings

On June 20, 2007, we issued to Douglas D.G. Birnie, our current Chief Executive Officer, President, Secretary and a member of our board of directors, 200,000 units at a price of $0.65 per unit under the terms of our U.S. Offering. Each unit consists of one share of our common stock and one half share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of two years from the date of issuance.

On June 20, 2007, we issued to Avonlea Ventures #2 Inc., a company of which Michael A. Steele owns 50%, 300,000 units at a price of $0.65 per unit under the terms of the Foreign Offering. On October 18, 2007, Avonlea Ventures #2 Inc. purchased an additional 100,000 units at a price of $0.65 per unit under the Foreign Offering. Each unit consists of one share of our common stock and one half share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of two years from the date of issuance.

Acquisition of the Columbus Project

On February 20, 2008, we completed the acquisition of Columbus Brine Inc. (“CBI”). The acquisition of CBI was completed pursuant to the Agreement and Plan of Merger entered into by us, our wholly owned subsidiary incorporated for the sole purpose of completing the acquisition, CBI Acquisition, Inc. (“Ireland Sub”), CBI, and CBI’s directors and officers, John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr. (collectively referred to as the “CBI Principals”) on December 14, 2007, and as amended on January 31, 2008 (the Agreement and Plan of Merger, as amended, is referred to as the “Merger Agreement”).

In connection with our acquisition of CBI, we issued Mr. Chizmar, currently a member of our Board of Directors, 202,099 shares of our common stock and share purchase warrants entitling Mr. Chizmar to purchase 100,900 additional shares of our common stock at a price of $2.39 per share. The warrants issued to Mr. Chizmar expire February 19, 2013 and contain a cashless right of exercise. We may accelerate the expiration date for these warrants after August 19, 2010 if the average price of our common stock over any 20 consecutive trading days is greater than or equal to 150% of the exercise price. Mr. Chizmar was appointed to our Board of Directors pursuant to the terms of the Merger Agreements.

DDB Claims

Lawrence E. Chizmar Jr., a member of our Board of Directors, and Douglas D.G. Birnie, our CEO, President and Secretary, and a member of our Board of Directors, are each the owners of a 1/8 interest in the mining syndicate known as the DDB Syndicate. The former officers and directors of CBI (other than Mr. Chizmar), and an affiliate of one of those former officers and directors, collectively own a 3/8 interest in the DDB Syndicate. The remaining 3/8 interest in the DDB Syndicate is collectively owned by affiliates of Nanominerals Corp., a significant shareholder of the Company. The DDB Claims constitute approximately 55% of the mineral claims that make up the Columbus Project as it is currently composed. Mr. Birnie, Nanominerals and Nanominerals’ affiliates acquired their respective interests in the DDB Syndicate and the DDB Claims prior to their involvement with the Company. On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. The mining lease agreement (the “DDB Agreement”) between the DDB Syndicate and CSM provides CSM with a lease, extending for approximately 5 years, with an option to purchase the DDB Claims at any time during the lease period. In order to maintain its lease rights, CSM must pay the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010 and 2011 respectively. CSM may exercise its option to purchase the DDB Claims by:

(a)	paying the DDB Syndicate a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option; or

(b)	paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

As the owners of a 1/8 interest each in the DDB Syndicate, Mr. Chizmar and Mr. Birnie are each entitled to 1/8 of any amounts paid by us under the DDB Agreement.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 4200(a)(15). In applying this definition, we have determined that Michael A. Steele is our sole independent director. Neither of Douglas D.G. Birnie, Robert D. McDougal or Lawrence E. Chizmar Jr. qualifies as an independent member of our Board of Directors.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees	$46,725	$10,000
Audit Related Fees	13,131	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$59,856	$10,000

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

(1)	Our financial statements are included in Part II, Item 8.

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the notes to our financial statements.

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(2)

3.3	Certificate of Change – 4-for-1 Stock Split.(4)

3.4	Bylaws.(1)

10.1	2007 Stock Incentive Plan.(3)

10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nano Minerals Corp., Ireland Inc. and Lorrie Archibald.(3)

10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to Ireland Inc. by Nanominerals Corp.(11)

10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to Ireland Inc. by Nanominerals Corp.(11)

10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)

10.6	Amendment Agreement to Assignment Agreement among Nanominerals Corp., Ireland Inc. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)

10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)

10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)

10.9	Agreement and Plan of Merger dated December 14, 2007 among Ireland Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)

10.10

Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among Ireland Inc., CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(10)

16.1	Letter of Telford Sadovnick, PLLC.(12)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.3.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	March 31, 2008

By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	March 31, 2008

By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	March 31, 2008

By:	/s/ Michael A. Steele
MICHAEL A. STEELE
Director

Date:	March 31, 2008

By:	/s/ Lawrence E. Chizmar Jr.
LAWRENCE E. CHIZMAR, JR.
Director

Date:	March 31, 2008