Form 10-Q
period 2008-03-31
IRELAND INC.
filed 2008-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

COMMISSION FILE NUMBER 000-50033

IRELAND INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2147049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2441 West Horizon Ridge Parkway, Suite 100
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 932-0353
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2008, the registrant had 97,010,087 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$7,662,452	$8,759,605
Prepaid expenses	383,069	150,023

Total current assets	8,045,521	8,909,628

Property and equipment, net	1,590,906	290,718
Mineral properties	31,948,053	-
Mineral property acquisition costs	-	1,058,872
Reclamation bonds	831,720	807,000
Deposits	22,200	2,200

Total non-current assets	34,392,879	2,158,790

Total assets	$42,438,400	$11,068,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$551,784	$144,280
Accounts payable - related party	37,559	82,128
Accrued payroll and related taxes	-	38,754
Due to related party	23,290	23,290

Total current liabilities	612,633	288,452

Long-term liabilities
Deferred tax liability	10,117,209	-

Total liabilities	10,729,842	288,452

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 97,010,087 and 86,550,000 shares,
respectively, issued and outstanding	97,010	86,550
Additional paid-in capital	34,592,163	13,234,865
Accumulated deficit during exploration stage	(2,980,615)	(2,541,449)

Total stockholders' equity	31,708,558	10,779,966

Total liabilities and stockholders' equity	$42,438,400	$11,068,418

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of Inception)
	For the three months ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	196,392	-	543,290
Mineral exploration and evaluation
expenses - related party	105,000	-	1,081,314
General and administrative	316,326	18,187	1,075,580
Depreciation	2,639	-	3,311
Mineral and property holding costs	36,000	-	305,500
Mineral and property holding costs -
reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	656,357	18,187	3,317,995

Loss from operations	(656,357)	(18,187)	(3,317,995)

Other income:
Interest income	73,206	-	193,395

Total other income	73,206	-	193,395

Loss before income taxes	(583,151)	(18,187)	(3,124,600)

Income tax benefit	143,985	-	143,985

Net loss	$(439,166)	$(18,187)	$(2,980,615)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	91,152,895	36,550,000

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2007	86,550,000	$86,550	$13,234,865	$(2,541,449)	$10,779,966

Issuance of common stock
for cash, $0.05 per share
from exercise of options	20,000	20	980	-	1,000

Issuance of common stock in
connection with the acquisition
to the former shareholders of CBI,
$1.92 per share	10,440,087	10,440	19,989,560	-	20,000,000

Fair value of share purchase warrants
issued in connection with the
acquisition of CBI	-	-	1,359,351	-	1,359,351

Amortization of stock options
issued to employee over
vesting period	-	-	7,407	-	7,407

Net loss, March 31, 2008	-	-	-	(439,166)	(439,166)

	97,010,087	$97,010	$34,592,163	$(2,980,615)	$31,708,558

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the three months ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(439,166)	$(15,462)	$(2,980,615)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	2,639	-	3,311
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	7,407	-	108,724
Changes in operating assets and liabilities:
Prepaid expenses	(208,121)	-	(358,144)
Other assets	-	-	(2,200)
Reclamation deposit	-	-	(821,000)
Mineral property acquisition costs	(180,568)	-	(1,014,440)
Accounts payable and accrued liabilities	66,190	2,681	259,735
Deferred income taxes	(143,985)	-	(143,985)

Net cash used in operating activities	(895,604)	(12,781)	(4,919,614)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(202,549)	-	(422,321)

Net cash used in investing activities	(202,549)	-	(422,321)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,000	-	13,239,750
Stock issuance costs	-	-	(243,653)
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	1,000	-	13,004,387

NET CHANGE IN CASH	(1,097,153)	(12,781)	7,662,452

CASH AT BEGINNING OF PERIOD	8,759,605	63,242	-

CASH AT END OF PERIOD	$7,662,452	$50,461	$7,662,452
	-
	-

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Capital equipment purchased through accounts payable financing	$197,848	$-	$197,848

Assets acquired for common stock issued for mineral properties	$21,359,351	$-	$21,359,351

Net deferred tax liability assumed	$10,261,194	$-	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2007 of Ireland Inc. (the “Company”).

The interim financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007.

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

The Company incurred cumulative net losses of $2,980,615 from operations as of March 31, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary incorporated for the sole purpose of completing an acquisition, CBI Acquisition, Inc. (CBIA). CBIA was formed on December 19, 2007. CBIA has a wholly-owned single-member LLC subsidiary Columbus Salt Marsh LLC (CSM). Rand Metals LLC (Rand) was formed by the Company on May 1, 2008 for purposes of potential future acquisitions and has not had any activity.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Exploration costs - Mineral exploration costs are expensed as incurred.

Mineral rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

Mineral property acquisition costs – Costs related to acquisitions are included in the cost of acquisition when the acquisitions are deemed probable. Costs incurred prior to the date the acquisitions are deemed probable are expensed as incurred.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line or unit-of-production methods, as applicable, over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Impairment of long-lived assets – It is the Company’s policy to capitalize mineral rights and mineral properties acquired as tangible assets in accordance with EITF 04-02. The Company has two mineral properties that are in exploration stage and has considered the Value Beyond Proven and Probable (VPBB) in accordance with EITF 04-03 “Mining Assets: Impairment and Business Combinations” in evaluating the carrying value of these mineral assets. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals. The Company has continued to follow its plan of exploration for each of the properties since the dates of their acquisition.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. For evaluation of possible impairment, the Company considers EITF 04-03. The assets are also subject to impairment consideration under SFAS No, 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2008 exploration progress on these properties is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.

IRELANDINC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Asset retirement obligation - The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk- free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2008 and December 31, 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 16,336,336 and 6,694,521, respectively.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

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

For acquired properties, that do not constitute a business as defined in EITF 98-3, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with EITF 98-11 and SFAS 109.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

New accounting pronouncements – On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Furniture and fixtures	$7,521	$2,698
Computers and equipment	28,260	21,178
Land	30,000	--
Building	500,000	--
Site improvements	671,337	260,014
Site equipment	357,099	7,500

	1,594,217	291,390
Less accumulated depreciation	3,311	672

	$1,590,906	$290,718

Depreciation expense was $2,639 and $0 for the three months ended March 31, 2008 and 2007, respectively.

3.	RECLAMATION BONDS

Reclamation bonds consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Reclamation bond	$831,720	$807,000

During the three months ended March 31, 2008, the Company acquired additional reclamation bond of $24,720 in connection with the acquisition of CBI.

4.	MINERAL EXPLORATION PROPERTIES

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINERAL EXPLORATION PROPERTIES (continued)

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

5.	COLUMBUS PROJECT

On June 26, 2007, the Company paid $807,000 to the Bureau of Land Management as a bond for future reclamation work on the proposed Columbus Project. This payment was made pursuant to the underlying option agreement in anticipation of the completion of the transaction.

The Columbus project was subject to an underlying option agreement dated July 22, 2006. Under the terms of this agreement, to earn a 15% interest, the Company was required to pay $24,000 per month until December 31, 2007 and spend $3,000,000 on qualifying expenses by December 31, 2007. These expenditures were satisfied as of December 31, 2007.

As of December 31, 2007, the Company had earned a 15% operating interest in the Columbus project by satisfying the above terms of the agreement.

To earn a 100% interest in the Columbus project, the Company, after earning 15%, had the right to merge with the corporation holding the remaining 85% interest. To exercise the merger right, the Company issued shares of common stock with an aggregate value of $20,000,000 and issued share purchase warrants to purchase up to a further 50% of the number of shares of common stock to be issued.

On February 20, 2008, the Company, through its wholly-owned subsidiary CBIA, acquired a 100% interest in the Columbus Project, including an option for additional mining claims, by way of merger with the owner of the Columbus Project, Columbus Brine Inc. (CBI). Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years. This acquisition supersedes the option agreement.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	COLUMBUS PROJECT (continued)

The following table reflects the recorded purchase consideration for the Columbus Project:

Purchase price:
Common stock issued	$20,000,000
Fair value of warrants issued	1,359,351
Acquisition costs	600,000

Total purchase price	21,959,351

Net deferred income tax liability assumed	10,261,194

$32,220,545

In accordance with EITF 98-11 the purchase price of $32 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

The following table reflects the components of the Columbus Project:

Allocation of acquisition cost:
Mineral properties (including deferred tax liability
assumed of $10,261,194)	$31,639,422
Property, plant and equipment	511,061
Deposits	44,720
Cash	6,570
Prepaid expenses	24,925
Accounts payable	(6,153)

Net assets acquired	$32,220,545

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	COLUMBUS PROJECT (continued)

Pursuant to the terms of the acquisition of CBI, the Company issued an aggregate of 10,440,087 shares of common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years. Each warrant provides the holder with a cashless right of exercise. If the holder chooses to utilize this cashless exercise right, the total number of shares that the holder will be entitled to will be determined by the following formula: [( A – B ) C ] ÷ A where:

A = the average closing price of the Company’s common stock during the five trading days prior to exercise.

B = the exercise price of $2.39.

C = the maximum number of shares of the Company’s common stock issuable upon exercise of the warrants.

If the holder chooses to utilize the cashless exercise right, the holder must do so with respect to all of the unexercised warrants held by him

The Company will have the right to accelerate the expiration date of the warrants at any time after August 19, 2010 if the average closing price of the Company’s common stock over any 20 consecutive trading days is equal to or greater than 150% of the exercise price. If the Company exercises this acceleration right, the expiration date for the warrants will be accelerated to 30 days after the Company sends out notice that it is exercising the acceleration right.

The Company estimated the fair value of warrants issued in connection with the acquisition of CBI using Binomial lattice pricing model as further discussed in Note 8.

The Company believes the acquisition of the Columbus Project was beneficial because it provides for 100% ownership of the properties and fosters greater opportunity to finance and further develop the project.

This merger was treated as a statutory merger for tax purposes whereby, CBIA was the surviving merger entity.

6.	RED MOUNTAIN PROJECT

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company’s stockholders’ activities consisted of the following:

a)

On February 20, 2008, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI in connection with the acquisition. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share of 5 years.

Warrants associated with the 2008 equity issuances do not constitute a registration payment arrangement.

The value of the warrants issued connection with the CBI acquisition option contain a cashless exercise provision and are callable by the Company based upon certain conditions which are defined in Note 4 related to the acquisition. The fair market valuation of the warrants was computed using the binomial lattice method and were allocated to the acquisition cost of the project. The fair market value of the warrants was computed based on the following assumptions:

Dividend yield	--
Expected volatility	54.61%
Risk-free interest rate	3.02%
Suboptimal exercise factor (call price)	1.5 times
Imputed life (years)	4.88

8.	OPTION PLAN

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

During the three months ended March 31, 2008, the Company did not grant any stock options awards, stock awards or any other equity incentive plan awards.

Expenses for the three months ended March 31, 2008 and 2007 related to granting of stock options were $7,407 and $0, respectively and are included in general and administrative expense.

Stock options – During the three months ended March 31, 2008, the Company did not grant stock options. As of March 31, 2008 stock options outstanding totaled 3,875,000 with a weighted average exercise price of $0.13 per share.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2007	3,895,000	$0.13
Options granted and assumed	--	--
Options expired	--	--
Options cancelled	--	--
Options exercised	(20,000)	0.05

Balance, March 31, 2008	3,875,000	$0.13

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

	2008	2007

Dividend yield	--	--
Expected volatility	--	56.13% to 120.24%
Risk-free interest rate	--	3.62% to 4.05%
Expected life (years)	--	2 to 10

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2008 for $7,407 as of March 31, 2008.

The following table summarizes the status of the Company’s unvested shares as of March 31, 2008 and changes during the three months ended March 31, 2008:

	Number of	Weighted Average
	Shares	Grant Date
Fair Value
Unvested, January 1, 2008	75,000	$0.53
Options granted	--	--
Options vested	--	--
Options cancelled	--	--

Unvested, March 31, 2008	75,000	$0.53

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

As of March 31, 2008, there was $22,613 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2008 – $15,776 and 2009 - $6,837.

Stock options/warrants – During the year ended December 31, 2007 the Company granted stock warrants related to common stock issued in connection with the CBI acquisition totaling 5,220,059 with an exercise price of $2.39 per share for a period of 5 years. These share purchase warrants also contain additional material terms, as described in Note 5.

The following table summarizes information about options/warrants granted during the three months ended March 31, 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2007	14,055,650	$0.76
Options/warrants granted and assumed	5,220,059	2.39
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(20,000)	0.05

Balance, March 31, 2008	19,255,709	$1.20

The Company estimated the fair value of warrants issued in connection with the acquisition of CBI using Binomial lattice pricing model. The following assumptions were used to value these warrants:

Dividend yield	--
Expected volatility	54.61%
Risk-free interest rate	3.02%
Expected life (years)	5
Suboptimal exercise factor	1.5

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2008 and December 31, 2007,

	March 31,	December 31,
	2008	2007

Income tax benefit per financial statements	$(204,101)	$(762,713)
Non-deductible and other	1,449	473
Change in valuation allowance	(724,911)	762,240
Rate change	(22,419)	--
Release of valuation allowance related to acquisition	805,997	--

Income tax benefit	$(143,985)	$--

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Deferred income tax assets:

Net operating loss carryforward	$949,982	$727,864
Option compensation	38,053	34,448

Gross deferred income tax asset	988,035	762,312
Valuation allowance	(37,329)	(762,240)

	950,706	72
Deferred income tax liabilities:

Property, plant & equipment	724	72
Acquisition related liabilities	11,067,191	--

Net deferred income tax liability	$10,117,209	$--

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2008 and December 31, 2007.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal rate with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with EITF 98-11 and SFAS 109, is reflected as an increase to the total purchase price which has been applied to the underlying mineral and Columbus project assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with EITF 98-11 and SFAS 109.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES (continued)

The Company had cumulative net operating losses of approximately $2,714,235 and $2,140,776 as of March 31, 2008 and December 31, 2007, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2028.

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

10.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CBIA has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Mr. Chizmar, Nanominerals Corp. and former officers and directors of CBI.

The DDB Syndicate has leased the DDB Claims to CSM, a wholly owned subsidiary of the Company. The mining lease agreement (the DDB Agreement), between the DDB Syndicate and CSM, provide CSM with a lease, extending for approximately 5 years, with an option to purchase the DDB Claims at any time during the lease period. To maintain the lease rights, CSM must pay the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010, and 2011 respectively. CSM may exercise its option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

The following table summarizes the rental payments under the mining lease agreement:

June 30, 2008	$130,000
June 30, 2009	30,000
June 30, 2010	30,000
June 30, 2011	30,000
Thereafter	--

$220,000

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada under a one year lease term effective September 1, 2007 for $2,200 per month. Subsequent to March 31, 2008, on April 1, 2008, rent amount increased to $4,325 per month for additional office space.

Rental expense, resulting from this operating lease agreement, approximates $6,600 and $0 for the three months ended March 31, 2008 and 2007, respectively.

12.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

13.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2008, the Company purchased services from two major vendors Arrakis, Inc. and NMC that exceeded more than 10% of total purchases and amounted to approximately $343,303 and $105,000, respectively. NMC is considered a related party and is more fully discussed in the related party note that follows.

14.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company utilized the services of NMC to provide technical and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the three months ended March 31, 2008, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $8,175, respectively, for a total of $113,175. At March 31, 2008, the Company had an outstanding balance due to NMC of $37,559.

The company has the mining claim lease for the DDB Claims as further discussed in Note 10.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

On February 20, 2008, we completed the acquisition of Columbus Brine Inc. (“CBI”). A detailed description of our acquisition of CBI is provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

As a result of our acquisition of CBI, we now own 100% of a mineral project located in Esmeralda County, Nevada that we call the “Columbus Project.” As part of the acquisition of CBI, we also acquired an option to acquire a 100% interest in mineral claims covering an additional 23,500 acres located in the same area as the Columbus Project that we call the DDB Claims. Title to the DDB Claims is held by a mining syndicate known as the DDB Syndicate. Each of Douglas D.G. Birnie, our President and Chief Executive Officer, and a member of our Board of Directors, and Lawrence E. Chizmar Jr., currently a member of our Board of Directors (and a former director of CBI), is the owner of a 1/8 interest in the DDB Syndicate. The remaining 6/8 interests in the DDB Syndicate are owned by former officers, directors and affiliates of CBI, Nanominerals Corp. (“Nanominerals”) and certain affiliates of Nanominerals. Nanominerals is our principal shareholder.

In addition to the Columbus Project, we have an interest in a mineral project located in San Bernardino County and Kern County, California that we refer to as the Red Mountain Project. In addition, we own a 100% interest in a mineral claim located in Clark County, Nevada that we refer to as the Ireland Claim.

RECENT CORPORATE DEVELOPMENTS

The following significant developments have occurred since the end of our December 31, 2007 fiscal year:

1.	On February 20, 2008, we completed the acquisition of CBI. See “Overview” above.

2.	Also on February 20, 2008, in connection with the acquisition of CBI, the size of our Board of Directors was increased to four and Lawrence E. Chizmar, Jr. was appointed to our Board of Directors.

3.

On April 21, 2008, we granted to Mr. Chizmar options to purchase 100,000 shares of our common stock pursuant to the 2007 Stock Incentive Plan (the "Non-Qualified Options"), 25,000 of which will vest on June 30, 2008, expiring June 29, 2013, and 75,000 of which will vest on March 19, 2009, expiring March 18, 2014. The Non-Qualified Options will only vest and become exercisable subject to our Compensation Committee (or if there are no active members of the Compensation Committee, a majority of our Board of Directors not including Mr. Chizmar) determining that Mr. Chizmar has, from the grant date to the respective vesting dates, reasonably fulfilled his duties and obligations as a director of the Company.

4.

In April 2008, we received approval from the Bureau of Land Management (“BLM”) to conduct a 28-hole drill program on the Columbus Project. The drill program will consist of a series of 28 holes drilled to depths ranging from 150 feet to 400 feet in depth. The object of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the 5,000 acre area of interest previously discovered by our surface sampling program.

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

The Columbus Project

Our exploration and development program for the Columbus Project currently consists of the following:

1.

Pilot Production Module: We plan to implement a pilot production module on the Columbus Project in order to evaluate the economic feasibility of the project. The pilot production module will consist of a full scale production and processing cycle that we will use to test the commercial viability of the project. If the operation of this pilot production module proves to our satisfaction that the Columbus Project is economically viable, we will seek to expand the pilot production module or construct additional production modules within the mill site. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation.

We currently have a production permit from the Bureau of Land Management (“BLM”) for the Columbus Project. The production permit allows us to commence calcium carbonate production and precious mineral extraction on the 320 acre mine site and 60 acre mill sites located at the Columbus Project at a mine rate of up to 78,000 tons per year. The mine site and mill sites are located on the northern edge of the 5,000 acre area of interest identified by our surface sampling program.

We plan to use an open pit or dredge mining method to extract minerals from the Columbus Project. The material will be mined and slurried to the project facility. Once the material has been slurried, we will use a gravity and spiral concentration process to filter the minerals from the material.

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

2.

Drilling Exploration Program: We have commenced a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability. In April 2008, we received approval from the BLM to conduct a 28-hole drill program on the Columbus Project. The drill program will consist of a series of 28 holes drilled to depths ranging from 150 feet to 400 feet in depth. The object of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the 5,000 acre area of interest previously discovered by our surface sampling program. We anticipate that our currently permitted drilling program, and any future expansions to it, will be completed within the next two years.

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

Cash Requirements

Our estimated expenses for 2008 are as follows:

Columbus Project
• Property Acquisition and Maintenance Costs	$ 210,000
• Drilling Exploration Program and Obtaining Reserve Estimates	626,000
• Plant Facility Upgrades	2,379,250
• Plant Operation	402,000
• Permits	180,000
3,797,250
• Contingency (@ 10%)	379,725
Total for Columbus Project	$ 4,176,975
Red Mountain Project
• Property Acquisition and Maintenance Costs	$60,000
• Permitting Costs	350,000
• Drilling/Sampling Exploration Program	720,000
• Operations	366,000
1,496,000
• Contingency (@ 10%)	149,600
Total for Red Mountain Project	$ 1,645,600
General and Administration
• General and Administration	1,316,400
• Contingency (@ 10%)	131,640
Total for General and Administration	$ 1,448,040
TOTAL	$ 7,270,615

As of March 31, 2008, we had cash in the amount of $7,662,452 and a working capital surplus of $7,432,888. Although this amount is sufficient to meet the anticipated costs for our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(656,357)	(18,187)	3,508.9%
Interest Income	73,206	-	n/a
Income Tax Benefit	143,985	-	n/a
Net Loss	$(439,166)	$(18,187)	2,314.7%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until our mineral properties enter into commercial production, of which there are no assurances. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production with respect to these mineral properties.

Expenses

Our major components of our expenses for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2008	March 31, 2007	Increase / (Decrease)
Mineral exploration and	$196,392	$-	n/a
evaluation expenses
Mineral exploration and	105,000	-	n/a
evaluation expenses –
related party
General and administrative	316,326	18,187	1,639.3%
Depreciation	2,639	-	n/a
Mineral and property holding	36,000	-	n/a
costs
Total Expenses	$656,357	$18,187	3,508.9%

Our operating expenses for the three months ended March 31, 2008 increased greatly as compared to the same period during our 2007 fiscal year. The additional operating expenses for our first fiscal quarter of 2008 are primarily expenses related to the acquisition, exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

“Mineral exploration and evaluation expenses – related party” represent amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects. During the quarter ended March 31, 2008, we incurred fees payable to Nanominerals of $105,000 for technical services and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we accrued $8,175 in respect of reimbursable expenses paid for by Nanominerals. As at March 31, 2008, we were indebted to Nanominerals in the amount of $37,559 for unpaid fees and reimbursable expenses.

The increase in general and administrative expenses is primarily attributable to: (i) increases in the amounts paid as executive compensation; and (ii) an increase in legal expenses incurred by us due to our acquisition of the Columbus Project.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project, the Red Mountain Project and the Ireland Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$8,045,521	$8,909,628	(9.7)%
Current Liabilities	(612,633)	(288,452)	112.4%
Working Capital	$7,432,888	$8,621,176	(13.8)%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows used in Operating Activities	$(895,604)	$(12,781)
Cash Flows used in Investing Activities	(202,549)	-
Cash Flows from Financing Activities	1,000	-
Net Decrease in Cash During Period	$(1,097,153)	$(12,781)

As at March 31, 2008 we had a working capital surplus of $7,432,888 as compared to a working capital surplus of $8,621,176 as at December 31, 2007. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue and only nominal financing during the period; and (ii) we incurred substantial expenses in the acquisition, exploration and development of the Columbus Project.

The increase in cash flows used for investing activities is due to the fact that we purchased our pilot production plant during the three months ended March 31, 2008.

As at March 31, 2008, we were indebted to Nanominerals, our principal shareholder, for $37,559 on account of unpaid mineral exploration and evaluation fees and reimbursable expenses.

Financing Requirements

Although the amounts raised by us through our private placement offerings completed in 2007 is sufficient to meet our anticipated costs for our exploration and development programs for 2008, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. We do not currently have any additional financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. There are no assurances that we will able to obtain financing from alternative sources on terms acceptable to us. If we are not able to obtain additional financing when needed, we will be unable to complete our current plan of operation.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.             RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operations.

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

Although we have obtained sufficient proceeds from our private placements offerings completed in 2007 to meet the anticipated costs of our exploration and development programs during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Our shares constitute a penny stock under the Exchange Act and are expected to remain classified as a penny stock for the foreseeable future. Classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-2 through 15g-9 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

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

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 21, 2008, we granted to Mr. Chizmar options to purchase 100,000 shares of our common stock pursuant to the 2007 Stock Incentive Plan (the "Non-Qualified Options"), 25,000 of which will vest on June 30, 2008, expiring June 29, 2013, and 75,000 of which will vest on March 19, 2009, expiring March 18, 2014. The Non-Qualified Options will only vest and become exercisable subject to our Compensation Committee (or if there are no active members of the Compensation Committee, a majority of our Board of Directors not including Mr. Chizmar) determining that Mr. Chizmar has, from the grant date to the respective vesting dates, reasonably fulfilled his duties and obligations as a director of the Company.

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

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(13)

Exhibit
Number	Description of Exhibit
14.1	Code of Ethics.(10)
16.1	Letter of Telford Sadovnick, PLLC.(12)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.3.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2007.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 15, 2008	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 15, 2008	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)