Form 10-Q
period 2008-06-30
IRELAND INC.
filed 2008-08-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2008, the Registrant had 97,010,087 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007

ASSETS

Current assets
Cash	$6,000,696	$8,759,605
Prepaid expenses	242,941	150,023

Total current assets	6,243,637	8,909,628

Property and equipment, net	2,148,416	290,718
Mineral properties	31,948,053	-
Mineral property acquisition costs	-	1,058,872
Reclamation bonds	860,482	807,000
Deposits	22,200	2,200

Total non-current assets	34,979,151	2,158,790

Total assets	$41,222,788	$11,068,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$470,267	$144,280
Accounts payable - related party	36,350	82,128
Accrued payroll and related taxes	5,333	38,754
Due to related party	23,290	23,290

Total current liabilities	535,240	288,452

Long-term liabilities
Deferred tax liability	9,712,022	-

Total liabilities	10,247,262	288,452

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 97,010,087 and 86,550,000 shares,
respectively, issued and outstanding	97,010	86,550
Additional paid-in capital	34,644,101	13,234,865
Accumulated deficit during exploration stage	(3,765,585)	(2,541,449)

Total stockholders' equity	30,975,526	10,779,966

Total liabilities and stockholders' equity	$41,222,788	$11,068,418

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	643,569	46,000	841,189	46,000	1,188,087
Mineral exploration and evaluation
expenses - related party	235,000	-	340,000	-	1,316,314
General and administrative	323,230	48,853	639,700	67,040	1,398,954
Depreciation	2,806	-	5,445	-	6,117
Mineral and property holding costs	15,000	-	51,000	-	320,500
Mineral and property holding costs -
reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,219,605	94,853	1,877,334	113,040	4,538,972

Loss from operations	(1,219,605)	(94,853)	(1,877,334)	(113,040)	(4,538,972)

Other income:
Interest income	30,820	-	104,026	-	224,215

Total other income	30,820	-	104,026	-	224,215

Loss before income taxes	(1,188,785)	(94,853)	(1,773,308)	(113,040)	(4,314,757)

Income tax benefit	405,187	-	549,172	-	549,172

Net loss	$(783,598)	$(94,853)	$(1,224,136)	$(113,040)	$(3,765,585)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	97,010,087	37,018,792	94,081,491	36,785,690

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2007	86,550,000	$86,550	$13,234,865	$(2,541,449)	$10,779,966

Issuance of common stock
for cash, $0.05 per share
from exercise of options	20,000	20	980	-	1,000

Issuance of common stock in
connection with the acquisition
to the former shareholders of CBI,
$1.92 per share	10,440,087	10,440	19,989,560	-	20,000,000

Fair value of share purchase warrants
issued in connection with the
acquisition of CBI	-	-	1,359,351	-	1,359,351

Amortization of stock options
issued to employee over
vesting period	-	-	39,410	-	39,410

Effect of modification of stock
options issued to the former
shareholder of CBI	-	-	19,935	-	19,935

Net loss, June 30, 2008	-	-	-	(1,224,136)	(1,224,136)

	97,010,087	$97,010	$34,644,101	$(3,765,585)	$30,975,526

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the six months ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,224,136)	$(113,040)	$(3,765,585)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	5,445	-	6,117
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	39,410	6,817	140,727
Changes in operating assets and liabilities:
Prepaid expenses	(242,993)	(950)	(393,016)
Other assets	-	-	(2,200)
Reclamation deposit	(28,762)	(807,000)	(849,762)
Mineral property acquisition costs	(188,791)	-	(1,022,663)
Accounts payable and accrued liabilities	214,803	(27,724)	408,348
Deferred income taxes	(549,172)	-	(549,172)

Net cash used in operating activities	(1,974,196)	(941,897)	(5,998,206)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(785,713)	-	(1,005,485)

Net cash used in investing activities	(785,713)	-	(1,005,485)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,000	4,872,979	13,239,750
Stock issuance costs	-	-	(243,653)
Proceeds from borrowings from related party	-	1,500	8,290

Net cash provided by financing activities	1,000	4,874,479	13,004,387

NET CHANGE IN CASH	(2,758,909)	3,932,582	6,000,696

CASH AT BEGINNING OF PERIOD	8,759,605	11,633	-

CASH AT END OF PERIOD	$6,000,696	$3,944,215	$6,000,696

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock issued for mineral properties	$21,359,351	$-	$21,359,351

Net deferred tax liability assumed	$10,261,194	$-	$10,261,194

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

The Company incurred cumulative net losses of $3,765,585 from operations as of June 30, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”. Upon commencement of production, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probably reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

Property and equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line or unit-of-production methods, as applicable, over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No, 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2008 exploration progress on these properties is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2008 and December 31, 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 17,835,798 and 6,694,521, respectively.

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

For acquired properties, that do not constitute a business as defined in EITF 98-03 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with EITF 98-11 and SFAS 109.

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

New accounting pronouncements – In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities – Including An Amendment Of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Furniture and fixtures	$7,521	$2,698
Computers and equipment	32,274	21,178
Land	30,000	--
Site equipment	7,500	7,500
Construction in progress:
Building	500,000	--
Site improvements	1,039,756	260,014
Site equipment	537,482	--

	2,154,533	291,390
Less accumulated depreciation	6,117	672

	$2,148,416	$290,718

Depreciation expense was $5,445 and $0 for the six months ended June 30, 2008 and 2007, respectively.

3.	RECLAMATION BONDS

Reclamation bonds consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Reclamation bonds	$860,482	$807,000

During the six months ended June 30, 2008, the Company acquired a reclamation bond of $24,720 in connection with the acquisition of CBI and $28,762 for financial guarantee.

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

The mineral property options have been capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 and allocated in accordance with EITF 98-11. Valuation of $225,000 is based on issuance of 30,000,000 shares at $0.0075 which was the share price at the time of the option assignment agreement.

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

The Company estimated the fair value of warrants issued in connection with the acquisition of CBI using Binomial lattice pricing model as further discussed in Note 7.

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

During the six months ended June 30, 2008, the Company’s stockholders’ activities consisted of the following:

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

During the six months ended June 30, 2008, the Company granted stock options as follows:

a)

On April 21, 2008, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $1.60 per share. The options were granted to a director, vest 25% on June 30, 2008 and the remaining 75% on March 19, 2009, and expire on June 29, 2013 and March 18, 2014, respectively.

Expenses for the six months ended June 30, 2008 and 2007 related to granting and vesting of stock options were $39,410 and $0, respectively and are included in general and administrative expense.

Stock options – During the six months ended June 30, 2008, the Company granted stock options to a director totaling 100,000 with a weighted average exercise price of $1.60 per share. As of June 30, 2008 stock options outstanding totaled 4,054,719 with a weighted average exercise price of $0.19 per share.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

On June 27, 2008, the Company extended the term of stock options previously issued to a former shareholder of CBI for 79,719 shares of common stock for an additional 2 years. The Company accounted for the impact of the amended stock option grant as a stock option modification under SFAS 123R. As a result of modification, the Company recognized $19,935 of additional acquisition cost of CBI due to the increase in the fair market value of this stock option grant that was recorded as a reduction of accrued acquisition costs.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2007	5,399,778	$2.36
Options granted and assumed	179,719	1.49
Options expired	--	--
Options cancelled	--	--
Options exercised	(20,000)	0.05

Balance, June 30, 2008	19,435,428	$1.20

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

	2008	2007

Dividend yield	--	--
Expected volatility	56.13%	56.13% to 120.24%
Risk-free interest rate	2.65% to 2.95%	3.62% to 4.05%
Expected life (years)	2 to 6 years	2 to 10

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2008 for $39,410 as of June 30, 2008.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes the status of the Company’s unvested shares as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Number of	Weighted Average
	Shares	Grant Date
		Fair Value
Unvested, January 1, 2008	75,000	$0.53
Options granted	75,000	0.56
Options vested	--	--
Options cancelled	--	--

Unvested, June 30, 2008	150,000	$0.55

As of June 30, 2008, there was $46,743 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2008 – $29,381 and 2009 - $17,362.

The following table summarizes information about options granted during the six months ended June 30, 2008:

Number of Options Granted During 2008	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
--	Equals	$ --	$ -- to $ --	$ --
179,719	Exceeds	$ 1.49	$ 1.36 to $1.60	$ 0.31
--	Less Than	$ --	$ -- to $ --	$ --

179,719	Equals	$ 1.49	$1.36 to $1.60	$ 0.31

Stock options/warrants – During the six months ended June 30, 2008 the Company granted stock warrants related to common stock issued in connection with the CBI acquisition totaling 5,220,059 with an exercise price of $2.39 per share for a period of 5 years. These share purchase warrants also contain additional material terms, as described in Note 5.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes information about options/warrants granted during the six months ended June 30, 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2007	14,055,650	$0.76
Options/warrants granted and assumed	5,399,778	2.36
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(20,000)	0.05

Balance, June 30, 2008	19,435,428	$1.20

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at June 30, 2008 and 2007,

	June 30, 2008	June 30, 2007

Income tax benefit per financial statements	$(621,196)	$(38,434)
Non-deductible and other	3,017	--
Change in valuation allowance	(714,571)	38,434
Rate change	(22,419)	--
Release of valuation allowance related to acquisition	805,997	--

Income tax benefit	$(549,172)	$--

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
Deferred income tax assets:

Net operating loss carryforward	$1,355,169	$727,864
Option compensation	49,255	34,448

Gross deferred income tax asset	1,404,424	762,312
Valuation allowance	(47,669)	(762,240)

	1,356,755	72
Deferred income tax liabilities:

Property, plant & equipment	1,586	72
Acquisition related liabilities	11,067,191	--

Net deferred income tax liability	$9,712,022	$--

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2008 and December 31, 2007.

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

The Company had cumulative net operating losses of approximately $3,871,911 and $2,140,776 as of June 30, 2008 and December 31, 2007, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2028.

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

The Company through its subsidiary CBIA has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Mr. Chizmar, three former officers and directors of CBI, Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of Nanominerals Corp.

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

The following table summarizes the rental payments under the mining lease agreement:

June 30, 2009	$30,000
June 30, 2010	30,000
June 30, 2011	30,000

$90,000

The Company has made $130,000 in rental payments during the six months ended June 30, 2008, which consists of $13,416 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $22,670 to a company controlled by Douglas D.G. Birnie.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada under a one year lease term effective September 1, 2007 for $2,200 per month. On April 1, 2008, rent amount increased to $4,325 per month for additional office space.

Rental expense, resulting from this operating lease agreement, approximates $19,575 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

For the six months ended June 30, 2008, the Company purchased services from two major vendors Arrakis, Inc. and Boart Longyear that exceeded more than 10% of total purchases and amounted to approximately $621,303 and $308,219, respectively.

14.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, the Company utilized the services of NMC to provide technical and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2008, the Company incurred total fees and reimbursements of expenses to NMC of $210,000 and $13,723, respectively, for a total of $223,723. At June 30, 2008, the Company had an outstanding balance due to NMC of $36,350.

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

As a result of our acquisition of CBI, we now own 100% of a mineral project located in Esmeralda County, Nevada that we call the “Columbus Project.” As part of the acquisition of CBI, we also acquired CBI’s rights under a mining lease agreement covering an additional 23,500 acres located in the same area as the Columbus Project that we call the “DDB Claims”. The mining lease agreement for the DDB Claims includes an option to acquire a 100% interest in the DDB Claims. Title to the DDB Claims is held by a mining syndicate known as the DDB Syndicate. Each of Douglas D.G. Birnie, our President, Chief Executive Officer and a member of our Board of Directors, and Lawrence E. Chizmar Jr., a member of our Board of Directors (and a former director of CBI), is the owner of a 1/8 interest in the DDB Syndicate. The remaining 6/8 interests in the DDB Syndicate are owned by former officers, directors and affiliates of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”). Nanominerals is our principal shareholder.

In addition to the Columbus Project, we have an interest in a mineral project located in San Bernardino County and Kern County, California that we refer to as the Red Mountain Project. In addition, we own a 100% interest in a mineral claim located in Clark County, Nevada that we refer to as the Ireland Claim.

RECENT CORPORATE DEVELOPMENTS

The following significant developments have occurred since the end of our last fiscal quarter ended March 31, 2008:

1.

On April 21, 2008, we granted to Lawrence E. Chizmar, Jr., one of our directors, options to purchase 100,000 shares of our common stock pursuant to the 2007 Stock Incentive Plan (the "Non-Qualified Options"), 25,000 of which will vest on June 30, 2008, expiring June 29, 2013, and 75,000 of which will vest on March 19, 2009, expiring March 18, 2014. The Non-Qualified Options will only vest and become exercisable subject to our Compensation Committee (or if there are no active members of the Compensation Committee, a majority of our Board of Directors not including Mr. Chizmar) determining that Mr. Chizmar has, from the grant date to the respective vesting dates, reasonably fulfilled his duties and obligations as a director of the Company.

2.

In April 2008, we received approval from the Bureau of Land Management (the “BLM”) to conduct a 28-hole drill program on the Columbus Project. The drill program will consist of a series of 28 holes drilled to depths ranging from 150 feet to 400 feet in depth. In July 2008, we received approval from the BLM to increase the drill program by an additional 11 holes, bringing the total number of holes to be drilled to 39. The objective of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the 5,000 acre area of interest previously discovered by our surface sampling program. Drilling has been completed on 23 of the total 39 holes to be drilled. We expect to receive the results from initial sample analysis before the end of our September 30, 2008 fiscal quarter. Once this drill program is completed, we expect to have a significantly clearer picture of the potential mineralization of the area of interest that we have identified on the Columbus Project.

3.

In July 2008, the Nevada Department of Environmental Protection (the “NDEP”) approved our application to amend our Water Control Permit for the Columbus Project. The amended permit allows us to mine up to 792,000 tons of raw material per year, a ten-fold increase over the originally permitted tonnage, and increases the depth to which we can mine to 40 feet, up 60% from the original permitted depth of 25 feet. Based on calculations made by SRK Consulting, an international independent consulting and engineering firm hired by the previous claim holders to the Columbus Project, assuming that the mineable material is consistent from the surface to the maximum mineable depth of 40 feet, if the 320 acre area covered by the permit is mined at the maximum allowable rate under the amended permit, we believe that there are sufficient raw materials within the permitted area to allow the mine to be operated continuously for at least 17 years.

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

We currently have a production permit from the Bureau of Land Management (the “BLM”) for the Columbus Project. The production permit allows us to produce calcium carbonate and extract precious minerals on the 320 acre mine site and 60 acre mill sites located at the Columbus Project at a mine rate of up to 792,000 tons per year. The mine site and mill sites are located on the northern edge of the 5,000 acre area of interest identified by our surface sampling program.

We plan to use a dredge mining method to extract minerals from the Columbus Project. The material will be mined and slurried to the project facility. Once the material has been slurried, we will use a gravity concentration process to filter the minerals from the material. The final extraction method will involve acid leaching to recover the minerals from the materials.

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

2.

Drilling Exploration Program: We have commenced a drilling program on the Columbus Project in order to determine whether there are sufficient reserves on the Columbus Project for economic viability. In April 2008, we received approval from the BLM to conduct a 28-hole drill program on the Columbus Project. In July 2008, the BLM approved our application to increase the drill program to 39 holes. The holes will be drilled to depths ranging from 150 feet to 400 feet in depth. The objective of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the 5,000 acre area of interest previously discovered by our surface sampling program. We have completed drilling on 23 holes and expect to receive the results of initial sample analyses from independent laboratories before the end of our September 30, 2008 fiscal quarter.

We anticipate spending approximately $4,176,975 on the above exploration and development program for the Columbus Project in 2008.

The Red Mountain Project

Our exploration and development program for the Red Mountain Project currently consists of the following:

1.

Comprehensive Project Report: A comprehensive project report on the Red Mountain Project has been prepared for us by an independent geological consultant. This report includes a review, summary and analysis of the mining history of the area and previous exploration work done on the project area. Based on the previous exploration work done on the region and on the specific project area, the consulting geologist recommended that additional exploration work be conducted on the Red Mountain Project. We expect the project report to be updated once our sampling and drilling program has been completed and the results of that program have been analyzed.

2.

Sampling and Drilling Program: We have initiated a surface sampling program on the Red Mountain Project and we are planning to initiate a drilling program on the Red Mountain Project before the end of our 2008 fiscal year. We hope to submit our initial drill permit application in

2008. The drill locations will be determined by further analysis of the project data, which is currently underway.

We anticipate that we will spend approximately $1,645,600 on our exploration program for the Red Mountain Project in 2008.

Cash Requirements

Our estimated expenses for 2008 are as follows:

Columbus Project
- Property Acquisition and Maintenance Costs	$210,000
- Drilling Exploration Program and Obtaining Reserve Estimates	626,000
- Plant Facility Upgrades	2,379,250
- Plant Operation	402,000
- Permits	180,000
3,797,250
Contingency (@ 10%)	379,725
Total for Columbus Project	$4,176,975
Red Mountain Project
- Property Acquisition and Maintenance Costs	$60,000
- Permitting Costs	350,000
- Drilling/Sampling Exploration Program	720,000
- Operations	366,000
1,496,000
- Contingency (@ 10%)	149,600
Total for Red Mountain Project	$1,645,600
General and Administration
- General and Administration	1,316,400
- Contingency (@ 10%)	131,640
Total for General and Administration	$1,448,040
TOTAL	$7,270,615

As of June 30, 2008, we had cash in the amount of $6,000,696 and a working capital surplus of $5,708,397. Although this amount is sufficient to meet the anticipated costs for our exploration and development programs for the remainder of our 2008 fiscal year, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended June 30		Percentage	Six Months Ended June 30		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	$(1,219,605)	$(94,853)	1,185.8%	$(1,877,334)	$(113,040)	1,560.8%

Interest Income	$30,820	$-	n/a	$104,026	$-	n/a
Income Tax Benefit	$405,187	$-	n/a	$549,172	$-	n/a
Net Loss	$(783,598)	$(94,853)	726.1%	$(1,224,136)	$(113,040)	982.9%

We have not earned any operational revenues since our inception and we do not anticipate earning revenues until our mineral properties enter into commercial production, of which there are no assurances. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production with respect to these mineral properties.

Operating Expenses

The major components of our operating expenses for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30		Percentage	Six Months Ended June 30		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Mineral exploration and evaluation expenses	$643,569	$46,000	1,299.1%	$841,189	$46,000	1,728.7%
Mineral exploration and evaluation expenses – related party	$235,000	$-	n/a	$340,000	$-	n/a
General and administrative	$323,230	$48,853	561.6%	$639,700	$67,040	854.2%
Depreciation	$2,806	$-	n/a	$5,445	$-	n/a
Mineral and property holding costs	$15,000	$-	n/a	$51,000	$-	n/a
Total Expenses	$1,219,605	$94,853	1,185.8%	$1,877,334	$113,040	1,560.8%

Our operating expenses for the second quarter ended June 30, 2008 increased greatly as compared to the same period during our 2007 fiscal year. The additional operating expenses for our second fiscal quarter of 2008 are primarily expenses related to the exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties. During the six months ended June 30, 2008, we incurred fees payable to Nanominerals of $210,000 for technical services and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we accrued $13,723 in respect of reimbursable expenses paid for by Nanominerals. As at June 30, 2008, we were indebted to Nanominerals in the amount of $36,350 for unpaid fees and reimbursable expenses. We made $130,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar (a member of our Board of Directors and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $130,000 in rental payments made to the DDB Syndicate consisted of $13,416 paid to each member of the DDB Syndicate, including $22,670 paid to a company controlled by Mr. Birnie for the reimbursement of legal and government filing fees related to DDB Claims.

The increase in general and administrative expenses is primarily attributable to: (i) increases in the amounts paid as executive compensation; and (ii) an increase in legal expenses incurred by us.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project, the Red Mountain Project and the Ireland Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$6,243,637	$8,909,628	(29.9%	)
Current Liabilities	$(535,240)	$(288,452)	85.6%
Working Capital	$5,708,397	$8,621,176	(33.8%	)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows used in Operating Activities	$(1,974,196)	$(941,897)
Cash Flows used in Investing Activities	$(785,713)	$-
Cash Flows from Financing Activities	$1,000	$4,874,479
Net (Decrease) Increase in Cash During Period	$(2,758,909)	$3,932,582

As at June 30, 2008 we had a working capital surplus of $5,708,397 as compared to a working capital surplus of $8,621,176 as at December 31, 2007. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue and only nominal financing during the period; and (ii) we incurred substantial expenses in the acquisition, exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

The increase in cash flows used for investing activities is due to the fact that we purchased our pilot production plant during the six months ended June 30, 2008.

As at June 30, 2008, we were indebted to Nanominerals, our principal shareholder, for $36,350 on account of unpaid mineral exploration and evaluation fees and reimbursable expenses.

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

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues.” Upon commencement of production, the claims will be amortized using the unit-of-production method over the life of the claim. If we do not continue with exploration after the completion of a feasibility study, the claims will be expensed at that time.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Mineral Property Acquisition Costs

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to begin our pilot production operations on the Columbus Project by the end of our 2008 fiscal year. This pilot production module is designed to evaluate the economic feasibility of the Columbus Project. However, we have not yet established any probable or proven reserves and our activities continue to be exploratory in nature. We can not provide any assurances that the Columbus Project will turn out to be commercially viable.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs for our mineral projects.

Although we have obtained sufficient proceeds from our private placements offerings completed in 2007 to meet the anticipated costs of our exploration and development programs for 2008, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully reach commercial production.

Our optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place those mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Even if we can successfully reach commercial production, any change to mining laws or regulations or levy of additional taxes in the future may make our planned production process nonviable economically.

Several bills have been introduced by the US federal government that would levy resource taxes on mineral exploration companies. Any levy of additional taxes would have an adverse effect on our business. In addition, laws and regulations governing the exploration of mineral properties and the mining process are subject to change. Changes to mining laws and regulations that would have the effect of increasing the cost of mineral exploration and mining activities would adversely impact our business.

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

SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(4)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(3)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nano Minerals Corp., the Company and Lorrie Archibald.(3)
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)

Exhibit
Number	Description of Exhibit
10.10	Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)
10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(13)
14.1	Code of Ethics.(10)
16.1	Letter of Telford Sadovnick, PLLC.(12)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.3.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2007.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: August 14, 2008	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)