Form 10-Q
period 2008-09-30
IRELAND INC.
filed 2008-11-13
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
|registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]    No [   ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2008, the Registrant had 97,010,087 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

2

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007

ASSETS

Current assets
Cash	$4,049,737	$8,759,605
Prepaid expenses	73,964	150,023

Total current assets	4,123,701	8,909,628

Property and equipment, net	3,016,399	290,718
Mineral properties	31,948,053	-
Mineral property acquisition costs	-	1,058,872
Reclamation bonds	860,482	807,000
Deposits	22,200	2,200

Total non-current assets	35,847,134	2,158,790

Total assets	$39,970,835	$11,068,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$237,561	$144,280
Accounts payable - related party	120,459	82,128
Accrued payroll and related taxes	18,878	38,754
Due to related party	23,290	23,290

Total current liabilities	400,188	288,452

Long-term liabilities
Deferred tax liability	9,319,056	-

Total liabilities	9,719,244	288,452

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 97,010,087 and 86,550,000 shares,
respectively, issued and outstanding	97,010	86,550
Additional paid-in capital	34,639,396	13,234,865
Accumulated deficit during exploration stage	(4,484,815)	(2,541,449)

Total stockholders' equity	30,251,591	10,779,966

Total liabilities and stockholders' equity	$39,970,835	$11,068,418

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	741,530	21,810	1,569,299	67,810	1,916,197
Mineral exploration and evaluation
expenses - related party	111,459	867,125	465,181	867,125	1,441,495
General and administrative	262,225	62,851	901,621	129,892	1,660,875
Depreciation	3,986	14	9,431	14	10,103
Mineral and property holding costs	15,000	169,500	66,000	169,500	335,500
Mineral and property holding costs -
reimbursed to related party	-	295,000	-	295,000	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,134,200	1,416,300	3,011,532	1,529,341	5,673,170

Loss from operations	(1,134,200)	(1,416,300)	(3,011,532)	(1,529,341)	(5,673,170)

Other income:
Interest income	22,003	30,021	126,028	30,021	246,217

Total other income	22,003	30,021	126,028	30,021	246,217

Loss before income taxes	(1,112,197)	(1,386,279)	(2,885,504)	(1,499,320)	(5,426,953)

Income tax benefit	392,966	-	942,138	-	942,138

Net loss	$(719,231)	$(1,386,279)	$(1,943,366)	$(1,499,320)	$(4,484,815)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	97,010,087	62,385,783	95,064,815	45,412,828

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2007	86,550,000	$86,550	$13,234,865	$(2,541,449)	$10,779,966

Issuance of common stock
for cash, $0.05 per share
from exercise of options	20,000	20	980	-	1,000

Issuance of common stock in
connection with the acquisition
to the former shareholders of CBI,
$1.92 per share	10,440,087	10,440	19,989,560	-	20,000,000

Fair value of share purchase warrants
issued in connection with the
acquisition of CBI	-	-	1,359,351	-	1,359,351

Amortization of stock options
issued to employee over
vesting period	-	-	39,410	-	39,410

Effect of modification of stock
options issued to a nonemployee
former shareholder of CBI	-	-	19,935	-	19,935

Amortization of stock options
issued to director over
vesting period	-	-	16,307	-	16,307

Change in estimate of option
forfeitures	-	-	(21,012)	-	(21,012)

Net loss, September 30, 2008	-	-	-	(1,943,366)	(1,943,366)

	97,010,087	$97,010	$34,639,396	$(4,484,815)	$30,251,591

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the nine months ended		through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,943,366)	$(1,499,320)	$(4,484,815)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	9,431	14	10,103
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	34,705	6,817	136,022
Changes in operating assets and liabilities:
Prepaid expenses	(74,016)	(207,700)	(224,039)
Other assets	-	(2,200)	(2,200)
Reclamation deposit	(28,762)	(807,000)	(849,762)
Mineral property acquisition costs	(188,791)	(500,000)	(1,022,663)
Accounts payable and accrued liabilities	79,751	198,689	273,296
Deferred income taxes	(942,138)	-	(942,138)

Net cash used in operating activities	(3,053,186)	(2,810,700)	(7,077,196)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,657,682)	(800)	(1,877,454)

Net cash used in investing activities	(1,657,682)	(800)	(1,877,454)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,000	12,387,475	13,239,750
Stock issuance costs	-	(201,110)	(243,653)
Proceeds from borrowings from related party	-	1,500	8,290

Net cash provided by financing activities	1,000	12,187,865	13,004,387

NET CHANGE IN CASH	(4,709,868)	9,376,365	4,049,737

CASH AT BEGINNING OF PERIOD	8,759,605	11,633	-

CASH AT END OF PERIOD	$4,049,737	$9,387,998	$4,049,737

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock issued for mineral properties	$21,359,351	$-	$21,359,351

Net deferred tax liability assumed	$10,261,194	$-	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2007 of Ireland Inc. (the “Company”).

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

Description of business – The Company is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the acquisition and exploration of mining properties. Upon identification of commercially minable reserves, the Company expects to actively prepare the site for its extraction and enter a development stage.

History – The Company was incorporated on February 20, 2001 under the laws of the State of Nevada under the name Merritt Ventures Corp. On December 19, 2005, the Company changed its name to Ireland Inc.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company incurred cumulative net losses of $4,484,815 from operations as of September 30, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary incorporated for the sole purpose of completing an acquisition, CBI Acquisition, Inc. (CBIA). CBIA was formed on December 19, 2007. CBIA has a wholly-owned single-member LLC subsidiary Columbus Salt Marsh LLC (CSM). Rand Metals LLC (Rand) was formed by the Company on May 1, 2008 for purposes of potential future acquisitions and has activity related to exploration of the Red Mountain Project.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”. Upon commencement of production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2008 exploration progress on these properties is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Fair value of financial instruments – The Company’s financial instruments consist of accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2008 and December 31, 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 18,372,900 and 6,694,521, respectively.

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

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share- Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

New accounting pronouncements – The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by the existing APB 14. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP may have on the financial position, results of operations and cash flows of the Company.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities – Including An Amendment Of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Furniture and fixtures	$7,521	$2,698
Computers and equipment	32,274	21,178
Land	30,000	--
Site equipment	7,500	7,500
Vehicles	23,595	--
Construction in progress:
Building	500,000	--
Site improvements	1,744,426	260,014
Site equipment	681,186	--

	3,026,502	291,390
Less accumulated depreciation	10,103	672

	$3,016,399	$290,718

Depreciation expense was $9,431 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

3.	RECLAMATION BONDS

Reclamation bonds consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Reclamation bonds	$860,482	$807,000

During the nine months ended September 30, 2008, the Company acquired a reclamation bond of $24,720 in connection with the acquisition of CBI and $28,762 for financial guarantee.

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

At such time an option transaction is completed the option cost will continue to be included in the overall acquisition cost of the underlying mineral properties. If the Company does not complete an option transaction or the underlying mineral properties are considered impaired, the acquisition cost will be either written down or expensed at that time.

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

$32,220,545

In accordance with EITF 98-11 the purchase price of $32 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Arden Salvage Company) and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

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

Pursuant to the terms of the acquisition of CBI, the Company issued an aggregate of 10,440,087 shares of common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years. Each warrant provides the holder with a cashless right of exercise. If the holder chooses to utilize this cashless exercise right, the total number of shares that the holder will be entitled to exercise will be determined by the following formula: [( A – B ) C ] ÷ A where:

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

The Company estimated the fair value of warrants issued in connection with the acquisition of CBI using the Binomial lattice pricing model as further discussed in Note 7.

The Company applied EITF 98-03 with regard to the acquisition of the Columbus Project. The Company determined that the acquisition of the Columbus Project did not constitute an acquisition of a business, as that term is defined in EITF 98-03, and the Company recorded the acquisition as a purchase of assets.

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

During the nine months ended September 30, 2008, the Company’s stockholders’ equity activity consisted of the following:

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

The value of the warrants issued in connection with the CBI acquisition option contain a cashless exercise provision and are callable by the Company based upon certain conditions which are defined in Note 5 related to the acquisition. The fair market valuation of the warrants was computed using the binomial lattice method and were allocated to the acquisition cost of the project. The fair market value of the warrants was computed based on the following assumptions:

Dividend yield	--
Expected volatility	54.61%
Risk-free interest rate	3.02%
Suboptimal exercise factor (call price)	1.5 times
Imputed life (years)	4.88

8.	STOCK OPTION PLAN AND WARRANTS

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

During the nine months ended September 30, 2008, the Company granted stock options as follows:

a)

On April 21, 2008, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $1.60 per share. The options were granted to a director, vest 25% on June 30, 2008 and the remaining 75% on March 19, 2009, and expire on June 29, 2013 and March 18, 2014, respectively.

Expenses for the nine months ended September 30, 2008 and 2007 related to the granting and vesting of stock options were $34,705 and $0, respectively and are included in general and administrative expense.

Stock options – During the nine months ended September 30, 2008, the Company granted stock options to a director totaling 100,000 with a weighted average exercise price of $1.60 per share.

Subsequent to September 30, 2008, on November 4, 2008 a director of the Company provided a notice of immediate resignation. As a result of the resignation, the options granted to the director that were unvested as of the date of resignation were forfeited. The Company accounted for the impact of the forfeiture under SFAS 123R. As a result of the resignation, the Company adjusted estimated forfeitures and reduced the expense recognized related to vesting of stock options by $22,012.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

As of September 30, 2008 stock options outstanding totaled 3,979,719 with a weighted average exercise price of $0.16 per share.

On June 27, 2008, the Company extended the term of stock options previously issued to a nonemployee former shareholder of CBI for 79,719 shares of common stock for an additional 2 years. The Company accounted for the impact of the amended stock option grant as a stock option modification under SFAS 123R. As a result of modification, the Company recognized $19,935 of additional acquisition cost of CBI due to the increase in the fair market value of this stock option grant that was recorded as a reduction of accrued acquisition costs.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2007	3,895,000	$0.13
Granted and assumed	179,719	1.49
Expired	--	--
Forfeitures	(75,000)	1.60
Exercised	(20,000)	0.05

Balance, September 30, 2008	3,979,719	$0.16

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the status of the Company’s unvested shares as of September 30, 2008 and changes during the nine months ended September 30, 2008:

	Number of	Weighted Average
	Shares	Grant Date
		Fair Value
Unvested, January 1, 2008	75,000	$0.52
Granted	75,000	0.56
Vested	(37,500)	0.52
Forfeitures	(75,000)	0.56

Unvested, September 30, 2008	37,500	$0.52

As of September 30, 2008, there was $9,405 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2008 – $2,568 and 2009 - $6,837.

The following table summarizes information about options granted during the nine months ended September 30, 2008:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2008	On Grant Date	Price	Price	Value
--	Equals	$ --	$ -- to $ --	$ --
179,719	Exceeds	$ 1.49	$ 1.36 to $1.60	$ 0.31
--	Less Than	$ --	$ -- to $ --	$ --

179,719	Exceeds	$ 1.49	$1.36 to $1.60	$ 0.31

Stock options/warrants – During the nine months ended September 30, 2008 the Company granted stock warrants related to common stock issued in connection with the CBI acquisition totaling 5,220,059 with an exercise price of $2.39 per share for a period of 5 years. These share purchase warrants also contain additional material terms, as described in Note 5.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2007	14,055,650	$0.76
Options/warrants granted and assumed	5,399,778	2.36
Options/warrants expired	--	--
Options/warrants forfeitures	(75,000)	1.60
Options/warrants exercised	(20,000)	0.05

Balance, September 30, 2008	19,360,428	$1.20

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at September 30, 2008 and 2007,

	September 30,	September 30,
	2008	2007

Income tax benefit per financial statements	$(1,012,093)	$(509,769)
Non-deductible and other	5,521	--
Change in valuation allowance	(719,144)	509,769
Rate change	(22,419)	--
Release of valuation allowance related to acquisition	805,997	--

Income tax benefit	$(942,138)	$--

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
Deferred income tax assets:

Net operating loss carryforward	$1,748,135	$727,864
Option compensation	47,608	34,448

Gross deferred income tax asset	1,795,743	762,312
Valuation allowance	(43,096)	(762,240)

	1,752,647	72
Deferred income tax liabilities:

Property, plant & equipment	4,512	72
Acquisition related liabilities	11,067,191	--

Net deferred income tax liability	$9,319,056	$--

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2008 and December 31, 2007.

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

The Company had cumulative net operating losses of approximately $4,994,670 and $2,140,776 as of September 30, 2008 and December 31, 2007, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2028.

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

$90,000

The Company has made $130,000 in rental payments during the nine months ended September 30, 2008, which consists of $13,416 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $22,670 to a company controlled by Douglas D.G. Birnie.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2007 and the Company continues to rent the existing space under month-to-month terms for $4,325 per month.

Rental expense, resulting from this operating lease agreement, approximates $32,550 and $2,200 for the nine months ended September 30, 2008 and 2007, respectively.

12.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation for up to $250,000 per financial institution.

13.	CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2008, the Company purchased services from two major vendors Arrakis, Inc. and Boart Longyear that exceeded more than 10% of total purchases and amounted to approximately $1,060,032 and $702,314, respectively.

14.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, the Company utilized the services of NMC to provide technical and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2008, the Company incurred total fees and reimbursements of expenses to NMC of $315,000 and $20,181, respectively, for a total of $335,181.

At September 30, 2008, the Company had an outstanding balance due to NMC of $111,459. The Company also had an outstanding balance for accrued compensation to Mr. Birnie, its executive officer of $9,000, payable to a company wholly owned by Mr. Birnie. Accounts payable – related party totaled $120,459 as of September 30, 2008.

The company has the mining claim lease for the DDB Claims as further discussed in Note 10.

15.	SUBSEQUENT EVENTS

On October 31, 2008, the Company extended the term of the options granted to certain of the Company’s officers, directors and consultant for an additional 3 years. Other than extending the term for which the options granted may be exercised by the respective optionees, no other amendments were made.

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

As a result of our acquisition of CBI, we now own 100% of a mineral project located in Esmeralda County, Nevada, near Tonopah, that we call the “Columbus Project.” As part of the acquisition of CBI, we also acquired CBI’s rights under a mining lease agreement covering an additional 23,500 acres located in the same area as the Columbus Project that we call the “DDB Claims”. The mining lease agreement for the DDB Claims includes an option to acquire a 100% interest in the DDB Claims. Title to the DDB Claims is held by a mining syndicate known as the DDB Syndicate. Each of Douglas D.G. Birnie, our President, Chief Executive Officer and a member of our Board of Directors, and Lawrence E. Chizmar, Jr., a former member of our Board of Directors (and a former director of CBI), is the owner of a 1/8 interest in the DDB Syndicate. The remaining 6/8 interests in the DDB Syndicate are owned by former officers, directors and affiliates of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”). Nanominerals is our principal shareholder.

In addition to the Columbus Project, we have an interest in a mineral project located in San Bernardino County and Kern County, California that we refer to as the Red Mountain Project. In addition, we own a 100% interest in a mineral claim located in Clark County, Nevada that we refer to as the Ireland Claim.

RECENT CORPORATE DEVELOPMENTS

The following significant developments have occurred since the end of our last fiscal quarter ended June 30, 2008:

1.

In September 2008, we completed drilling on a 39-hole exploratory drilling program at the Columbus Project. Samples, which were collected in accordance with strict chain-of-custody parameters, have been delivered to two independent laboratories for analysis. The laboratories are expected to complete their analyses and submit their findings to the Company over the next few months.

2.

In October 2008, we completed the installation of, and commenced operations at, our pilot production plant located at the Columbus Project. The pilot production plant will be operated as part of our pre- feasibility program designed to evaluate the commercial feasibility of the Columbus Project. A diagram and description outlining the pilot production process for the Columbus Project is attached as an exhibit to this Quarterly Report.

3.	On November 4, 2008, Lawrence E. Chizmar, Jr. resigned from our Board of Directors due to personal health reasons. There were no disagreements between us and Mr. Chizmar relating to our operations,

policies, practices or otherwise. A replacement to fill the vacancy in our Board caused by Mr. Chizmar’s resignation has not yet been chosen.

PLAN OF OPERATION

During our 2008 fiscal year, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project. To provide Ireland with maximum financial flexibility, we have adjusted our capital expenditure budget for 2008. Accordingly, we have elected to postpone the drilling program at the Red Mountain Project. We continue to believe that the Red Mountain Project is an excellent prospect for us.

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

The Columbus Project

Our exploration and development program for the Columbus Project currently consists of the following:

1.

Pilot Production Module: The installation of our pilot production plant at the Columbus Project was completed in October 2008 and the pilot production plant is currently in operation. The pilot production process consists of a full scale production and processing circuit that we will use to test the commercial viability of the project. If the operation of this pilot production process proves to our satisfaction that the Columbus Project is economically viable, we will seek to expand the production process or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation. A diagram and description outlining the pilot production process for the Columbus Project is attached as an exhibit to this Quarterly Report.

We currently have a production permit from the Bureau of Land Management (the “BLM”) for the Columbus Project. The production permit allows us to produce calcium carbonate and extract precious minerals on the 320 acre mine site and 60 acres of mill sites claims located at the Columbus Project at a mine rate of up to 792,000 tons per year. The mine site and mill sites are located on the northern edge of the 5,000 acre area of interest identified by our surface sampling program.

We plan to use a dredge mining method to extract minerals from the Columbus Project. The material will be mined and slurried to the project facility. Once the material has been slurried, we will use a gravity concentration process to filter the minerals from the material. The final extraction method will involve acid leaching to recover the minerals from the materials.

We anticipate that we will continue to operate our pilot production plant on an ongoing basis unless our production process is proven to be commercially unviable.

Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation and operation of a pilot production circuit for the Columbus Project, we have not yet established any probable or proven reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project.

2.

Drilling Exploration Program: Drilling on our 39-hole drilling program for the Columbus Project has been completed. The goal of this drilling program is to determine whether there are sufficient reserves on the Columbus Project for economic viability. In April 2008, we received approval from the BLM to conduct a 28-hole drill program on the Columbus Project. In July 2008, the BLM approved our application to increase the drill program to 39 holes. The holes were drilled to depths ranging from 150 feet to 400 feet in depth. The objective of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the 5,000 acre area of interest previously discovered by our surface sampling program. We have completed drilling on all 39 holes and expect to receive the results of initial sample analyses from independent laboratories within the next few months.

We anticipate spending approximately $943,525 on the above exploration and development program for the Columbus Project in the last quarter of 2008.

The Red Mountain Project

Our exploration and development program for the Red Mountain Project currently consists of the following:

1.

Comprehensive Project Report: A comprehensive project report on the Red Mountain Project has been prepared for us by an independent geological consultant. This report includes a review, summary and analysis of the mining history of the area and previous exploration work done on the project area. Based on the previous exploration work done on the region and on the specific project area, the consulting geologist recommended that additional exploration work be conducted on the Red Mountain Project. We expect the project report to be updated once our sampling program has been completed and the results of that program have been analyzed.

2.

Sampling and Drilling Program: We have initiated a surface sampling program on the Red Mountain Project. We have postponed the drilling program on the Red Mountain Project until we obtain additional financing. See “Financing Requirements”.

We anticipate that we will spend approximately $106,700 on our exploration program for the Red Mountain Project in the last quarter of 2008.

Cash Requirements

Our estimated expenses for the fourth quarter of 2008 are as follows:

Columbus Project
• Drilling Exploration Program and Obtaining Reserve Estimates	$ 250,500
• Plant Facility Upgrades and Operations	602,750
• Permits	4,500
857,750
• Contingency (@ 10%)	85,775
Total for Columbus Project	$ 943,525
Red Mountain Project
• Property Acquisition and Maintenance Costs	$ 22,500
• Sampling Exploration Program	74,500
97,000
• Contingency (@ 10%)	9,700
Total for Red Mountain Project	$ 106,700
General and Administration
• General and Administration	325,250
• Contingency (@ 10%)	32,525
Total for General and Administration	$ 357,775
TOTAL Expenses	$ 1,408,000

Capital Expenditures	$ 100,000

Total Cash Expenditures	$ 1,508,000

As of September 30, 2008, we had cash in the amount of $4,049,737 and a working capital surplus of $3,723,513. Although this amount is sufficient to meet the anticipated costs for our exploration and development programs for the remainder of our 2008 fiscal year, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating	$(1,134,200)	$(1,416,300)	(19.9)%	$(3,011,532)	$(1,529,341)	96.9%
Expenses
Interest Income	$22,003	$30,021	(26.7)%	$126,028	$30,021	319.8%
Income Tax	$392,966	$-	n/a	$942,138	$-	n/a
Benefit
Net Loss	$(719,231)	$(1,386,279)	(48.1)%	$(1,943,366)	$(1,499,320)	29.6%

We have not earned any operational revenues since our inception and we do not anticipate earning revenues until our mineral properties enter into commercial production, of which there are no assurances. Our pilot production plant at the Columbus Project is currently being operated for pre-feasibility testing purposes only. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production with respect to these mineral properties.

Operating Expenses

The major components of our operating expenses for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Mineral exploration and	$741,530	$21,810	3,300.0%	$1,569,299	$67,810	2,214.3%
evaluation expenses
Mineral exploration and	111,459	867,125	(87.1)%	465,181	867,125	(46.3)%
evaluation expenses –
related party
General and	262,225	62,851	317.2%	901,621	129,892	594.1%
administrative
Depreciation	3,986	14	28,371.4%	9,431	14	67,264.3%

Mineral and property	15,000	169,500	(91.2)%	66,000	169,500	(61.1)%
holding costs
Mineral and property	-	295,000	n/a	-	295,000	n/a
holding costs–
reimbursed to related
party
Total Expenses	$1,134,200	$1,416,300	(19.9)%	$3,011,532	$1,529,341	96.9%

Our operating expenses for the third quarter ended September 30, 2008 increased greatly as compared to the same period during our 2007 fiscal year. The additional operating expenses for our third fiscal quarter of 2008 are primarily expenses related to the exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During the nine months ended September 30, 2008, we incurred fees payable to Nanominerals of $315,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $20,181 in respect to reimbursable expenses paid for by Nanominerals. At September 30, 2008, we were indebted to Nanominerals in the amount of $111,459 for unpaid fees and reimbursable expenses.

During the nine months ended September 30, 2008, we made $130,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar, a former member of our Board of Directors (and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $130,000 in rental payments made to the DDB Syndicate consisted of $13,416 paid to each member of the DDB Syndicate, plus an additional $22,670 paid to a company controlled by Mr. Birnie for the reimbursement of expenses related to exploration work done on the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $9,000, payable to a company controlled by Mr. Birnie.

The increase in general and administrative expenses is primarily attributable to: (i) increases in the amounts paid as executive compensation; (ii) an increase in legal and accounting expenses incurred by us; (iii) increased professional and administrative expenses associated with the administration of the Columbus Project; and (iv) an overall increase in company activity.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project, the Red Mountain Project and the Ireland Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$4,123,701	$8,909,628	(53.7%	)
Current Liabilities	$(400,188)	$(288,452)	38.7%
Working Capital	$3,723,513	$8,621,176	(56.8%	)

Cash Flows
		Nine Months Ended	Nine Months Ended
		September 30, 2008	September 30, 2007
Cash Flows used in Operating Activities		$(3,053,186)	$(2,810,700)
Cash Flows used in Investing Activities		$(1,657,682)	$(800)
Cash Flows from Financing Activities		$1,000	$12,187,865
Net (Decrease) Increase in Cash During Period		$(4,709,868)	$9,376,365

At September 30, 2008 we had a working capital surplus of $3,723,513 as compared to a working capital surplus of $8,621,176 at December 31, 2007. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue and only nominal financing during the period; and (ii) we incurred substantial expenses in the acquisition, exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

The increase in cash flows used for investing activities is due to purchase of plant and equipment for our pilot production plant during the nine months ended September 30, 2008.

Financing Requirements

Although the amounts raised by us through our private placement offerings completed in 2007 is sufficient to meet the anticipated costs for our exploration and development programs for the remainder of 2008, the actual costs of completing those programs may be greater than anticipated. In addition, in order to fully complete our planned exploration and development programs, we will need to obtain additional financing. We expect to seek out additional financing sometime in the first half of 2009.

We do not currently have any additional financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our future needs or on terms that are acceptable to us. If we are not able to obtain additional financing when needed, we may be required adjust our exploration and development plans depending upon our existing capital resources.

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

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues.” Upon commencement of production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of a feasibility study, the mineral rights will be expensed at that time.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Mineral Property Acquisition Costs

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2008, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, have concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the third quarter of 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Although we have begun operation of a pilot production module for the Columbus Project, there is no assurance that this project is commercially feasible.

We have begun pilot production operations on the Columbus Project. This pilot production module is designed to evaluate the economic feasibility of the Columbus Project. However, we have not yet established any probable or proven reserves and our activities continue to be exploratory in nature. We can not provide any assurances that the Columbus Project will turn out to be commercially viable.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs for our mineral projects.

Although we have obtained sufficient proceeds from our private placements offerings completed in 2007 to meet the anticipated costs of our exploration and development programs for the remainder of 2008, the actual costs of completing those programs may be greater than anticipated. In addition, in order to fully complete our planned exploration and development programs, we will need to obtain additional financing. We expect to seek out additional financing sometime in the first half of 2009. However, there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Our shares are currently traded on the over the counter market, with quotations entered for our common stock on the OTC Bulleting Board under the symbol “IRLD.” However, the volume of trading in our common stock is currently limited. As a result, holders of our common stock may have difficulty selling their shares.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Amendment to Option Grants to Executive Officers and Directors

On October 31, 2008, our Board of Directors unanimously resolved to extend the term of the options granted to our officers and directors for an additional 3 years as follows:

Optionee	Office	No. of Options	Exercise Price	Expiry Date
Douglas D.G Birnie	Chief Executive Officer, President, Secretary and Director	2,200,000	$0.05	March 30, 2012
Robert D. McDougal	Chief Financial Officer, Treasurer and Director	500,000	$0.05	March 30, 2012
Michael A. Steele	Director	500,000	$0.05	March 30, 2012

Other than extending the term for which the options granted may be exercised by the respective optionees listed above, no other amendments were made.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(4)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(3)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald.(3)
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10

Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(13)
14.1	Code of Ethics.(10)
16.1	Letter of Telford Sadovnick, PLLC.(12)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Diagram of Columbus Project Pilot Production Process.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.

(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2007.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: November 13, 2008	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)