Form 10-K
period 2008-12-31
IRELAND INC.
filed 2009-03-26
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $50,234,582 as of June 30, 2008, based on an average of the closing bid of $0.91 and the closing ask of $0.98 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2009, the Registrant had 97,010,087 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                BUSINESS.

General

We are a minerals exploration and development company focused on the discovery and extraction of precious metals from mineral deposits in the Southwestern United States.

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada that we call the “Columbus Project.” We acquired the Columbus Project through the acquisition of Columbus Brine Inc. (“CBI”), which was merged into our wholly owned subsidiary incorporated for the sole purpose of completing the acquisition, CBI Acquisition, Inc. A description of the consideration paid to the former stockholders of CBI is provided in the description of the Columbus Project contained in Item 2 of this Annual Report.

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California that we call the “Red Mountain Project,” and we are the owners of a mineral property located in Clark County, Nevada known as the “Ireland Claim.”

Recent Corporate Developments

The following significant developments have occurred since the end of our last fiscal quarter ended September 30, 2008:

1.

In October 2008, we completed the installation of, and commenced operations at, our pilot production plant located at the Columbus Project. The pilot production plant is being operated as part of our pre- feasibility program designed to test the commercial viability of mining and extracting precious metals from the Columbus Project. A diagram and description outlining the pilot production process for the Columbus Project is attached as an exhibit to this Annual Report.

2.

On October 31, 2008, our Board of Directors unanimously resolved to extend the term of the options previously granted to our officers, directors and one of our consultants in March 2007 for an additional 3 years as follows:

Optionee	No. of Options	Exercise Price	Expiry Date
Douglas D.G Birnie Chief Executive Officer, President, Secretary and Director	2,200,000	$0.05	March 30, 2012

Robert D. McDougal Chief Financial Officer, Treasurer and Director	500,000	$0.05	March 30, 2012
Michael A. Steele Director	500,000	$0.05	March 30, 2012
Andrew Dall Consultant	500,000	$0.05	March 30, 2012

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

4.

In March 2009 we received assay results from 7 of 39 exploratory holes drilled at the Columbus Project. Samples from this drill program were collected in accordance with strict chain-of-custody parameters and are being analyzed by two independent laboratories. The 7 holes for which the results were received were located within a newly discovered mineralized area located approximately 3 miles south of our permitted mine area. We have labeled the area where these 7 holes were drilled as “Zone B.” The drill samples were analyzed using a caustic fusion technique and the results reported were from the extracted precious metals. The weight mean average grade for all the mineralized intercepts amongst the 7 holes was 0.045 ounces per ton (“opt”) of gold equivalent. The weight mean average grade within a potentially surface minable of zero to 100 feet was 0.043 opt of gold equivalent. The minable material down to at least 100 feet should be easily minable at a low cost using the dredge type mining method currently employed at our permitted mine area located approximately 3 miles north, which we have labeled “Zone A.” Detailed results for these 7 holes are provided under the description of the Columbus Project contained in Item 2 of this Annual Report. We have not yet received the results from the remaining 32 holes drilled in the third quarter of 2008, including an additional 7 holes drilled adjacent to Zone B. We will disclose these results once they have been received and analyzed.

5.

In March 2009 we also received the results of a bulk leach test that was conducted on 1,738 pounds of material extracted from our permitted mine area on the Columbus Project that we have labelled “Zone A.” The test was conducted by an independent laboratory commissioned by us. The bulk material used in the test assayed 0.055 opt of gold and 0.520 opt of silver. The leach test extracted 0.047 opt of gold and 0.464 opt of silver into solution. The precious metals were then collected on resins and processed to produce gold and silver bullion for a net extraction of 0.038 opt of gold and 0.385 opt of silver. This represents a leach extraction rate of 86.2% of gold into solution and 69.1% of gold recovered as metal. The overall extraction was 0.043 opt of gold equivalent (calculated at $900/oz gold and $12/oz silver). Upon completion of the test, the precious metal beads were delivered to us. We will commission further testing in an effort to optimize net metal recovery.

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

If we enter into the development or production stages of any mineral deposits found on the Columbus Project, the Red Mountain Project and the Ireland Claim, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any mineral deposit development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;
-	Dust generation will have to be minimal or otherwise re-mediated;
-	Dumping of material on the surface will have to be re-contoured and re-vegetated;
-	An assessment of all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;
-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and,
-	There will have to be a report of the potential impact of the work on the local fauna and flora.

Employees

As of the date of this Annual Report, other than our officers and directors, we have five full-time employees. We do not have any part-time employees.

Research And Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 1A.              RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Although we have begun operation of a pilot production module for the Columbus Project, there is no assurance that this project is commercially feasible.

We have begun pilot production operations on the Columbus Project. This pilot production module is part of our pre-feasibility study for the Columbus Project, and is designed to evaluate the commercial viability of the Columbus Project. There is no assurance that the results of our pre-feasibility program will result in a decision to enter into commercial production.

Additional exploration work is required before proved or probable reserves can be established.

We intend to report the results of our exploration activities promptly after those results have been received and analyzed by us. However, there is no assurance that the test results reported by us will be indicative of extraction rates throughout our mineral properties. We have not yet established proved or probable reserves on the Columbus Project or on our other mineral properties, and additional exploration work will be required before proved or probable reserves can be established.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs for our mineral projects.

We currently have sufficient financial resources to pay for the anticipated costs of our exploration and development programs for the first half of 2009. We will require additional financing in order to proceed with our planned exploration and development programs beyond the first half of 2009. In addition, the actual costs of completing those programs could be greater than we have anticipated.

There is no assurance that we will be able to obtain additional financing when need or in an amount sufficient to meet our needs or that such financings will be offered on terms that are acceptable to our management. Our ability to obtain additional financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to scale back our exploration and development programs.

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

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.                PROPERTIES.

We currently lease office space located at Suite 100, 2441 W. Horizon Ridge Parkway, Henderson, NV 89052 at a rate of $4,625 per month. The lease terms expired on August 31, 2008, and we continue to rent the existing space on a month-to-month basis.

We currently own an interest in, or rights to, three mineral projects that we refer to as the Columbus Project, the Red Mountain Project and the Ireland Claim.

THE COLUMBUS PROJECT

The Columbus Project is a potential gold, silver and calcium carbonate project that is currently made up of 128 mineral and millsite claims that we refer to as the “CSM Claims” and rights to an additional 147 mineral claims that we refer to as the “DDB Claims.”

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

Figure 1. Location of Columbus Project

Title and Ownership Rights to the CSM Claims and the DDB Claims

The CSM Claims are wholly owned by Columbus S.M., LLC (“CSM”). CSM was a wholly owned subsidiary of CBI, and is now our wholly owned subsidiary. The DDB Claims are wholly owned by a mining syndicate known as the DDB Syndicate. Lawrence E. Chizmar Jr., a former member of our Board of Directors (and a former director of CBI) and a limited liability company controlled by Douglas D.G. Birnie, our President and Chief Executive Officer, and a member of our Board of Directors, are each the owners of a 1/8 interest in the DDB Syndicate. The remaining members of the DDB Syndicate are made up of the former officers and directors of CBI, the brother of a former officer and director of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”). Nanominerals is a significant shareholder in our Company. Mr. Birnie also owns a 3.5% interest in Nanominerals. The DDB Claims were located by the DDB Syndicate in February, 2007, prior to Mr. Birnie’s, Nanominerals’ or Mr. Chizmar’s involvement with our Company. Mr. Birnie also acquired his interest in Nanominerals prior to his or their involvement with our Company.

Figure 2. Location of the CSM Claims and the DDB Claims

We acquired our interest in the CSM Claims and the DDB Claims from Nanominerals pursuant to an assignment by Nanominerals of its rights to both the Columbus Project and the Red Mountain Project under the terms of two letter agreements (the “Columbus Letter Agreement” and the “Red Mountain Letter Agreement,” respectively). In August 2007, Nanominerals completed the assignment of its rights and interests under both the Columbus Letter Agreement and the Red Mountain Letter Agreement to us, in consideration for which we:

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

By December 2007, under the terms of the Columbus Letter Agreement, we had earned a 15% operating interest in the Columbus Project by:

(a)	paying a total $24,000 per month split amongst CSM, John T. Arkoosh (the former President and a former director of CBI) and William Maghan (a former director of CBI) until December 31, 2007; and

(b)	spending a total of $3,000,000 on examining, testing, exploring or developing the Columbus Project before December 31, 2007 (the “CP Expenditures”).

In February 2008, we increased our ownership of the Columbus Project to 100% by merging CBI with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition, Inc. To complete the merger, we issued to the former stockholders of CBI an aggregate of 10,440,087 shares of our common stock and share purchase warrants to acquire an additional 5,220,059 shares of our common stock. The warrants issued are exercisable at a price of $2.39 per share and expire on February 19, 2013. After August 19, 2010, if our common stock trades at an average price of 150% of the exercise price of the warrants over a period of 20 consecutive trading days, than we may accelerate the expiration date to a date that is 30 days after the date that we send notice of our intention to exercise the acceleration right. The warrants issued to the former stockholders of CBI provide the holder with a cashless exercise right. In addition, we agreed to honor the terms of an option previously granted by CBI to one of its former stockholders, and to extend that option to June 29, 2010. As a result, this person may exercise an option to purchase 79,719 at a price of $1.36 per share on or before June 29, 2010.

After completing the acquisition of CBI, we acquired CBI’s rights under the terms of a mining lease that CBI entered into with the DDB Syndicate in November 2007 (the “DDB Agreement”). The DDB Agreement provides us with a 5 year lease on the DDB Claims, ending on November 29, 2012, with an option to purchase the DDB Claims at anytime during the lease period. During the year ended December 31, 2008, we paid the DDB Syndicate $130,000 under the terms of the DDB Agreement, and we must pay the DDB Syndicate rental payments of $30,000 per year, payable on June 30, 2009, 2010 and 2011 respectively in order to maintain our lease rights. Under the option rights provided under the DDB Agreement, we may purchase the DDB Claims by either:

(a)	paying the DDB Syndicate the purchase price of $400,000, less any rental payments previously made prior to exercise of the option right; or

(b)	paying the DDB Syndicate $10, plus granting the DDB Syndicate a royalty of 2% of net smelter returns on the DDB Claims.

Access and Infrastructure

The Columbus Project contains an existing mill site with power generator sets and an onsite fresh water well. Water used for processing is available from existing wells located on the surrounding basin (the “Columbus Basin”). There is also a high voltage grid located at the Candelaria Mines, approximately three miles from the Columbus Project.

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

Exploration Activities Conducted on the Columbus Project to Date

Surface Sampling Program

In 2002, independent consultants SRK Consulting conducted a study on Zone A, reporting 8.8 million tons of material minable for calcium carbonate production within a 270 acre area to a depth of 25 feet. In August, 2006, Nanominerals commissioned Arrakis, Inc., an independent mining and metallurgical consulting engineering firm, to conduct surface sampling studies on the Columbus Project. Fifty-nine surface samples were taken by Arrakis and were processed at Arrakis’ laboratory in Englewood, Colorado. The results from these samples indicated an anomaly area located south of Zone A containing an average in-situ area wide grade of 0.078 opt of gold. These results were from surface samples only, and are not necessarily indicative of the mineralization found at depth.

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

2007 Drill Program – Zone A

In the fourth quarter of 2007, a drill program was conducted by Arrakis within the 320-acre permitted area of the Columbus Project, an area that we have now labeled as “Zone A.” The program consisted of 18 holes drilled to a maximum of 100 feet in depth. Independent analyses of the 18 holes indicate an average gold grade as follows:

154 sample average = 0.074 opt gold
18 drill hole average = 0.070 opt gold

The drill program and sample analyses were completed under chain-of-custody (COC) parameters by Arrakis. The samples were analyzed using an Acid Microwave Digestion method.

Drilling was completed by using a split auger to collect 2-foot composite samples every 10 feet down each hole. Holes were drilled to a maximum depth of 100 feet, with some holes being shallower due to bedrock or drilling conditions The drill program covered the 320-acre permitted mine site with 18 drill holes in a 6-hole by 3-hole evenly spaced grid.

Zone A – 2007 Drill Program Results

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

Based on the test results on the samples taken from the Columbus Project, Arrakis recommended proceeding with (1) a pilot processing installation at the existing mill site located on the property; and (2) exploration drilling of an anomalous zone indicated by the samples in an effort to determine the economic viability of the project. The anomalous zone has been labeled by us as “Zone B” and is located approximately 3 miles south of Zone A, where our permitted mine area and pilot production plant are located.

2009 Bulk Leach Test Results – Zone A

In the first quarter of 2009 we sent 1,738 pounds of material extracted and collected under COC parameters by Arrakis from our permitted mine site in Zone A of the Columbus Project to independent consultants AuRIC Metallurgical Laboratories of Salt Lake City, Utah (“AuRIC”) for bulk leach testing. No mineral processing operations such as crushing, grinding, drying or screening were performed on the sample. We received the testing results in March 2009. The sample was analyzed using a caustic fusion technique and reported head grades of 0.055 opt gold and 0.520 opt silver. The material was then leached and resulted in the extraction of 0.047 opt gold and 0.464 opt silver into solution. The precious metals were then collected on resins and processed to produce gold and silver bullion for a net extraction of 0.038 opt gold and 0.385 opt silver. This represents leach extraction of 86.2% of gold into solution and 69.1% of gold recovered as metal. The overall extraction was a 0.043 opt gold equivalent value.

2008 Drill Program – Zone A and Zone B

In the third quarter of 2008, a 39-hole exploratory drill program was completed to depths ranging from 200 feet to 400 feet below the surface in the anomaly area previously identified in the 2006 surface sampling program conducted by Arrakis. A total of 25 holes were drilled within Zone A and an additional 14 holes were drilled south of Zone A. Over 1,000 samples were collected under COC parameters and delivered to two independent laboratories for analysis.

In the first quarter of 2009, we received assay results from independent consultants McEwen Geological LLC of Arvada, Colorado, (“McEwen”), from 7 contiguous holes drilled within an area located approximately 3 miles south of Zone A. We have labeled the area where these 7 holes were drilled as “Zone B.” The drill samples were analyzed using a caustic fusion technique and the results reported were from the extracted precious metals. The weight mean average grade for all the mineralized intercepts was 0.045 opt of gold equivalent (see table below). The weight mean average grade for a potential surface mine area (0-100 feet) was 0.043 opt of gold equivalent. The material from the surface to at least 100 feet is easily minable at low cost using the dredge type mining method currently employed at our mine site, located in Zone A, three miles to the north.

Zone B – 2008 Drill Program Results to Date

Hole ID	Depth Drilled	Mineralized Interval [1]	Thickness	Gold - Au (opt)	Silver - Ag (opt)	Au (opt)[2] Equivalent
S7B	200’	0’ to 200’	200’	0.037	0.160	0.040
S8B	400’	0’ to 350’	350’	0.040	0.187	0.044
S9B	200’	0’ to 200’	200’	0.048	0.244	0.053
S10B	400’	0’ to 310’	310’	0.040	0.254	0.046
		360’ to 400’	40’	0.080	0.265	0.088
S11B	200’	0’ to 140’	140’	0.042	0.224	0.046
S12B	200’	0’ to 60’	60’	0.057	0.318	0.062
		150’ to 200’	50’	0.026	0.095	0.028
S13B	400’	0’ to 100’	100’	0.053	0.246	0.058
		170’ to 250’	80’	0.029	0.109	0.028
		290’ to 350’	60’	0.052	0.252	0.061
Weight Mean Average for All Drill Hole Intercepts				0.042	0.213	0.045

Assay results from the 7 additional holes drilled in an area adjacent to Zone B and the 25 holes drilled in Zone A have not yet been returned. Ireland will disclose the results from the additional holes drilled in Zone B and Zone once those results have been returned and analyzed.

The extent of the Zone A and Zone B mineralization has yet to be determined by further drill sample analysis. To confirm the drill results Ireland will conduct additional bulk sample tests in both Zone A and Zone B. Current drill results, together with geological modeling by McEwen, have outlined an area approximately ½ mile wide by 1-7/8 mile long in Zone B that hosts approximately 68 million tons of potentially minable materials within 100 feet of the surface. Potential tonnages outlined to date are listed below.

Location	Acres	Depth	Thickness	Potential Tonnage
Zone A – Mine Area	270	3’ to 40’	37’	14.8M tons
Zone B – (Holes S7B to S13B)	555	0’ to 100’	100’	68 M tons

Readers are cautioned that, although we believe that the results of our exploration activities to date have been sufficiently positive to proceed with the installation and operation of a pilot processing facility at

__________________________________________
1 Mineralized Intervals were determined using a 0.020 opt gold equivalent cut-off.
2 Au Equivalent calculated using: $900/oz Au, $12/oz Ag

the Columbus Project millsite, we have not yet established any probable or proven reserves. Additional exploration work will be required before probable or proven reserves can be established. There are no assurances that the results of our pre-feasibility and technical programs will result in a decision to enter into commercial production.

Current Exploration and Development Plans for the Columbus Project

Our technical program for the Columbus Project has two primary objectives: (a) to prove the mineral resources/minable reserves, and (b) to determine the commercial feasibility of mining and extracting precious metals from the project.

1.

Pilot Production Module: The installation of our pilot production plant at the Columbus Project was completed in October 2008 by Arrakis and the pilot production plant is currently in operation. The pilot production process consists of a full scale production and processing circuit that we are using to test the commercial viability of mining and extracting precious metals from the mineralized zones of the Columbus Project.

If the operation of this pilot production facility proves to our satisfaction that the Columbus Project is economically viable, we will seek to expand the production process or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation. A diagram and description outlining the pilot production process for the Columbus Project is attached as an exhibit to this Annual Report.

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

We are currently using a dredge mining method to extract minerals from the Columbus Project. The material is mined and handled as a slurry throughout the production process. Once the material has been slurried, we use a gravity concentration process to filter the minerals from the material. This production process has, to date, proven to be very successful and is our preferred method of mining as the cost per ton of material mined is low. The final extraction method is expected to involve leaching chemicals to recover the minerals from the materials.

We are continuing to make adjustments to the processing circuit in an effort to optimize precious metals recovery and to determine the economics of this process. Bench and bulk leach tests are being conducted at off site facilities by independent consultants.

We anticipate that we will continue to operate our pilot production plant on an ongoing basis unless our production process is proven to be commercially unviable.

Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation and operation of a pilot production circuit for the Columbus Project, we have not yet established any probable or proven reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

2.

Drilling Exploration Program: Drilling on our 39-hole drilling program for the Columbus Project has been completed. The goal of this drilling program is to determine whether there are sufficient reserves on the Columbus Project for economic viability. The holes were drilled to depths ranging from 200 feet to 400 feet in depth. The objective of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the anomalous area of interest that had previously been discovered by our surface sampling program. We have completed drilling on all 39 holes and, in the first quarter of 2009, we received the results from 7 holes drilled in Zone B, the results of which are reported above. We expect to receive the results from the remaining holes drilled, including 7 additional holes drilled adjacent to Zone B and 25 holes in Zone A, within the next few months.

We anticipate spending approximately $2,795,000 on our exploration and development program for the Columbus Project in 2009.

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

As of December 31, 2008, the date of our most recently available financial statements, we had spent $512,677 on the Red Mountain Project, meaning that, as of December 31, 2008, we owned a 25.6% interest in the project.

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

We anticipate that we will spend approximately $200,000 on our exploration program for the Red Mountain Project in 2009.

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

Current State of Exploration on the Ireland Claim

Our exploration program for the Ireland Claim has been deprioritized by our management based on the progress and potential of our Columbus Project. As a result, our exploration program for the Ireland Claim is expected to be delayed, and may be delayed indefinitely. We do not expect to make significant progress on exploration of the Ireland Claim in 2009.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock were entered on the OTC Bulletin Board under the symbol "IREL" beginning on May 8, 2006. Our symbol was changed to “IRLD” on April 25, 2007 upon completion of our 4-for-1 stock split. The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	2008		2007
	High	Low	High	Low
First Quarter ended March 31	$ 2.05	$ 1.35	$ 0.05	$ 0.00
Second Quarter ended June 30	$ 1.45	$ 0.60	$ 2.30	$ 0.00
Third Quarter ended September 30	$ 0.98	$ 0.31	$ 2.05	$ 1.40
Fourth Quarter ended December 31	$ 0.495	$ 0.10	$ 2.10	$ 1.60

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 20, 2009, there were 181 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

None.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

During our 2009 fiscal year, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project. To provide Ireland with maximum financial flexibility, we have adjusted our capital expenditure budget for 2009. Accordingly, we have elected to postpone the drilling program at the Red Mountain Project. We continue to believe that the Red Mountain Project is an excellent prospect for us.

Although we currently intend to retain the Ireland Claim, our management has deprioritized our exploration program for the Ireland Claim based on the progress and potential of the Columbus and Red Mountain Projects. As a result, our exploration program for the Ireland Claim is expected to be delayed, and may be delayed indefinitely.

The Columbus Project

Our technical program for the Columbus Project has two primary objectives: (a) to prove the mineral resources/minable reserves, and (b) to determine the commercial feasibility of mining and extracting precious metals from the project.

1.

Pilot Production Module: The installation of our pilot production plant at the Columbus Project was completed in October 2008 and the pilot production plant is currently in operation. The pilot production process consists of a full scale production and processing circuit that we are using to test the commercial viability of mining and extracting precious metals from the mineralized zones of the Columbus Project.

If the operation of this pilot production facility proves to our satisfaction that the Columbus Project is economically viable, we will seek to expand the production process or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation. A diagram and description outlining the pilot production process for the Columbus Project is attached as an exhibit to this Annual Report.

We currently have a production permit from the Bureau of Land Management (the “BLM”) for the Columbus Project. The production permit allows us to produce calcium carbonate and extract precious minerals on the 320 acre mine site and 60 acres of mill sites claims located at the Columbus Project at a mine rate of up to 792,000 tons per year. The mine site and mill sites are located in Zone A on the northern edge of the 5,000 acre area of interest identified by our surface sampling program.

We are currently using a dredge mining method to extract minerals from the Columbus Project. The material is mined and handled as a slurry throughout the production process. Once the material has been slurried, we use a gravity concentration process to filter the minerals from the material. This production process has, to date, proven to be very successful and is our preferred method of mining as the cost per ton of material mined is low. The final extraction method is expected to involve acid leaching to recover the minerals from the materials.

We are continuing to make adjustments to the processing circuit in an effort to optimize precious metals recovery and to determine the economics of this process. Bench and bulk leach tests are being conducted at off site facilities by independent consultants.

We anticipate that we will continue to operate our pilot production plant on an ongoing basis unless our production process is proven to be commercially unviable.

Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation and operation of a pilot production circuit for the Columbus Project, we have not yet established any probable or proven reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

2.

Drilling Exploration Program: Drilling on our 39-hole drilling program for the Columbus Project has been completed. The goal of this drilling program is to determine whether there are sufficient reserves on the Columbus Project for economic viability. The holes were drilled to depths ranging from 200 feet to 400 feet in depth. The objective of the program is to determine the three dimensional extent and economic potential of the gold mineralization within the area of interest that had previously been discovered by our surface sampling program. We have completed drilling on all 39 holes and, in the first quarter of 2009, we received the results from 7 holes drilled in Zone B, the results of which are reported above. We expect to receive the results from the remaining holes drilled, including 7 additional holes drilled adjacent to Zone B and 25 holes in Zone A, within the next few months.

We anticipate spending approximately $2,795,000 on our exploration and development program for the Columbus Project in 2009.

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

We anticipate that we will spend approximately $200,000 on our exploration program for the Red Mountain Project in 2009.

Cash Requirements

We have budgeted for the following expenditures in 2009:

Columbus Project
• Drilling Exploration Program and Obtaining Reserve Estimates	$ 750,000
• Pre-feasibility and Feasibility Program	1,915,000
• Property Maintenance Costs	130,000
2,795,000
• Contingency (@ 10%)	279,500
Total for Columbus Project	$ 3,074,500
Red Mountain Project
• Property Acquisition and Maintenance Costs	$ 22,500
• Sampling Exploration Program	177,500
200,000
• Contingency (@ 10%)	20,000
Total for Red Mountain Project	$ 220,000
General and Administration
• General and Administration	739,000
• Contingency (@ 10%)	73,900
Total for General and Administration	$ 812,900
TOTAL Expenses	$ 4,107,400

Capital Expenditures	$ 200,000

Total Cash Expenditures	$ 4,307,400

As of December 31, 2008, we had cash in the amount of $2,565,823 and a working capital surplus of $2,559,503. This amount is substantially less than the total expenditures that we have budgeted for our 2009 fiscal year. We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the first half of our 2009 fiscal year. However, actual costs could be greater than we have anticipated. We will require additional financing in order to fully complete our exploration and development plans for 2009. We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(5,455,629)	(2,363,460)	130.8%
Interest Income	145,108	120,189	20.7%
Income Tax Benefit	1,194,594	-	n/a
Net Loss	$(4,115,927)	$(2,243,271)	83.5%

Revenue

We have not earned any operational revenues since our inception and we do not anticipate earning revenues until our mineral properties enter into commercial production, of which there are no assurances. Our pilot production plant at the Columbus Project is currently being operated for pre-feasibility testing purposes only. We are currently in the exploration stage of our business and we can provide no assurances that we will be able to establish the existence of probable or proved mineral reserves on our properties, or if such reserves are established, that we will be able to enter into commercial production.

Expenses

The major components of our expenses for the years ended December 31, 2008 and 2007 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Mineral exploration and evaluation	$3,229,212	$336,042	861.0%
expenses
Mineral exploration and evaluation	550,000	976,314	(43.7)%
expenses – related party
General and administrative	1,575,730	485,932	224.3%
Depreciation	19,687	672	2829.6%
Mineral and property holding costs	81,000	269,500	(69.9)%
Mineral and property holding costs –	-	295,000	(100)%
reimbursed to related party
Total Expenses	$5,455,629	$2,363,460	130.8%

Our operating expenses for the year ended December 31, 2008 increased substantially as compared to our December 31, 2007 fiscal year. The additional operating expenses for our third fiscal quarter of 2008 are primarily expenses related to the exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During our 2008 fiscal year, we incurred fees payable to Nanominerals of $420,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $33,354 in respect to reimbursable expenses paid for by Nanominerals. At December 31, 2008, we were indebted to Nanominerals in the amount of $42,733 for unpaid fees and reimbursable expenses.

During our 2008 fiscal year, we made $130,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of a limited liability company controlled by Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar, a former member of our Board of Directors (and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $130,000 in rental payments made to the DDB Syndicate consisted of $13,416 paid to each member of the DDB Syndicate, plus an additional $22,670 paid to a company controlled by Mr. Birnie for the reimbursement of expenses related to exploration work done on the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $7,684, payable to a company controlled by Mr. Birnie.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Current Assets	$2,734,552	$8,909,628	(69.3)%
Current Liabilities	(175,049)	(288,452)	(39.3)%
Working Capital Surplus	$2,559,503	$8,621,176	(70.3)%

Cash Flows
		Year Ended	Year Ended
		December 31, 2008	December 31, 2007
Cash Flows used in Operating Activities		$(4,165,066)	$(3,790,103)
Cash Flows used in Investing Activities		(2,029,716)	(219,772)
Cash Flows from Financing Activities		1,000	12,757,847
Net Change in Cash During Period		$(6,193,782)	$8,747,972

At December 31, 2008 we had a working capital surplus of $2,559,503 as compared to a working capital surplus of $8,621,176 at December 31, 2007. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue and only nominal financing during the period; and (ii) we incurred substantial expenses in the acquisition, exploration and development of the Columbus Project and the exploration of the Red Mountain Project.

The increase in cash flows used for investing activities is due to purchases of plant and equipment for our pilot production plant during our 2008 fiscal year.

Financing Requirements

We anticipate that we will require additional financing by the second half of our 2009 fiscal year if we are to complete our proposed exploration and development programs for 2009. We do not currently have any financing arrangements in place. There is no assurance that we will be able to obtain additional financing when need or in an amount sufficient to meet our needs or that such financings will be offered on terms that are acceptable to our management. Our ability to obtain additional financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to adjust our exploration and development plans depending upon our existing capital resources.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements included under Item 8 of this Annual Report.

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

Reclamation and Remediation Costs (Asset Retirement Obligation)

We accrued costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” In accordance with SFAS No. 143, we record a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

We accrue costs associated with environmental remediation obligation when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 “Accounting for Contingencies,” or Statement of Position 96-1 “Environmental Remediation Liabilities.” Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 and $0 at December 31, 2008 and 2007, respectively. We are in exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12 of the financial statements included with this Annual Report.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2008, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007;

3.	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the period on February 20, 2001 (date of inception) to December 31, 2008;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2008; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007and the period on February 20, 2001 (date of inception) to December 31, 2008;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland, Inc.

We have audited the accompanying balance sheets of Ireland, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 26, 2009
Bakersfield, California

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$2,565,823	$8,759,605
Refunds receivable	27,394	-
Prepaid expenses	141,335	150,023

Total current assets	2,734,552	8,909,628

Property and equipment, net	3,378,177	290,718
Mineral properties	31,948,053	-
Mineral property acquisition costs	-	1,058,872
Reclamation bonds	933,088	807,000
Deposits	22,200	2,200

Total non-current assets	36,281,518	2,158,790

Total assets	$39,016,070	$11,068,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$89,543	$144,280
Accounts payable - related party	50,417	82,128
Accrued payroll and related taxes	11,799	38,754
Due to related party	23,290	23,290

Total current liabilities	175,049	288,452

Long-term liabilities
Accrued reclamation and remediation costs	275,338	-
Deferred tax liability	9,066,600	-

Total long-term liabilities	9,341,938	-

Total liabilities	9,516,987	288,452

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 97,010,087 and 86,550,000 shares,
respectively, issued and outstanding	97,010	86,550
Additional paid-in capital	36,059,449	13,234,865
Accumulated deficit during exploration stage	(6,657,376)	(2,541,449)

Total stockholders' equity	29,499,083	10,779,966

Total liabilities and stockholders' equity	$39,016,070	$11,068,418

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			February 20, 2001
			(Date of Inception)
	For the Year Ended		Through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	3,229,212	336,042	3,576,110
Mineral exploration and evaluation
expenses - related party	550,000	976,314	1,526,314
General and administrative	1,575,730	485,932	2,334,984
Depreciation	19,687	672	20,359
Mineral and property holding costs	81,000	269,500	350,500
Mineral and property holding costs -
reimbursed to related party	-	295,000	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	5,455,629	2,363,460	8,117,267

Loss from operations	(5,455,629)	(2,363,460)	(8,117,267)

Other income:
Interest income	145,108	120,189	265,297

Total other income	145,108	120,189	265,297

Loss before income taxes	(5,310,521)	(2,243,271)	(7,851,970)

Income tax benefit	1,194,594	-	1,194,594

Net loss	$(4,115,927)	$(2,243,271)	$(6,657,376)

Loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding -
Basic and diluted	95,553,791	55,535,612

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

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity
Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $34,125
commission	2,250,000	2,250	1,426,125	-	1,428,375

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $98,053
commission	3,962,000	3,962	2,473,285	-	2,477,247

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $29,575
commission	3,150,500	3,151	2,015,100	-	2,018,251

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $39,358
commission	1,895,000	1,895	1,190,497	-	1,192,392

Issuance of stock options for
75,000 shares of common stock
to employee amortized over
vesting period	-	-	9,876	-	9,876

Issuance of common stock for cash
Reg. D - Private Placement,
$0.65 per share, net of $4,550
commission	3,600,000	3,600	2,331,850	-	2,335,450

Issuance of common stock for cash
Reg. S - Private Placement,
$0.65 per share, net of $37,992
commission	1,126,500	1,126	693,107	-	694,233

Issuance of stock options for
100,000 shares of common stock
to consultant	-	-	84,624	-	84,624

Net loss	-	-	-	(2,243,271)	(2,243,271)

Balance, December 31, 2007	86,550,000	86,550	13,234,865	(2,541,449)	10,779,966

Issuance of common stock
for cash, $0.05 per share
from exercise of options	20,000	20	980	-	1,000

Issuance of common stock in
connection with the acquisition
to the former shareholders of CBI,
$1.92 per share	10,440,087	10,440	19,989,560	-	20,000,000

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity
Fair value of share purchase warrants
issued in connection with the
acquisition of CBI	-	-	1,359,351	-	1,359,351

Amortization of stock options
issued to employee over
vesting period	-	-	41,978	-	41,978

Effect of modification of stock
options issued to a nonemployee
former shareholder of CBI	-	-	19,935	-	19,935

Amortization of stock options
issued to director over
vesting period	-	-	16,307	-	16,307

Effect of stock option forfeiture	-	-	(21,012)	-	(21,012)

Effect of modification of stock
options issued to officers, director,
and consultant	-	-	1,417,485	-	1,417,485

Net loss, December 31, 2008	-	-	-	(4,115,927)	(4,115,927)

	97,010,087	$97,010	$36,059,449	$(6,657,376)	$29,499,083

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the Year Ended		through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,115,927)	$(2,243,271)	$(6,657,376)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	19,687	672	20,359
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	1,454,758	101,317	1,556,075
Changes in operating assets and liabilities:
Prepaid expenses	(141,387)	(150,023)	(291,410)
Other assets	-	(2,200)	(2,200)
Reclamation deposit	(128,762)	(807,000)	(949,762)
Mineral property acquisition costs	(188,791)	(833,872)	(1,022,663)
Accounts payable and accrued liabilities	(145,388)	144,274	48,157
Deferred income taxes	(1,194,594)	-	(1,194,594)
Accrued reclamation and remediation costs	275,338	-	275,338

Net cash used in operating activities	(4,165,066)	(3,790,103)	(8,189,076)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,029,716)	(219,772)	(2,249,488)

Net cash used in investing activities	(2,029,716)	(219,772)	(2,249,488)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,000	13,000,000	13,239,750
Stock issuance costs	-	(243,653)	(243,653)
Proceeds from borrowings from related party	-	1,500	8,290

Net cash provided by financing activities	1,000	12,757,847	13,004,387

NET CHANGE IN CASH	(6,193,782)	8,747,972	2,565,823

CASH AT BEGINNING OF PERIOD	8,759,605	11,633	-

CASH AT END OF PERIOD	$2,565,823	$8,759,605	$2,565,823
	-
	-

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued
for mineral properties	$21,359,351	$225,000	$21,584,351

Net deferred tax liability assumed	$10,261,194	$-	$10,261,194

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

Description of business – The Company is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the acquisition and exploration of mining properties. Upon identification of commercially minable reserves, the Company expects to actively prepare the site for its extraction and enter the development stage.

History – The Company was incorporated on February 20, 2001 under the laws of the State of Nevada under the name Merritt Ventures Corp. On December 19, 2005, the Company changed its name to Ireland Inc.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company incurred cumulative net losses of $6,657,376 from operations as of December 31, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Property and equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line or unit-of-production methods, as applicable, over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2008 exploration progress on these properties is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Reclamation and Remediation Costs (Asset Retirement Obligation) - The Company accrued costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” In accordance with SFAS No. 143, the Company records a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

The Company accrues costs associated with environmental remediation obligation when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 “Accounting for Contingencies,” or Statement of Position 96-1 “Environmental Remediation Liabilities.” Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 and $0 at December 31, 2008 and 2007, respectively. The Company is in the exploration stage and is unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2008 and 2007 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 18,626,459 and 6,694,521, respectively.

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

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share- Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post- Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year beginning January 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company does not currently have a benefit pension or any post-retirement benefit plans and the Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position or results of operations.

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted. The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s consolidated financial position or results of operations.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company does not currently have convertible debt instruments and the Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Furniture and fixtures	$8,921	$2,698
Computers and equipment	33,591	21,178
Land	30,000	--
Site improvements	99,631	--
Site equipment	99,997	7,500
Vehicles	23,595	--
Construction in progress:
Building	500,000	--
Site improvements	2,034,167	260,014
Site equipment	568,634	--

	3,398,536	291,390
Less accumulated depreciation	20,359	672

	$3,378,177	$290,718

Depreciation expense was $19,687 and $672 for the years ended December 31, 2008 and 2007, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECLAMATION BONDS

Reclamation bonds consisted of the following as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Reclamation bonds	$933,088	$807,000

During the year ended December 31, 2008, the Company acquired a reclamation bond of $24,720 in connection with the acquisition of CBI, a bond of $100,000 to provide surface reclamation coverage for operations, and $28,762 for financial guarantee. On December 29, 2008, the Bureau of Land Management authorized a partial refund, in the amount of $27,394, of the $807,000 reclamation bond acquired during 2007. At December 31, 2008, the authorized refund was recorded as a refund receivable and a reduction to the reclamation bond.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

$32,220,545

In accordance with EITF 04-03 paragraph 2 and EITF 98-11 the purchase price of $32 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Arden Salvage Company) and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COLUMBUS PROJECT (continued)

The following table reflects the components of the Columbus Project:

Allocation of acquisition cost:
Mineral properties (including deferred tax liability
assumed of $10,261,194)	$31,948,053
Property, plant and equipment	202,430
Deposits	44,720
Cash	6,570
Prepaid expenses	24,925
Accounts payable	(6,153)

Total	$32,220,545

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COLUMBUS PROJECT (continued)

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

e)

On April 25, 2007, the Company effected a forward stock split on the basis of four new common shares for the cancellation of one old common share. Authorized capital was increased from 100,000,000 common shares, par value $0.001 each, to 400,000,000 common shares, par value $0.001 each. All authorized and issued shares have been retroactively adjusted.

f)

As discussed in Note 4, pursuant to the Columbus and Red Mountain Projects option assignment agreement entered into on March 30, 2007, the Company issued 30,000,000 common shares to NMC and, in return, received a deed of assignment to the option interests in the Columbus Project and to the Red Mountain Project.

The mineral property options have been capitalized as tangible assets in accordance with EITF 04-02 and valued in accordance with EITF 98-11. Valuation of $225,000 is based on issuance of 30,000,000 shares at $0.0075 which was the share price at the time of the option assignment agreement.

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

During the year ended December 31, 2008, the Company granted stock options as follows:

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

Expenses for the years ended December 31, 2008 and 2007 related to the granting and vesting of stock options were $1,454,758 and $101,317, respectively and are included in general and administrative expense and mineral exploration and evaluation expense. During the year ended December 31, 2008, the Company recorded $1,417,485 in stock option modification expense for two officers, director and a consultant. No such stock option modifications occurred before.

Stock options – During the year ended December 31, 2008, the Company granted stock options to a director totaling 100,000 with a weighted average exercise price of $1.60 per share. As of December 31, 2008 stock options outstanding totaled 3,954,719 with a weighted average exercise price of $0.15 per share.

On November 4, 2008, a director of the Company provided a notice of immediate resignation. As a result of the resignation, the options granted to the director that were unvested as of the date of resignation were forfeited. The Company accounted for the impact of the forfeiture under SFAS 123R. As a result of forfeiture, the Company reduced the expense recognized related to vesting of stock options by $21,012.

On October 31, 2008, the Company extended the term of stock options previously issued to two officers, director and a consultant for 3,700,000 shares of common stock for an additional 3 years. The Company accounted for the impact of the amended stock option grants as a stock option modification under SFAS 123R. As a result of the modification, the Company recognized $1,417,485 of additional stock-based compensation expense due to the increase in the fair market value of these stock option grants that was recorded in general and administrative expense and mineral exploration and evaluation expense.

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

During the year ended December 31, 2007, the Company granted stock options to officers, consultants and employee totaling 3,895,000 with a weighted average exercise price of $0.13 per share. As of December 31, 2007, stock options outstanding totaled 3,895,000 with a weighted average exercise price of $0.13 per share.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2008 and 2007:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2006	--	$--
Options granted and assumed	3,895,000	0.13
Options expired	--	--
Options forfeited	--	--
Options exercised	--	--

Balance, December 31, 2007	3,895,000	0.13
Options granted and assumed	179,719	1.49
Options expired	(25,000)	1.60
Options forfeitures	(75,000)	1.60
Options exercised	(20,000)	0.05

Balance, December 31, 2008	3,954,719	$0.15

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

	2008	2007

Dividend yield	--	--
Expected volatility	56.13% to 61.08%	56.13% to 120.24%
Risk-free interest rate	1.80% to 2.95%	3.62% to 4.05%
Expected life (years)	2 to 6 years	2 to 10

The Company estimates expected volatility using a representative peer group average, because of the limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the status of the Company’s unvested shares as of December 31, 2008 and changes during the years ended December 31, 2008 and 2007:

	Number of	Weighted Average
	Shares	Grant Date
		Fair Value
Unvested, January 1, 2007	--	$--
Options granted	75,000	0.52
Options vested	--	--
Options forfeited	--	--

Unvested, December 31, 2007	75,000	0.52
Options granted	75,000	0.56
Options vested	(37,500)	0.52
Options forfeited	(75,000)	0.56

Unvested, December 31, 2008	37,500	$0.52

As of December 31, 2008, there was $6,837 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized in 2009.

The following table summarizes information about options granted during the year ended December 31, 2008:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2008	On Grant Date	Price	Price	Value
--	Equals	$ --	$ -- to $ --	$ --
179,719	Exceeds	$ 1.49	$ 1.36 to $ 1.60	$ 0.31
--	Less Than	$ --	$ -- to $ --	$ --

179,719	Exceeds	$ 1.49	$ 1.36 to $ 1.60	$ 0.31

The following table summarizes information about options granted during the year ended December 31, 2007:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2007	On Grant Date	Price	Price	Value
3, 895,000	Equals	$ 0.13	$ 0.05 to $ 1.88	$ 0.034
--	Exceeds	$ --	$ -- to $ --	$ --
--	Less Than	$ --	$ -- to $ --	$ --

3,895,000	Equals	$ 0.13	$ 0.05 to $ 1.88	$ 0.034

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the year ended December 31, 2008 the Company granted stock warrants related to common stock issued in connection with the CBI acquisition totaling 5,220,059 with an exercise price of $2.39 per share for a period of 5 years. These share purchase warrants also contain additional material terms, as described in Note 5.

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

The following table summarizes information about options/warrants granted during the years ended December 31, 2008 and 2007:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2006	--	$--
Options/warrants granted and assumed	14,055,650	0.76
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	--	--

Balance, December 31, 2007	14,055,650	0.76
Options/warrants granted and assumed	5,399,778	2.36
Options/warrants expired	(25,000)	1.60
Options/warrants forfeitures	(75,000)	1.60
Options/warrants exercised	(20,000)	0.05

Balance, December 31, 2008	19,335,428	$1.20

The Company estimated the fair value of warrants issued in connection with the acquisition of CBI using Binomial lattice pricing model. The following assumptions were used to value these warrants:

Dividend yield	--
Expected volatility	54.61%
Risk-free interest rate	3.02%
Expected life (years)	5
Suboptimal exercise factor	1.5

The Company estimates expected volatility using a representative peer group average, because of the limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2008 and 2007,

	December 31,	December 31,
	2008	2007

Income tax benefit based on statutory tax rate	$(1,858,683)	$(762,713)
Non-deductible and other	3,572	473
Change in valuation allowance	(123,061)	762,240
Rate change	(22,419)	--
Release of valuation allowance related to acquisition	805,997	--

Income tax benefit	$(1,194,594)	$--

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31,	December 31,
	2008	2007
Deferred income tax assets:

Net operating loss carryforward	$2,000,591	$727,864
Option compensation	544,626	34,448
Reclamation and remediation costs	96,368	--

Gross deferred income tax asset	2,641,585	762,312
Valuation allowance	(639,179)	(762,240)

	2,002,406	72
Deferred income tax liabilities:

Property, plant & equipment	1,815	72
Acquisition related liabilities	11,067,191	--

Net deferred income tax liability	$9,066,600	$--

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2008 and 2007.

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

The Company had cumulative net operating losses of approximately $5,715,972 and $2,140,776 as of December 31, 2008 and 2007, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2028.

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

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2005. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

$90,000

The Company has made $130,000 in rental payments during the year ended December 31, 2008, which consists of $13,416 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $22,670 to a company controlled by Douglas D.G. Birnie.

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms for $4,625 per month.

Rental expense, resulting from this operating lease agreement, was $46,125 and $8,800 for the years ended December 31, 2008 and 2007, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at December 31, 2008 and 2007, were as follows:

	2008	2007
Exploration properties:
Columbus	$275,338	$--

Reclamation and remediation costs, long-term	$275,338	$--

The activity in the accrued reclamation and remediation cost liability for the years ended December 31, 2008 and 2007, was as follows:

Balance, December 31, 2007	$--
Accruals for estimated costs	275,338

Balance, December 31, 2008	$275,338

13.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. To date, the Company has not experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2008, the Company had deposits in excess of FDIC insured limits in the amount of $1,871,021.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2008, the Company purchased services from two major vendors Arrakis, Inc. and Boart Longyear that exceeded more than 10% of total purchases and amounted to approximately $1,453,845 and $702,314, respectively.

For the year ended December 31, 2007, the Company purchased services from two major vendors Arrakis, Inc. and NMC that exceeded more than 10% of total purchases and amounted to approximately $309,725 and $645,000, respectively. NMC is considered a related party and is more fully discussed in the related party note that follows.

15.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company utilized the services of NMC to provide technical and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2008, the Company incurred total fees and reimbursements of expenses to NMC of $420,000 and $33,354, respectively, for a total of $453,354.

At December 31, 2008, the Company had an outstanding balance due to NMC of $42,733. The Company also had an outstanding balance for accrued compensation to Mr. Birnie, its executive officer of $7,684 payable to a company wholly owned by Mr. Birnie. Accounts payable – related party totaled $50,417 as of December 31, 2008.

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

ITEM 9A(T).           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions

Douglas D.G. Birnie	38	President, Chief Executive Officer, Secretary and Director

Robert D. McDougal	76	Chief Financial Officer, Treasurer and Director

Michael A. Steele	51	Director

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

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form
Lawrence E. Chizmar, Jr.,	Two	Two	None
Former Director

ITEM 11.              EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2008 2007	$108,000(1) $81,000	$0 $0	$0 $0	$842,829 $4,032	$0 $0	$0 $0	$0 $0	$950,829 $85,032
Robert D. McDougal, CFO, Treasurer, Director	2008 2007	$48,000 $36,000	$0 $0	$0 $0	$191,552 $916	$0 $0	$0 $0	$0 $0	$239,552 $36,916

(1)	Represents consulting fees paid or accrued to a limited liability company of which Mr. Birnie is the sole member for services provided by Mr. Birnie as an executive officer and director of Ireland.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2008.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas D.G. Birnie CEO, President, Secretary & Director	2,200,000	--	--	$0.05	March 30, 2012
Robert D. McDougal CFO, Treasurer & Director	500,000	--	--	$0.05	March 30, 2012

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2008 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2008 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Steele	$9,500	$0	$191,552	$0	$0	$0	$201,052
Lawrence E. Chizmar Jr.(2)	$8,000	$0	$14,090	$0	$0	$0	$22,090

(1)	We pay our independent directors $1,000 per day for Board of Director meetings attended in person, and $500 per day for Board of Director meetings attended by conference call.
(2)	Mr. Chizmar resigned as a member of our Board of Directors on November 4, 2008.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	3,875,000(1)	$0.13	5,276,513

(1)	Includes an option to purchase 100,000 shares of our common stock at a price of $1.75 per share expiring August 15, 2017 granted to a consultant outside of our 2007 Stock Incentive Plan.

2007 Stock Incentive Plan

On March 27, 2007, we established our 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by the Company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or in the service of a Related Company.

The 2007 Plan is administered by our Board of Directors or by a committee of two or more directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the 2007 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. The 2007 Plan authorizes the grant of options that are intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986 or nonqualified stock options.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options so long as they do not provide capital raising services or promote or maintain a market for our securities. Upon adoption, the maximum number of shares of our Common Stock with respect to which options or rights could be granted under the 2007 Plan to any participant was 6,000,000 shares. The 2007 Plan contains an automatic adjustment provision where the number of authorized shares authorized to be subjected to option grants increases on the first day of each quarter beginning with the fiscal quarter commencing July 1, 2007 by the lesser of the following amounts: (1) 15% of the total number of outstanding shares of the Company’s Common Stock, less any shares that were previously available under the 2007 Plan an any shares available under any other stock option plan that we may adopt; or (2) a lesser number of shares of Common Stock as may be determined by our Board of Directors, subject to certain adjustments to prevent dilution.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for options intending to qualify as incentive stock options must be no less than 100% of the fair market value of our common stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator but may not be less than 75% of the fair market value of our common stock on the date of the grant. Fair market value for purposes of the 2007 Plan is calculated based on the price of our common stock during the 10 trading days prior to the grant date. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 20, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	4,200,000(2) (direct)	4.2%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	1,700,000(3) (direct)	1.7%
Common Stock	Michael Steele Director	1,100,000(4) (direct and indirect)	1.1%
Common Stock	All Officers and Directors as a Group (3 persons)	7,000,000	6.9%%
5% STOCKHOLDERS
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	40,150,000(5) (direct)	41.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 20, 2009, there were 97,010,087 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consists of: (i) 1,900,000 shares of our common stock held by Mr. Birnie; (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $1.00 per share until June 20, 2009; and (iii) options to acquire 2,200,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2012. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals.

(3)

The shares listed as beneficially owned by Mr. McDougal consists of: (i) 1,200,000 shares of our common stock held by Mr. McDougal; and (ii) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2012.

(4)

The shares listed as beneficially owned by Mr. Steele consists of: (i) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2012; and (ii) 400,000 shares and warrants to acquire an additional 200,000 shares at a price of $1.00 per share owned by Avonlea Ventures #2 Inc. Mr. Steele owns a 50% interest in Avonlea Ventures #2 Inc.

(5)

The sole officer and director of Nanominerals is Dr. Charles A. Ager. Together with his wife, Carol Ager, Dr. Ager owns a 35% interest in Nanominerals. Individually, Dr. Ager owns 2,100,000 shares of our common stock and Mrs. Ager owns 300,000 shares of our common stock. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, none of the following parties has, during our December 31, 2008 fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

In connection with our acquisition of CBI, we issued Mr. Chizmar 202,099 shares of our common stock and share purchase warrants entitling Mr. Chizmar to purchase 100,900 additional shares of our common stock at a price of $2.39 per share. Mr. Chizmar was a member of our Board of Directors from February 20, 2008 until November 4, 2008. The warrants issued to Mr. Chizmar expire February 19, 2013 and contain a cashless right of exercise. We may accelerate the expiration date for these warrants after August 19, 2010 if the average price of our common stock over any 20 consecutive trading days is greater than or equal to 150% of the exercise price. Mr. Chizmar was appointed to our Board of Directors pursuant to the terms of the Merger Agreements, and resigned from our Board of Directors due to personal health reasons.

DDB Claims

Mr. Chizmar, a former member of our Board of Directors, and a limited liability company controlled by Douglas D.G. Birnie, our CEO, President and Secretary, and a member of our Board of Directors, are each the owners of a 1/8 interest in the mining syndicate known as the DDB Syndicate. The former officers and directors of CBI (other than Mr. Chizmar), and an affiliate of one of those former officers and directors of CBI, collectively own a 3/8 interest in the DDB Syndicate. The remaining 3/8 interest in the DDB Syndicate is collectively owned by affiliates of Nanominerals Corp. (“Nanominerals”). Mr. Birnie is also the owner of a 3.5% interest in Nanominerals. Mr. Birnie, Nanominerals and Nanominerals’ affiliates acquired their respective interests in the DDB Syndicate and the DDB Claims prior to his and their involvement with the Company. Mr. Birnie acquired his interest in Nanominerals prior to their involvement with the Company. On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. The mining lease agreement (the “DDB Agreement”) between the DDB Syndicate and CSM provides CSM with a lease, extending for approximately 5 years, with an option to purchase the DDB Claims at any time during the lease period. In order to maintain its lease rights, CSM must pay the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010 and 2011 respectively. CSM may exercise its option to purchase the DDB Claims by:

(a)	paying the DDB Syndicate a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option; or

(b)	paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

As the owners of a 1/8 interest each in the DDB Syndicate, Mr. Chizmar and a limited liability company controlled by Mr. Birnie are each entitled to 1/8 of any amounts paid by us under the DDB Agreement. During the year ended December 31, 2008, we paid a total of $130,000 to the DDB Syndicate under the terms of the DDB Agreement.

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is the owner of 40,150,000 shares, or 41.4%, of our Common Stock. Nanominerals acts as a consultant to us on technical exploration and financial matters. Mr. Birnie is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company. During the year ended December 31, 2008, we incurred fees totaling $420,000 due to Nanominerals for services provided. In addition, during the year ended December 31, 2008, we reimbursed Nanominerals a total of $33,354 in respect of expenses incurred by Nanominerals in relation to our exploration and development activities on the Columbus Project and the Red Mountain Project.

Affiliates of Nanominerals are also the owners of a 3/8 interest in the DDB Syndicate, which owns the DDB Claims as described above.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 4200(a)(15). In applying this definition, we have determined that Michael A. Steele is our sole independent director. Neither of Douglas D.G. Birnie nor Robert D. McDougal qualifies as an independent member of our Board of Directors.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$62,123	$46,725
Audit-Related Fees	Nil	13,131
Tax Fees	Nil	Nil
All Other Fees	$21,572	Nil
Total	$83,695	$59,856

$21,572 in fees was billed by our principal accountant during the year ended December 31, 2008 for the audit of Columbus Brine Inc. in connection with our acquisition of that company.

Our audit committee reviewed the qualifications of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A).

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles – Name Change from Merritt Ventures Corp. to Ireland Inc.(2)

3.3	Certificate of Change – 4-for-1 Stock Split.(3)

3.4	Bylaws.(1)

10.1	2007 Stock Incentive Plan.(4)

10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald.(4)

10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)

10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)

10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)

10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)

10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)

10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)

10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)

10.10

Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(10)

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Diagram of Columbus Project Pilot Production Process.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	March 26, 2009

By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	March 26, 2009

By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	March 26, 2009

By:	/s/ Michael A. Steele
MICHAEL A. STEELE
Director

Date:	March 24, 2009