Form 10-Q
period 2009-03-31
IRELAND INC.
filed 2009-05-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files. [   ] Yes    [   ] No

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
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2009, the Registrant had 97,010,087 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$1,502,075	$2,565,823
Refunds receivable	52,114	27,394
Prepaid expenses	167,849	141,335

Total current assets	1,722,038	2,734,552

Property and equipment, net	3,558,348	3,378,177
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	933,088
Deposits	22,200	22,200

Total non-current assets	36,436,969	36,281,518

Total assets	$38,159,007	$39,016,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$157,816	$89,543
Accounts payable - related party	58,811	50,417
Accrued payroll and related taxes	16,645	11,799
Due to related party	23,290	23,290

Total current liabilities	256,562	175,049

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	8,739,123	9,066,600

Total long-term liabilities	9,014,461	9,341,938

Total liabilities	9,271,023	9,516,987

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 97,010,087 shares, issued and outstanding	97,010	97,010
Additional paid-in capital	36,062,017	36,059,449
Accumulated deficit during exploration stage	(7,271,043)	(6,657,376)

Total stockholders' equity	28,887,984	29,499,083

Total liabilities and stockholders' equity	$38,159,007	$39,016,070

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of Inception)
	For the three months ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	587,706	196,392	4,163,816
Mineral exploration and evaluation
expenses - related party	105,000	105,000	1,631,314
General and administrative	230,221	316,326	2,565,205
Depreciation	10,834	2,639	31,193
Mineral and property holding costs	15,000	36,000	365,500
Mineral and property holding costs -
reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	948,761	656,357	9,066,028

Loss from operations	(948,761)	(656,357)	(9,066,028)

Other income (expense)
Interest income	7,743	73,206	273,040
Interest expense	(126)	-	(126)

Total other income (expense)	7,617	73,206	272,914

Loss before income taxes	(941,144)	(583,151)	(8,793,114)

Income tax benefit	327,477	143,985	1,522,071

Net loss	$(613,667)	$(439,166)	$(7,271,043)

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	97,010,087	91,152,895

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2008	97,010,087	$97,010	$36,059,449	$(6,657,376)	$29,499,083

Amortization of stock options issued
to employee over vesting period	-	-	2,568	-	2,568

Net loss, March 31, 2009	-	-	-	(613,667)	(613,667)

Balance, March 31, 2009	97,010,087	$97,010	$36,062,017	$(7,271,043)	$28,887,984

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the three months ended		through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(613,667)	$(439,166)	$(7,271,043)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	10,834	2,639	31,193
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	2,568	7,407	1,558,643
Changes in operating assets and liabilities:
Prepaid expenses	(12,959)	(208,121)	(304,369)
Other assets	-	-	(2,200)
Reclamation deposit	-	-	(949,762)
Mineral property acquisition costs	-	(180,568)	(1,022,663)
Accounts payable and accrued liabilities	89,327	66,190	137,484
Deferred income taxes	(327,477)	(143,985)	(1,522,071)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(851,374)	(895,604)	(9,040,450)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(212,374)	(202,549)	(2,461,862)

Net cash used in investing activities	(212,374)	(202,549)	(2,461,862)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	1,000	13,239,750
Stock issuance costs	-	-	(243,653)
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	-	1,000	13,004,387

NET CHANGE IN CASH	(1,063,748)	(1,097,153)	1,502,075

CASH AT BEGINNING OF PERIOD	2,565,823	8,759,605	-

CASH AT END OF PERIOD	$1,502,075	$7,662,452	$1,502,075

SUPPLEMENTAL INFORMATION

Interest Paid	$126	$-	$126

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued
for mineral properties	$-	$21,359,351	$21,584,351

Net deferred tax liability assumed	$-	$10,261,194	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2008 of Ireland Inc. (the “Company”).

The interim financial statements present the balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2008.

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

The Company incurred cumulative net losses of $7,271,043 from operations as of March 31, 2009, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CBI Acquisition, Inc. (CBIA) (including its wholly-owned single-member LLC subsidiary Columbus Salt Marsh LLC (CSM)) and Rand Metals LLC (Rand). Significant intercompany accounts and transactions have been eliminated.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2009 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Accruals for reclamation and environmental matters totaled $275,338 at March 31, 2009 and December 31, 2008. The Company is in the exploration stage and is unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 11.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2009 and 2008 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 19,335,428 and 16,336,336, respectively.

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

New accounting pronouncements – In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting period as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, was issued to provide additional guidance for estimating the fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in FASB Statement No. 141 to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such asset or liability cannot be reasonable estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. This FSP eliminates the requirements to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post- Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post- retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year beginning January 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The adoption of this statement had no material effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Furniture and fixtures	$8,921	$8,921
Computers and equipment	34,122	33,591
Land	30,000	30,000
Site improvements	99,631	99,631
Site equipment	99,997	99,997
Vehicles	23,595	23,595
Construction in progress:
Building	500,000	500,000
Site improvements	2,221,684	2,034,167
Site equipment	571,591	568,634

	3,589,541	3,398,536
Less accumulated depreciation	31,193	20,359

	$3,558,348	$3,378,177

Depreciation expense was $10,834 and $2,639 for the three months ended March 31, 2009 and 2008, respectively.

3.	IRELAND CLAIM

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	COLUMBUS PROJECT

As of December 31, 2007, the Company had earned a 15% interest by satisfying its option agreement requirements and had the right to merge with the corporation holding the remaining 85% interest in the Columbus Project in Esmeralda County, Nevada.

Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (NMC), one of the principal stockholders of the Company.

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

The Company estimated the fair value of warrants issued in connection with the acquisition of CBI using the Binomial Lattice pricing model.

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

This merger was treated as a statutory merger for tax purposes whereby, CBIA was the surviving merger entity.

5.	RED MOUNTAIN PROJECT

The Red Mountain Project located in San Bernardino, California is subject to an underlying option assignment agreement dated March 15, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

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

Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC.

6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company’s stockholders’ equity consisted of amortization of stock based compensation over vesting period.

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

Expenses for the three months ended March 31, 2009 and 2008 related to the granting and vesting of stock options were $2,568 and $7,407, respectively and are included in general and administrative expense and mineral exploration and evaluation expense.

Stock options – During the three months ended March 31, 2009, the Company did not grant stock options. As of March 31, 2009 stock options outstanding totaled 3,954,719 with a weighted average exercise price of $0.15 per share.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2009:

Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	3,954,719	$0.15
Options granted and assumed	--	--
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, March 31, 2009	3,954,719	$0.15

The Company utilizes the Binomial Lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the status of the Company’s unvested shares as of March 31, 2009 and changes during the three months ended March 31, 2009:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2008	37,500	$0.52
Options granted	--	--
Options vested	--	--
Options forfeited	--	--

Unvested, March 31, 2009	37,500	$0.52

As of March 31, 2009, there was $4,269 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized in 2009.

Stock options/warrants – During the three months ended March 31, 2009 the Company did not grant any stock warrants.

The following table summarizes information about options/warrants activity during the three months ended March 31, 2009:

Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	19,335,428	$1.20
Options/warrants granted and assumed	--	--
Options/warrants expired	--	--
Options/warrants forfeitures	--	--
Options/warrants exercised	--	--

Balance, March 31, 2009	19,335,428	$1.20

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2009 and 2008,

	March 31, 2009	March 31, 2008

Income tax benefit based on statutory tax rate	$(329,400)	$(204,101)
Non-deductible and other	384	1,449
Change in valuation allowance	1,539	(724,911)
Rate change	--	(22,419)
Release of valuation allowance related to acquisition	--	805,997

Income tax benefit	$(327,477)	$(143,985)

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Deferred income tax assets:

Net operating loss carryforward	$2,328,068	$2,000,591
Option compensation	545,525	544,626
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	2,969,961	2,641,585
Valuation allowance	(640,718)	(639,179)

	2,329,243	2,002,406
Deferred income tax liabilities:

Property, plant & equipment	1,175	1,815
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$8,739,123	$9,066,600

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2009 and December 31, 2008.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	INCOME TAXES (continued)

The Company had cumulative net operating losses of approximately $6,651,621 and $5,713,177 as of March 31, 2009 and December 31, 2008, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2029.

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

The Company through its subsidiary CBIA has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company, Mr. Chizmar, a former director of the Company, three former officers and directors of CBI, Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of Nanominerals Corp.

The DDB Syndicate has leased the DDB Claims to CSM, a wholly owned subsidiary of the Company. The mining lease agreement (the DDB Agreement), between the DDB Syndicate and CSM, provide CSM with a lease, extending for approximately 5 years, with an option to purchase the DDB Claims at any time during the lease period. To maintain the lease rights, CSM paid the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010, and 2011 respectively. CSM may exercise its option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

The following table summarizes the rental payments under the mining lease agreement:

June 30, 2009	$30,000
June 30, 2010	30,000
June 30, 2011	30,000

$90,000

The Company had made $130,000 in rental payments during the year ended December 31, 2008, which consists of $13,416 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $22,670 to a company controlled by Douglas D.G. Birnie.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms for $4,625 per month.

Rental expense, resulting from this operating lease agreement, was $13,875 and $6,600 for the three months ended March 31, 2009 and 2008, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at March 31, 2009 and December 31, 2008, were as follows:

	March 31,	December 31,
	2009	2008
Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the three months ended March 31, 2009, was as follows:

Balance, December 31, 2008	$275,338
Accruals for estimated costs	--

Balance, March 31, 2009	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 and $933,088 as of March 31, 2009 and December 31, 2008, respectively.

12.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. To date, the Company has not experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2009, the Company had deposits in excess of FDIC insured limits in the amount of $877,697.

13.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the three months ended March 31, 2009, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $9,948, respectively, for a total of $114,948.

At March 31, 2009, the Company had an outstanding balance due to NMC of $39,496. The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer of $19,315 payable to a company wholly owned by Douglas D.G. Birnie. Accounts payable – related party totaled $58,811 as of March 31, 2009.

The Company has the mining claim lease for the DDB Claims as further discussed in Note 9.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2009, the Company purchased services from three major vendors Arrakis, Inc., AuRic Metallurgical Labs, LLC, and NMC that exceeded more than 10% of total purchases and amounted to approximately $341,750, $153,000, and $114,948, respectively.

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada that we call the “Columbus Project.” The Columbus Project consists of 19,680 acres of placer mineral claims, including a 380 acre permitted mine site (60-acre mill site and mill facility, and 320-acre mine site). Our current permits currently allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the permitted mine site. Results from our 2008 drilling program have also led us to identify 3 new areas with significant mineralization. We also have a mineral lease covering, and the option to acquire, an additional 22,640 acres of placer mineral claims adjoining the current project area (the “DDB Claims”).

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California that we call the “Red Mountain Project,” and we are the owners of a mineral property located in Clark County, Nevada known as the “Ireland Claim.”

Recent Corporate Developments

2008 Drilling Program Results

During the first quarter of 2009, test results received from independent consultants McEwen Geological LLC of Arvada, Colorado (“McEwen”) from our 2008 drilling program led us to identify 3 new areas with significant mineralization. The 2008 drilling program involved the drilling of 39 holes to depths ranging from 200 to 400 feet below the surface. Over 1,000 samples were collected by McEwen under Chain of Custody (“COC”) standards and delivered for testing and analysis to independent consultants Arrakis Inc. of Denver, Colorado (“Arrakis”) and independent consultants AuRIC Metallurgical Laboratories of Salt Lake City, Utah (“AuRIC”). The drill samples were analyzed using a caustic fusion technique, and the results reported were from the extracted precious metals.

Based on these test results, we have expanded our original mineralized area (Zone A) from 380 acres to 2,530, and subdivided the mineralized areas of Zone A into three subsections: Zone A – Permitted Mine Area (covering the 380 acre permitted mine site); Zone A – West (covering holes S1A to S2A, and holes S8A to S11A); and Zone A – Central (covering holes S5A to S7A, and S14A to S17A). In addition, we have identified a new area of significant mineralization covering 1,068 acres located approximately 3 miles south of the Zone A – Permitted Mine Area that we now call Zone B. Zone A and Zone B appear to be unbounded on all sides.

Figure 1: Map of 2008 Drill Hole Locations and Mineralized Zones

2008 Drilling Results – Zone A

A total of 25 contiguous holes were drilled next to the Zone A – Permitted Mine Area. The weight mean average grade for the mineralized intercepts identified in the 25 holes drilled was approximately 0.047 opt Au equivalent.

Hole ID1	Depth Drilled (ft)	Mineralized Interval[2] (ft)	Thickness (ft)	Au (opt)	Ag (opt)	Au (opt)[3] Equivalent
S1A	195’	50’ to 150’	100’	0.038	0.132	0.039
S2A	202’	10’ to 40’	30’	0.032	0.134	0.034
		60’ to 100’	40’	0.031	0.132	0.031
		160’ to 202’	42’	0.049	0.209	0.052
S3A	201’	100’ to 140’	40’	0.027	0.094	0.028
S4A	404’	250’ to 404’	154’	0.037	0.166	0.039
S5A	201’	0’ to 70’	70’	0.033	0.112	0.034
		160’ to 201’	41’	0.036	0.111	0.038
S6A	200’	0’ to 60’	60’	0.037	0.180	0.035
		120’ to 170’	50’	0.045	0.332	0.049
S7A	400’	0’ to 20’	20’	0.052	0.409	0.057
		130’ to 170’	40’	0.038	0.299	0.042
		240’ to 400’	160’	0.027	0.152	0.029
S8A	201’	0’ to 201’	201’	0.049	0.238	0.052
S9A	404’	50’ to 404’	354’	0.062	0.302	0.066

______________________________________
1 Holes S20A to S22A did not contain sufficient samples above our cut off grade of 0.020 opt Au equivalent to define any mineralized intercepts.
2 Mineralized Intervals were determined using a 0.020 opt Au equivalent cut-off.
3 Au equivalent calculated using: $900/oz Au, $12/oz Ag.

Hole ID1	Depth Drilled (ft)	Mineralized Interval[2] (ft)	Thickness (ft)	Au (opt)	Ag (opt)	Au (opt)[3] Equivalent
S10A	181’	0’ to 20’	20’	0.046	0.214	0.049
		110’ to 170’	60’	0.050	0.382	0.055
S11A	202’	40’ to 80’	40’	0.027	0.137	0.029
S12A	400’	60’ to 90’	30’	0.042	0.238	0.045
		130’ to 370’	240’	0.045	0.272	0.048
S13A	200’	100’ to 120’	20’	0.024	0.133	0.025
S14A	340’	0’ to 40’	40’	0.058	0.413	0.063
		90’ to 110’	20’	0.071	0.465	0.077
S15A	200’	0’ to 60’	60’	0.037	0.295	0.041
		150’ to 200’	50’	0.048	0.374	0.053
S16A	200’	0’ to 60’	60’	0.037	0.270	0.04
		100’ to 150’	50’	0.059	0.396	0.065
S17A	200’	0’ to 30’	30’	0.060	0.568	0.067
		60’ to 90’	30’	0.069	0.725	0.079
S18A	200’	150’ to 190’	40’	0.044	0.367	0.049
S19A	200’	0’ to 20’	20’	0.053	0.350	0.057
		90’ to 200’	110’	0.034	0.231	0.037
S23A	200’	60’ to 80’	20’	0.054	0.389	0.059
		130’ to 200’	70’	0.040	0.302	0.044
S24A	200’	170’ to 190’	20’	0.041	0.341	0.045
S25A	200’	20’ to 60’	40’	0.042	0.223	0.044
Weight Mean Average for All Drill Hole Intercepts				0.044	0.257	0.047

2008 Drilling Results – Zone B

A total of 14 holes were drilled in Zone B. Zone B is located approximately 3 miles south of the Zone A – Permitted Mine Area. The weight mean average grade for the mineralized intercepts identified in the 14 holes drilled in Zone B was approximately 0.044 opt Au equivalent.

Hole ID	Depth Drilled (ft)	Mineralized Interval[4] (ft)	Thickness (ft)	Au (opt)	Ag (opt)	Au (opt)[5] Equivalent
S1B	400’	10’ to 400’	390’	0.045	0.234	0.047
S2B	200’	50’ to 160’	110’	0.034	0.179	0.036
S3B	275’	90’ to 275’	185’	0.039	0.237	0.042
S4B	200’	170’ to 200’	30’	0.021	0.093	0.022
S5B	200’	50’ to 200’	150’	0.041	0.167	0.044
S6B	400’	240’ to 270’	30’	0.036	0.206	0.038
		310’ to 400’	90’	0.033	0.181	0.036
S7B	200’	0’ to 200’	200’	0.037	0.160	0.039
S8B	350’	0’ to 350’	350’	0.040	0.187	0.042
S9B	200’	0’ to 200’	200’	0.048	0.244	0.051
S10B	400’	0’ to 310’	310’	0.040	0.254	0.043
		360’ to 400’	40’	0.080	0.265	0.083
S11B	200’	0’ to 140’	140’	0.042	0.224	0.044
S12B	200’	0’ to 60’	60’	0.057	0.318	0.061
		150’ to 200’	50’	0.026	0.095	0.027
S13B	400’	0’ to 100’	100’	0.053	0.246	0.056
		170’ to 250’	80’	0.026	0.102	0.027
		290’ to 350’	60’	0.052	0.252	0.055
S14B	280’	80’ to 100’	20’	0.023	0.138	0.024
		140’ to 280’	140’	0.045	0.231	0.048
Weight Mean Average for All Drill Hole Intercepts				0.041	0.212	0.044

_______________________________________
4 Mineralized Intervals were determined using a 0.020 opt Au equivalent cut-off.
5 Au Equivalent calculated using: $900/oz Au, $12/oz Ag.

Bulk Leach Test Results – Zone A – Permitted Mine Area

In the first quarter of 2009, AuRIC conducted a bulk leach test on 1,738 pounds of material extracted from the Zone A – Permitted Mine Area by Arrakis under COC standards. No mineral processing operations, such as crushing, grinding, drying or screening, were performed on the sample prior to leaching. The material was analyzed using a caustic fusion technique and reported head grades of 0.055 ounces per ton (opt) gold (Au) and 0.520 opt silver (Ag). The material was then leached, resulting in the extraction of 0.047 opt Au and 0.464 opt Ag into solution. The precious metals were subsequently collected on resins and processed to produce Au and Ag bullion, for a net extraction of 0.038 opt Au and 0.385 opt Ag. This represents leach extraction of 86.2% of Au into solution and 69.1% of Au recovered as metal. This also represents leach extraction of 89.2% of Ag into solution and 74% of Ag recovered as metal. The overall extraction was 0.043 opt Au equivalent. Upon completion of the test, the precious metal beads were delivered to us. We will commission further testing in order to optimize net metal recovery.

New Estimates of Material Extractable Using Surface Dredge Operations

New operational cost estimates, results from our 2008 drilling program and geological modeling by McEwen have led us to conclude that the surface dredge mining method currently being used at our pilot production facility being operated in the Zone A – Permitted Mine Area could economically be used to mine to a depth of 200 feet. Based on this 200 foot depth, we have estimated that up to 199.5 million (M) tons of material could potentially be extracted from the newly identified mineralized areas Zone A – West, Zone A – Central and Zone B. The average grade of all of the samples within this 199.5 M tons approximates 0.041 opt Au equivalent.

Location	Potentially Mineable Acres[6]	Depth (ft)	Thickness (ft)	Potentially Minable Material
Zone A – Permitted Mine Area	270	3’ to 40’	37’	14.8 M tons
Zone A – West	475	0’ up to 200’	Up to 200’	50.0 M tons
Zone A – Central	550	0’ up to 90’	Up to 90’	41.5 M tons
Zone B – (Holes S7B to S13B)	555	0’ up to 200’	Up to 200’	108 M tons

We believe that the sedimentary materials underlying the three newly identified mineralized areas are substantially similar to the sedimentary materials found in the Zone A – Permitted Mine Area where our pilot production operation is located. The full extent of the mineralization in Zone A and Zone B has yet to be determined by further drilling and drill sample analysis. There is no assurance that the test results that we have received to date will be indicative of actual extraction rates to be found throughout the Columbus Project. Additional exploration work will be required before proven or probable reserves can be established. We intend to conduct additional bench scale and bulk sample tests in both Zone A and Zone B.

PLAN OF OPERATION

During our 2009 fiscal year, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project. To provide us with maximum financial flexibility, we have elected to postpone the drilling program at the Red Mountain Project until 2010. We continue to believe that the Red Mountain Project is an excellent prospect for us.

Although we currently intend to retain the Ireland Claim, our management has deprioritized our exploration program for the Ireland Claim based on the progress and potential of the Columbus and Red Mountain Projects. As a result, our exploration program for the Ireland Claim is expected to be delayed, and may be delayed indefinitely.

_____________________________________
6 Acreage expected to be surface minable in an economical manner.

The Columbus Project

Our technical program for the Columbus Project has two primary objectives: (a) to prove the mineral resources/minable reserves, and (b) to determine the commercial feasibility of mining and extracting precious metals from the project.

a.

Determining Project Resources / Reserves: The goal of the drilling program is to determine whether there are sufficient reserves on the Columbus Project for economic viability. In the 2008 drill program, the holes were drilled to depths ranging from 200 feet to 400 feet. We have completed drilling on, and received the results for, all 39 holes, which are reported above. In 2009, subject to our ability to obtain permits and additional financing, we intend to conduct an additional drilling program for the Columbus Project that is expected to involve the drilling of additional exploratory holes.

b.

Project Feasibility: We currently have a production permit from the Bureau of Land Management (the “BLM”) for the Columbus Project. The production permit allows us to extract precious metals and produce calcium carbonate on the 380 acre (320 acre mine site and 60 acres of mill sites) Zone A- Permitted Mine Area located at the Columbus Project at a mine rate of up to 792,000 tons per year. The mine site and mill sites are located in Zone A on the northern edge of the area of interest identified by our surface sampling program.

We are currently using a dredge mining method to mine and transfer material to the pilot plant at the Columbus Project. The material is mined and handled as a slurry throughout the production process. This production process has, to date, proven to be very successful and is our preferred method of mining as the cost per ton of material mined is low. We are currently testing a number of pre- treatment methods before the material is leached. The purpose of the pre-treatment methods is to improve the results of the leaching process.

The installation of our pilot production plant at the Columbus Project was completed in October 2008. We are continuing to make adjustments to the processing circuit in an effort to optimize precious metals recovery and to determine the economics of this process. Bench and bulk leach tests are being conducted at off-site facilities by independent consultants.

We anticipate that we will continue to operate our pilot production plant on an ongoing basis unless our production process is proven to be commercially unviable.

If the operation of this pilot production facility proves to our satisfaction that the Columbus Project is economically viable, we will seek to expand the production process or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation. A diagram and description outlining the pilot production process for the Columbus Project is attached as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We anticipate spending approximately $4,500,000 on our exploration and development program for the Columbus Project in 2009.

The Red Mountain Project

Sampling and Drilling Program: We initiated a surface sampling program on the Red Mountain Project in 2008. We have postponed the drilling program on the Red Mountain Project until we obtain additional financing. See “Financing Requirements.”

We anticipate that we will spend approximately $120,000 on our exploration program for the Red Mountain Project in 2009.

Cash Requirements

We have budgeted for the following expenditures in 2009:

Columbus Project
•	Drilling Exploration Program and Obtaining Reserve Estimates	$ 1,970,000
•	Pre-feasibility and Feasibility Program	2,412,796
•	Property Maintenance Costs	130,000
		4,512,796
•	Contingency (@ 10%)	451,280
	Total for Columbus Project	$ 4,964,076
Red Mountain Project
•	Property Acquisition and Maintenance Costs	$ 75,000
•	Sampling Exploration Program	45,000
		120,000
•	Contingency (@ 10%)	12,000
	Total for Red Mountain Project	$ 132,000
General and Administration
•	General and Administration	$ 787,910
•	Contingency (@ 10%)	78,791
	Total for General and Administration	$ 866,701
Total Cash Expenditures		$ 5,962,777

As of March 31, 2009, we had cash in the amount of $1,502,075 and a working capital surplus of $1,465,476. This amount is substantially less than the total expenditures that we have budgeted for our 2009 fiscal year. We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the first half of our 2009 fiscal year. However, actual costs could be greater than we have anticipated. We will require additional financing in order to fully complete our exploration and development plans for 2009. We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	March 31, 2009	March 31, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(948,761)	(656,357)	44.5%
Other Income	7,617	73,206	(89.6)%
Income Tax Benefit	327,477	143,985	127.4%
Net Loss	$(613,667)	$(439,166)	39.7%

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

Operating Expenses

Our operating expenses for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage
	March 31, 2009	March 31, 2008	Increase / (Decrease)
Mineral exploration and evaluation	$587,706	$196,392	199.2%
expenses
Mineral exploration and evaluation	105,000	105,000	n/a
expenses – related party
General and administrative	230,221	316,326	(27.2)%
Depreciation	10,834	2,639	310.5%
Mineral and property holding costs	15,000	36,000	(58.3)%
Total Operating Expenses	$948,761	$656,357	44.5%

Operating expenses for our first fiscal quarter ended March 31, 2009 increased substantially as compared to our fiscal quarter ended March 31, 2008. The additional operating expenses are primarily expenses related to amounts accrued for exploration and development work conducted on the Columbus Project.

The item “Mineral exploration and evaluation expenses – related party” represents amounts paid or reimbursed to Nanominerals Corp. for exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals is our largest shareholder, owning approximately 41.4% of our outstanding common stock.

During the fiscal quarter ended March 31, 2009, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $9,948 in respect to reimbursable expenses paid for by Nanominerals. At March 31, 2009, we were indebted to Nanominerals in the amount of $39,496 for unpaid fees and reimbursable expenses.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $19,315, payable to a company controlled by Mr. Birnie.

The decrease in general and administrative expenses is primarily attributable to a decrease in consulting fees and a reallocation of executive and employee compensation to mineral exploration and evaluation expenses. During the first quarter of 2009, our President and Chief Executive Officer and our operations manager spent a large amount of time directly managing our exploration and development activities at the Columbus Project. As a result, a portion of their compensation was allocated to mineral exploration and evaluation expenses instead of general and administrative.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$1,722,038	$2,734,552	(37.0)%
Current Liabilities	(256,562)	(175,049)	46.6%
Working Capital	$1,465,476	$2,559,503	(42.7)%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows used in Operating Activities	$(851,374)	$(895,604)
Cash Flows used in Investing Activities	(212,374)	(202,549)
Cash Flows from Financing Activities	-	1,000
Net Decrease in Cash During Period	$(1,063,748)	$(1,097,153)

At March 31, 2009 we had a working capital surplus of $1,465,476 as compared to a working capital surplus of $2,559,503 at December 31, 2008. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue during the period; and (ii) we incurred substantial expenses in the exploration and development of the Columbus Project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the three months ended March 31, 2009 included in this Quarterly Report on Form 10-Q.

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. We capitalize acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of a feasibility study, the mineral rights will be expensed at that time.

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

Accruals for reclamation and environmental matters totaled $275,338 at March 31, 2009 and December 31, 2008. We are in the exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 11 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2009, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the first quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We intend to report the results of our exploration activities promptly after those results have been received and analyzed by us. However, there is no assurance that the test results reported by us will be indicative of extraction rates throughout our mineral properties. We have not yet established proved or probable reserves on the Columbus Project or on our other mineral properties and additional exploration work will be required before proved or probable reserves can be established.

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

There is no assurance that we will be able to obtain additional financing when needed or in an amount sufficient to meet our needs or that such financings will be offered on terms that are acceptable to our management. Our ability to obtain additional financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to scale back our exploration and development programs.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald.(4)
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10

Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Diagram of Columbus Project Pilot Production Process.(13)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 13, 2009	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 13, 2009	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)