Form 10-Q
period 2009-06-30
IRELAND INC.
filed 2009-08-13
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ x ] Yes   [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ]Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2009, the Registrant had 97,010,087 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008

ASSETS

Current assets
Cash	$722,527	$2,565,823
Refunds receivable	-	27,394
Prepaid expenses	126,147	141,335

Total current assets	848,674	2,734,552

Property and equipment, net	3,580,314	3,378,177
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	933,088
Deposits	22,200	22,200

Total non-current assets	36,458,935	36,281,518

Total assets	$37,307,609	$39,016,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$301,129	$89,543
Accounts payable - related party	159,498	50,417
Accrued payroll and related taxes	12,651	11,799
Due to related party	23,290	23,290

Total current liabilities	496,568	175,049

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	8,357,940	9,066,600

Total long-term liabilities	8,633,278	9,341,938

Total liabilities	9,129,846	9,516,987

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 97,010,087 shares, issued and outstanding	97,010	97,010
Additional paid-in capital	36,064,585	36,059,449
Accumulated deficit during exploration stage	(7,983,832)	(6,657,376)

Total stockholders' equity	28,177,763	29,499,083

Total liabilities and stockholders' equity	$37,307,609	$39,016,070

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	687,033	643,569	1,274,738	841,189	4,850,848
Mineral exploration and evaluation
expenses - related party	135,000	235,000	240,000	340,000	1,766,314
General and administrative	248,356	323,230	478,576	639,700	2,813,560
Depreciation	10,901	2,806	21,736	5,445	42,095
Mineral and property holding costs	15,000	15,000	30,000	51,000	380,500
Mineral and property holding costs -
reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,096,290	1,219,605	2,045,050	1,877,334	10,162,317

Loss from operations	(1,096,290)	(1,219,605)	(2,045,050)	(1,877,334)	(10,162,317)

Other income (expense)
Interest income	2,617	30,820	10,360	104,026	275,657
Interest expense	(300)	-	(426)	-	(426)

Total other income (expense)	2,317	30,820	9,934	104,026	275,231

Loss before income taxes	(1,093,973)	(1,188,785)	(2,035,116)	(1,773,308)	(9,887,086)

Income tax benefit	381,183	405,187	708,660	549,172	1,903,254

Net loss	$(712,790)	$(783,598)	$(1,326,456)	$(1,224,136)	$(7,983,832)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	97,010,087	97,010,087	97,010,087	94,081,491

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2008	97,010,087	$97,010	$36,059,449	$(6,657,376)	$29,499,083

Amortization of stock options issued
to employee over vesting period	-	-	5,136	-	5,136

Net loss, June 30, 2009	-	-	-	(1,326,456)	(1,326,456)

Balance, June 30, 2009	97,010,087	$97,010	$36,064,585	$(7,983,832)	$28,177,763

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the six months ended		through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,326,456)	$(1,224,136)	$(7,983,832)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	21,736	5,445	42,095
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	5,136	39,410	1,561,211
Changes in operating assets and liabilities:
Refunds receivable	27,394	-	27,394
Prepaid expenses	23,765	(242,993)	(267,645)
Other assets	-	-	(2,200)
Reclamation deposit	24,720	(28,762)	(925,042)
Mineral property acquisition costs	-	(188,791)	(1,022,663)
Accounts payable and accrued liabilities	334,311	214,803	382,468
Deferred income taxes	(708,660)	(549,172)	(1,903,254)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(1,598,054)	(1,974,196)	(9,787,130)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(245,242)	(785,713)	(2,494,730)

Net cash used in investing activities	(245,242)	(785,713)	(2,494,730)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	1,000	13,239,750
Stock issuance costs	-	-	(243,653)
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	-	1,000	13,004,387

NET CHANGE IN CASH	(1,843,296)	(2,758,909)	722,527

CASH AT BEGINNING OF PERIOD	2,565,823	8,759,605	-

CASH AT END OF PERIOD	$722,527	$6,000,696	$722,527
	-
	-

SUPPLEMENTAL INFORMATION

Interest Paid	$426	$-	$426

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued
for mineral properties	$-	$21,359,351	$21,584,351

Net deferred tax liability assumed	$-	$10,261,194	$10,261,194

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

The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

In preparing these interim financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2009, the date the financial statements were issued.

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

The Company incurred cumulative net losses since date of inception of $7,983,832 from operations as of June 30, 2009, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of- production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2009 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact the Company’s ability to achieve its exploration program. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Reclamation and remediation costs (asset retirement obligation) - The Company accrued costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” In accordance with SFAS No. 143, the Company records a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project, and uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at June 30, 2009 and December 31, 2008. The Company is in the exploration stage and is unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 11.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2009 and 2008 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 19,335,428 and 17,835,798, respectively.

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

New accounting pronouncements – The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The FASB has issued FASB Statement No. 167, “Amendment to FASB Interpretation No. 46(R)”. Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year- end entity. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB has issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risk related to the transferred financial assets. It eliminates the concept of a “qualifying special- purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. Statement 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year- end entity. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB has issued FASB Statement No. 165, “Subsequent Events”. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. Specifically, Statements 165 provides: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The required disclosures of this statement have been incorporated into the Company’s consolidated financial statements.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Furniture and fixtures	$8,921	$8,921
Computers and equipment	34,657	33,591
Land	30,000	30,000
Site improvements	99,631	99,631
Site equipment	99,997	99,997
Vehicles	23,595	23,595
Construction in progress:
Building	500,000	500,000
Site improvements	2,254,017	2,034,167
Site equipment	571,591	568,634

	3,622,409	3,398,536
Less accumulated depreciation	42,095	20,359

	$3,580,314	$3,378,177

Depreciation expense was $21,736 and $5,445 for the six months ended June 30, 2009 and 2008, respectively.

3.	IRELAND CLAIM

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

Subsequent to June 30, 2009, the Company has elected to not retain the Ireland Claim, by choosing to not pay the 2009 maintenance fee to Bureau of Land Management in August 2009, as it is not considered a core asset to the Company’s business plan going forward.

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

During the six months ended June 30, 2009, the Company’s stockholders’ equity activity consisted of amortization of stock based compensation over vesting period.

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

Expenses for the six months ended June 30, 2009 and 2008 related to the granting and vesting of stock options were $5,136 and $39,410, respectively and are included in general and administrative expense and mineral exploration and evaluation expense.

Stock options – During the six months ended June 30, 2009, the Company did not grant stock options. As of June 30, 2009 stock options outstanding totaled 3,954,719 with a weighted average exercise price of $0.15 per share.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2009:

Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	3,954,719	$0.15
Options granted and assumed	--	--
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, June 30, 2009	3,954,719	$0.15

The Company utilizes the Binomial Lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the status of the Company’s unvested shares as of June 30, 2009 and changes during the six months ended June 30, 2009:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2008	37,500	$0.55
Options granted	--	--
Options vested	--	--
Options forfeited	--	--

Unvested, June 30, 2009	37,500	$0.55

As of June 30, 2009, there was $1,701 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized in 2009.

Stock options/warrants – During the six months ended June 30, 2009 the Company did not grant any stock warrants.

On June 17, 2009, the Company extended the expiration date for the outstanding warrants issued by the Company under its foreign and US private placement offerings completed in 2007 to June 30, 2012. No other changes were made with respect to the terms and conditions of the warrants.

The Company determined that the amendment to extend the expiration date of the private placement warrants which were originally issued as part of equity transactions, did not result in an expense to the Company. The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

The following table summarizes information about options/warrants activity during the six months ended June 30, 2009:

Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	19,335,428	$1.20
Options/warrants granted and assumed	--	--
Options/warrants expired	--	--
Options/warrants forfeitures	--	--
Options/warrants exercised	--	--

Balance, June 30, 2009	19,335,428	$1.20

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at June 30, 2009 and 2008,

	June 30, 2009	June 30, 2008

Income tax benefit based on statutory tax rate	$(712,291)	$(621,196)
Non-deductible and other	1,523	3,017
Change in valuation allowance	2,108	(714,571)
Rate change	--	(22,419)
Release of valuation allowance related to acquisition	--	805,997

Income tax benefit	$(708,660)	$(549,172)

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Deferred income tax assets:

Net operating loss carryforward	$2,709,251	$2,000,591
Option compensation	546,424	544,626
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	3,352,043	2,641,585
Valuation allowance	(641,287)	(639,179)

	2,710,756	2,002,406
Deferred income tax liabilities:

Property, plant & equipment	1,505	1,815
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$8,357,940	$9,066,600

A valuation allowance for deferred tax related to option compensation and accrued reclamation and remediation costs was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2009 and December 31, 2008.

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

The Company had cumulative net operating losses of approximately $7,740,716 and $5,713,177 as of June 30, 2009 and December 31, 2008, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2029.

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

The following table summarizes the rental payments under the mining lease agreement:

June 30, 2010	$30,000
June 30, 2011	30,000

$60,000

The Company had made $30,000 in rental payments during the six months ended June 30, 2009, which consists of $3,651 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $794 to a company controlled by Douglas D.G. Birnie.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms for $4,625 per month.

Rental expense, resulting from this operating lease agreement, was $27,750 and $19,575 for the six months ended June 30, 2009 and 2008, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at June 30, 2009 and December 31, 2008, were as follows:

	June 30,	December 31,
	2009	2008

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the six months ended June 30, 2009, was as follows:

Balance, December 31, 2008	$275,338
Accruals for estimated costs	--

Balance, June 30, 2009	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 and $933,088 as of June 30, 2009 and December 31, 2008, respectively.

12.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. Additionally, through the financial institutions’ participation in the FDIC’s Transaction Account Guarantee Program, all non-interest bearing checking accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2009, the Company had deposits in excess of FDIC insured limits in the amount of $102,320.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project. NMC is the Company’s largest shareholder, owning approximately 41.4% of the Company’s outstanding common stock.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2009, the Company incurred total fees and reimbursements of expenses to NMC of $210,000 and $37,446, respectively, for a total of $247,446.

At June 30, 2009, the Company had an outstanding balance due to NMC of $132,498. The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer of $27,000 payable to a company wholly owned by Douglas D.G. Birnie. Accounts payable – related party totaled $159,498 as of June 30, 2009.

The Company has the mining claim lease for the DDB Claims as further discussed in Note 9.

14.	CONCENTRATION OF ACTIVITY

For the six months ended June 30, 2009, the Company purchased services from three major vendors Arrakis, Inc., AuRic Metallurgical Labs, LLC, and NMC that exceeded more than 10% of total purchases and amounted to approximately $466,146, $188,800, and $247,446, respectively.

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

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California that we call the “Red Mountain Project.” We also own a mineral property located in Clark County, Nevada known as the “Ireland Claim.” However, we have decided to allow the Ireland Claim to lapse on September 1, 2009 as we do not consider it to be a core asset of our business.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since the completion of our last fiscal quarter ended March 31, 2009:

1.

On June 17, 2009, we extended the expiration date for the outstanding warrants issued by us under our foreign and US private placement offerings completed in 2007 (the “2007 Foreign Offering” and the “2007 US Offering”, respectively). Each warrant issued under the 2007 Foreign Offering and 2007 US Offering entitled the holder to purchase one share of our common stock at a price of $1.00 per share for a period of 2 years after the date of issuance, subject to our right to accelerate the expiration date of the warrants if our common stock trades at a weighted average price over $3.50 for 20 consecutive trading days. If we choose to exercise our acceleration rights, the accelerated expiry date will be thirty (30) days after we send out notices of the acceleration. We have extended the expiration date for all of the outstanding warrants issued under the 2007 Foreign Offering and the 2007 US Offering to June 30, 2012, subject to the acceleration rights described above. No other changes were made with respect to the terms and conditions of the warrants.

2.

On June 24, 2009, we appointed Mark H. Brennan as a member of our Board of Directors. Mr. Brennan was appointed to fill the vacancy on our Board of Directors created by the resignation of Lawrence E. Chizmar, Jr. on November 4, 2008.

Mr. Brennan, age 49, has served as the President of his own consulting firm, the Brennan Consulting Group, through which he has managed a number of long-term, multi-year management and operations consulting engagements in various business sectors. In addition to his ongoing management consulting practice, Mr. Brennan has also founded and operated a number of private companies beginning in the early 1990’s. Mr. Brennan is the founding Chairman of the Vegas Valley Angels, a non-profit organization of accredited investors whose purpose is to search out, invest in, mentor and foster the development of new and developing companies located in the southwestern United States. Mr. Brennan is also an active member of the Board of Advisors for both the Nevada Center for Entrepreneurship and Technology (NCET), and the University of Nevada Las Vegas Center for Entrepreneurship. Mr. Brennan holds an MBA from the Harvard Business School and a MA in Management from National University. Early in Mr. Brennan’s career he served his country for eight years as a fighter pilot and instructor pilot with the United States Air Force after earning his BS degree from the United States Air Force Academy.

3.

Effective July 1, 2009, we raised our compensation for independent directors to: (i) a monthly payment of $2,500; and (ii) a quarterly issuance of restricted stock awards with a market value of $7,500. In lieu of the quarterly issuance of restricted stock awards, a director may accept stock options to purchase shares of our common stock with a market value of $15,000.

4.

In addition to Mr. Brennan’s monthly compensation as an independent director, we issued to Mr. Brennan, on August 11, 2009, stock options to purchase 250,000 shares of our common stock at an exercise price of $0.48 per share. 50,000 of the options vested immediately and the remaining balance of the options will vest at a rate of 50,000 options commencing on December 31, 2009 and every six months thereafter.

5.

Our Board of Directors approved a private placement offering of up to 10,000,000 units at a price of $0.45 per unit to “accredited investors” as such term is defined under Regulation D of the Securities Act (the “U.S. Offering”) and a concurrent foreign private placement offering of up to 5,500,000 units on the same terms to persons who are not “U.S. Persons” as such term is defined under Regulation S of the Securities Act (the “Foreign Offering”). Each unit is comprised of one share of our common stock and one-half share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.75 per share expiring June 30, 2012. After June 30, 2010, we will have the right to accelerate the expiration date of the warrants if the volume weighted average price for the shares on our principal market is above $3.00 per share for twenty consecutive trading days. The U.S. Offering and the Foreign Offering are set to terminate on August 31, 2009, unless otherwise extended by the Board of Directors. There is no assurance that these private placement offerings or any part of them will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

COLUMBUS PROJECT PROPERTY UPDATES

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

Based on these test results, we have expanded our original mineralized area (Zone A) from 380 acres to 2,530, and subdivided the mineralized areas of Zone A into three potentially surface minable subsections: Zone A – Permitted Mine Area (covering the 380 acre permitted mine site); Zone A – West (covering holes

S1A to S2A, and holes S8A to S11A); and Zone A – Central (covering holes S5A to S7A, and S14A to S17A). In addition, we have identified a new area of significant mineralization covering 1,068 acres located approximately 3 miles south of the Zone A – Permitted Mine Area that we now call Zone B. Zone A and Zone B appear to be unbounded on all sides.

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

_______________________________
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

2008 Drilling Results – Zone B

A total of 14 holes were drilled in Zone B. Zone B is located approximately 3 miles south of the Zone A –Permitted Mine Area. The weight mean average grade for the mineralized intercepts identified in the 14 holes drilled in Zone B was approximately 0.044 opt Au equivalent.

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

_____________________________
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

Bench Leach Test Results – Zone B

In the second quarter of 2009, AuRIC conducted bench scale leach tests on composite drill samples taken from Zone B. The tested materials were composited from previously submitted and analyzed drill samples taken during our 2008 drilling program. The results of these bench scale leach tests were consistent with the results obtained from the bulk leach test conducted on materials extracted from the Zone-A Permitted Mine Area in the first quarter of 2009.

Zone B – Drill Hole Sample Composite Results

Bench Scale Test	Drill Hole	Interval (ft)	Au Equivalent[6] Head Grade (opt)	% Recovered into Solution	Au Equivalent Recovered into Solution (opt)
3359C	S1B	40’ to 140’	0.041	91.0%	0.037
3360C	S9B	0’ to 50’	0.074	90.0%	0.066
3362C	S12B	0’ to 50’	0.057	80.6%	0.046

The composite samples were taken from three holes in Zone B representing drilling depths of 100 feet, 50 feet and 50 feet, respectively. AuRIC created 5.5 pound composites for each of the three mineralized intervals tested. The composites were then assayed using a caustic fusion technique, and then leached. The leach results indicate that the mineralogy of the Zone A-Permitted Mine Area and Zone B are consistent with each other.

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

_____________________________
6 Au equivalent calculated using: $900/oz Au, $12/oz Ag

Location	Potentially Mineable Acres[7]	Depth (ft)	Thickness (ft)	Potentially Minable Material
Zone A – Permitted Mine Area	270	3’ to 40’	37’	14.8 M tons
Zone A – West	475	0’ up to 200’	Up to 200’	50.0 M tons
Zone A – Central	550	0’ up to 90’	Up to 90’	41.5 M tons
Zone B – (Holes S7B to S13B)	555	0’ up to 200’	Up to 200’	108 M tons

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

BLM Approval Obtained for 2009 Drill Program

In the second quarter of 2009, we received approval from the Bureau of Land Management (the "BLM") to conduct a 30-hole drill program on the Columbus Project. The drill program is scheduled to consist of 30 holes to be drilled to depths ranging from 200 feet to 400 feet below the surface. We hope that this drill program will expand the Zone A and Zone B mineralized zones and provide us with a greater definition of the mineralization within these zones.

PLAN OF OPERATION

During our 2009 fiscal year, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project. However, to provide us with maximum financial flexibility, we have elected to postpone the drilling program at the Red Mountain Project until 2010. We continue to believe that the Red Mountain Project is an excellent prospect for us.

We have decided to allow the Ireland Claim to lapse on September 1, 2009 as we do not consider it to be a core asset of our business.

The Columbus Project

Our technical program for the Columbus Project has two primary objectives: (a) to prove the mineral resources/minable reserves, and (b) to determine the commercial feasibility of mining and extracting precious metals from the project.

a.

Determining Project Resources / Reserves: The goal of the drilling program is to determine whether there are sufficient reserves on the Columbus Project for economic viability. In the 2008 drill program, the holes were drilled to depths ranging from 200 feet to 400 feet. We have completed drilling on, and received the results for, all 39 holes, which are reported above. In 2009, subject to our ability to obtain permits and additional financing, we intend to conduct an additional 60 hole drilling program for the Columbus Project that we hope will provide greater definition of the mineralization at the Columbus Project.

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

_____________________________
7 Acreage expected to be surface minable in an economical manner.

We are currently using a dredge mining method to mine and transfer material to the pilot plant at the Columbus Project. The material is mined and handled as a slurry throughout the production process. This production process has, to date, proven to be very successful and is our preferred method of mining as the cost per ton of material mined is low.

Bench and bulk leach tests are being conducted at off-site facilities by independent consultants. Upon completion of these tests we will operate our on-site pilot production plant on an ongoing basis unless our production process is proven to be commercially unviable.

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

We anticipate spending approximately $2,486,787 on our exploration and development program for the Columbus Project in the second half of 2009.

The Red Mountain Project

Sampling and Drilling Program: We initiated a surface sampling program on the Red Mountain Project in 2008. We have postponed the drilling program on the Red Mountain Project until we obtain additional financing. See “Financing Requirements.”

We anticipate that we will spend approximately $47,500 on our exploration program for the Red Mountain Project in 2009.

Cash Requirements

We have budgeted for the following expenditures in the third and fourth quarters of 2009:

Columbus Project
•	Drilling Exploration Program and Obtaining Reserve Estimates	$1,090,567
•	Pre-feasibility and Feasibility Program	1,346,220
•	Property Maintenance Costs	50,000
	Total for Columbus Project	$2,486,787
Red Mountain Project
•	Property Acquisition and Maintenance Costs	$47,500
•	Sampling Exploration Program	0
	Total for Red Mountain Project	$47,500
General and Administration
	Total for General and Administration	$645,617
Total Cash Expenditures		$3,179,904

As of June 30, 2009, we had cash in the amount of $722,527 and a working capital surplus of $352,106. This amount is substantially less than the total expenditures that we have budgeted for our 2009 fiscal year. We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the first half of our 2009 fiscal year. However, actual costs could be greater than we have anticipated. We will require additional financing in order to fully complete our exploration and development plans for 2009. In order to meet our expenditure requirements for the second half of the fiscal year of 2009, our Board of Directors approved a U.S. Offering of up to 10,000,000 units at a price of $0.45 per unit and a concurrent Foreign Offering of up to 5,500,000 units at a price of $0.45 per unit for aggregate proceeds of $6,975,000. There is no assurance that these private placement offerings or any part of them will be completed.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended June 30		Percentage		Six Months Ended June 30		Percentage
			Increase /				Increase /
	2009	2008	(Decrease)		2009	2008	(Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Operating Expenses	(1,096,290)	(1,219,605)	(10.1	) %	(2,045,050)	(1,877,334)	8.9%
Other Income (Expense)	2,317	30,820	(92.5	) %	9,934	104,026	(90. 5	) %
Income Tax Benefit	381,183	405,187	(5.9	) %	708,660	549,172	29. 0%
Net Loss	$(712,790)	$(783,598)	(9.0	) %	$(1,326,456)	$(1,224,136)	8.4%

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

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three Months Ended				Six Months Ended
	June 30		Percentage		June 30		Percentage
			Increase /				Increase /
	2009	2008	(Decrease)		2009	2008	(Decrease)
Mineral exploration and evaluation expenses	$687,033	$643,569	6.8%		$1,274,738	$841,189	51.5%
Mineral exploration and evaluation expenses – related party	135,000	235,000	(42.6	) %	240,000	340,000	(29.4	) %
General and administrative	248,356	323,230	(23.2	) %	478,576	639,700	(25.2	) %
Depreciation	10,901	2,806	288.5%		21,736	5,445	299.2%
Mineral and property holding costs	15,000	15,000	0.0%		30,000	51,000	(41.2	) %
Total Operating Expenses	$1,096,290	$1,219,605	(10.1	) %	$2,045,050	$1,877,334	8.9%

Operating expenses for our second fiscal quarter ended June 30, 2009 decreased slightly as compared to our second fiscal quarter ended June 30, 2008. Operating expenses decreased as a result of decreases in general and administrative expenses and mineral exploration and evaluation expenses – related party.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals Corp. for exploration work conducted on the Columbus and Red Mountain Projects, Nanominerals is our largest shareholder, owning approximately 41.4% of our outstanding common stock; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During the fiscal quarter ended June 30, 2009, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $27,498 in respect to reimbursable expenses paid for by Nanominerals. At June 30, 2009, we were indebted to Nanominerals in the amount of $132,498 for unpaid fees and reimbursable expenses.

We made $30,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of a company controlled by Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar (a former member of our Board of Directors and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $30,000 in rental payments made to the DDB Syndicate consisted of $3,651 paid to each member of the DDB Syndicate, including $794 paid to a company controlled by Mr. Birnie for the reimbursement of legal and government filing fees related to the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $27,000, payable to a company controlled by Mr. Birnie.

The decrease in general and administrative expenses is primarily attributable to a decrease in consulting fees, stock based compensation expense, and a reallocation of executive and employee compensation to mineral exploration and evaluation expenses. During the second quarter of 2009, our President and Chief Executive Officer and our operations manager spent a large amount of time directly managing our exploration and development activities at the Columbus Project. As a result, a portion of their compensation was allocated to mineral exploration and evaluation expenses instead of general and administrative.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$848,674	$2,734,552	(69.0) %
Current Liabilities	(496,568)	(175,049)	183.7%
Working Capital	$352,106	$2,559,503	(86.2) %

Cash Flows
	Six Months Ended June	Six Months Ended June
	30, 2009	30, 2008
Cash Flows used in Operating Activities	$(1,598,054)	$(1,974,196)
Cash Flows used in Investing Activities	(245,242)	(785,713)
Cash Flows from Financing Activities	-	1,000
Net Decrease in Cash During Period	$(1,843,296)	$(2,758,909)

At June 30, 2009 we had a working capital surplus of $352,106 as compared to a working capital surplus of $2,559,503 at December 31, 2008. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue during the period; and (ii) we incurred substantial expenses in the exploration and development of the Columbus Project.

Financing Requirements

We will require additional financing if we are to complete our proposed exploration and development programs for 2009. In order to meet these expenditure requirements, our Board of Directors approved a U.S. Offering of up to 10,000,000 units at a price of $0.45 per unit to “accredited investors” as such term is defined under Regulation D and a concurrent Foreign Offering of up to 5,500,000 units on the same terms to persons who are not “U.S. Persons” as such term is defined under Regulation S. Each unit is comprised of one share of our common stock and one-half share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.75 per share expiring June 30, 2012. After June 30, 2010, we will have the right to accelerate the expiration date of the warrants if the volume weighted average price for the shares on our principal market is above $3.00 per share for twenty consecutive trading days.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the six months ended June 30, 2009 included in this Quarterly Report on Form 10-Q.

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

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project, and uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at June 30, 2009 and December 31, 2008. We are in the exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 11 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the

effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2009, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the second quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We intend to report the results of our exploration activities promptly after those results have been received and analyzed. However, there is no assurance that the test results reported by us will be indicative of extraction rates throughout our mineral properties. We have not yet established proved or probable reserves on the Columbus Project or on our other mineral properties and additional exploration work will be required before proved or probable reserves can be established.

We will likely require additional financing to complete our exploration and development programs for our mineral projects.

We expect to spend approximately $3,179,904 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties during the third and fourth quarter of 2009. As of June 30, 2009, we had cash on hand of $722,527. We will need to obtain additional financing in order to complete our proposed exploration and development programs for 2009. Accordingly, our Board of Directors approved a U.S. Offering of up to 10,000,000 units at a price of $0.45 per unit and a concurrent Foreign Offering of up to 5,500,000 units at a price of $0.45 per Unit for gross proceeds of $6,975,000. However, there is no assurance that the U.S. Offering and Foreign Offering or any part of them will be completed. Even if the full amounts of the U.S. Offering and the Foreign Offering are sold, we anticipate that we will require additional financing in order to complete our exploration and development plans for the Columbus Project and the Red Mountain Project. In addition, the actual costs of completing those programs could be greater than anticipated of completing those programs could be greater than anticipated.

Our ability to obtain future financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to scale back our exploration and development programs.

If we complete additional financings through the sale of our common stock, our existing stockholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our mineral properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated. In addition, if our management decides to exercise the right to acquire a 100% interest in the Red Mountain Project, we will be required to issue significantly more shares of our common stock. Issuing shares of our common stock, for financing purposes or otherwise, will dilute the interests of our existing stockholders.

In order to maintain the rights to our mineral properties, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on those properties.

In order to maintain the rights to our mineral projects, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on our mineral properties. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our mineral rights to lapse.

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

Because we anticipate that our operating expenses will increase prior to earning revenues, we may never achieve profitability.

Prior to exiting the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found.

The search for valuable minerals as a business is extremely risky. Although we have been encouraged by the results of the exploration work conducted by us to date, further exploration work is required before proven or probable reserves can be established, and there are no assurances that we will be able to establish any proven or probable reserves. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages if and when conducting mineral exploration activities.

The search for valuable minerals involves numerous hazards. As a result, when conducting exploration activities we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we establish proven or probable reserves on our mineral claims, we may not be able to successfully reach commercial production.

We anticipate using a low cost, high volume surface dredge operation to mine the Columbus Project. Our pre-feasibility program for the Columbus Project is designed to test and optimize our planned mining process for the Columbus Project. There is no assurance that this pre-feasibility program will result in a decision to enter into commercial production. In addition, expanding our production facilities to accommodate commercial operations is expected to require substantially more financial resources than what we currently have available to us.

There is a risk that we will not be able to obtain such financing if and when needed.

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

We are subject to compliance with government regulations. The costs of complying with these regulations may change without notice, and may increase the anticipated cost of our exploration and development programs.

There are several government regulations that materially restrict the exploration of minerals. We will be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

In addition, if our applications for permits from the relevant regulatory bodies are denied, we may not be able to proceed with our exploration and development programs.

If we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

Our planned method for mining the Columbus Project is not expected to generate any significant long term environmental impact. However, we have not yet had a comprehensive environmental review conducted on our planned mining operations for the Columbus Project.

Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities do not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

The market for our common stock is limited and investors may have difficulty selling their stock.

Our shares are currently traded on the over the counter market, with quotations entered for our common stock on the OTC Bulletin Board under the symbol “IRLD.” However, the volume of trading in our common stock is currently limited. As a result, holders of our common stock may have difficulty selling their shares.

Because our common stock is a penny stock, stockholders may be further limited in their ability to sell their shares.

Our shares constitute a penny stock under the Securities Exchange Act of 1934 and are expected to remain classified as a penny stock for the foreseeable future. Classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-2 through 15g-9 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald.(4)

Exhibit
Number	Description of Exhibit
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10	Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)
10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Diagram of Columbus Project Pilot Production Process.(13)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	August 12, 2009	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 12, 2009	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)