Form 10-Q
period 2009-09-30
IRELAND INC.
filed 2009-11-16
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 16, 2009, the Registrant had 110,899.442 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS

Current assets
Cash	$592,464	$2,565,823
Refunds receivable	-	27,394
Prepaid expenses	125,736	141,335

Total current assets	718,200	2,734,552

Property and equipment, net	3,569,882	3,378,177
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	933,088
Deposits	22,200	22,200

Total non-current assets	36,448,503	36,281,518

Total assets	$37,166,703	$39,016,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$625,090	$89,543
Accounts payable - related party	111,954	50,417
Accrued payroll and related taxes	3,695	11,799
Due to related parties	23,290	23,290

Total current liabilities	764,029	175,049

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	7,800,743	9,066,600

Total long-term liabilities	8,076,081	9,341,938

Total liabilities	8,840,110	9,516,987

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 100,219,998 shares, issued and outstanding	100,219	97,010
Additional paid-in capital	37,469,245	36,059,449
Common stock subscribed	(195,750)	-
Accumulated deficit during exploration stage	(9,047,121)	(6,657,376)

Total stockholders' equity	28,326,593	29,499,083

Total liabilities and stockholders' equity	$37,166,703	$39,016,070

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,167,184	741,530	2,432,731	1,569,299	6,008,841
Mineral exploration and evaluation
expenses - related party	126,780	111,459	375,971	465,181	1,902,285
General and administrative	302,605	262,225	781,181	901,621	3,116,165
Depreciation	10,901	3,986	32,637	9,431	52,996
Mineral and property holding costs	15,000	15,000	45,000	66,000	395,500
Mineral and property holding costs -
reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,622,470	1,134,200	3,667,520	3,011,532	11,784,787

Loss from operations	(1,622,470)	(1,134,200)	(3,667,520)	(3,011,532)	(11,784,787)

Other income (expense)
Interest income	2,184	22,003	12,544	126,028	277,841
Interest expense	(200)	-	(626)	-	(626)

Total other income (expense)	1,984	22,003	11,918	126,028	277,215

Loss before income taxes	(1,620,486)	(1,112,197)	(3,655,602)	(2,885,504)	(11,507,572)

Income tax benefit	557,197	392,966	1,265,857	942,138	2,460,451

Net loss	$(1,063,289)	$(719,231)	$(2,389,745)	$(1,943,366)	$(9,047,121)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	98,261,756	97,010,087	97,431,895	95,064,815

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2008	97,010,087	$97,010	$36,059,449	$-	$(6,657,376)	$29,499,083

Amortization of stock options issued to a
director and employees over
vesting period	-	-	32,717	-	-	32,717

Issuance of common stock for cash
Reg. S - Private Placement,
$0.45 per share, net of $21,711
financing costs	400,000	400	157,889	-	-	158,289

Issuance of common stock for cash
Reg. D - Private Placement,
$0.45 per share, net of $2,292
financing costs	863,800	863	385,555	-	-	386,418

Issuance of common stock for cash
Reg. S - Private Placement,
$0.45 per share, net of $39,107
financing costs	1,546,111	1,546	655,097	(195,750)	-	460,893

Issuance of common stock for cash
Reg. D - Private Placement,
$0.45 per share, net of $1,062
financing costs	400,000	400	178,538	-	-	178,938

Net loss, September 30, 2009	-	-	-	-	(2,389,745)	(2,389,745)

Balance, September 30, 2009	100,219,998	$100,219	$37,469,245	$(195,750)	$(9,047,121)	$28,326,593

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the nine months ended		through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,389,745)	$(1,943,366)	$(9,047,121)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	32,637	9,431	52,996
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	32,717	34,705	1,588,792
Changes in operating assets and liabilities:
Refunds receivable	27,394	-	27,394
Prepaid expenses	15,599	(74,016)	(275,811)
Other assets	-	-	(2,200)
Reclamation deposit	24,720	(28,762)	(925,042)
Mineral property acquisition costs	-	(188,791)	(1,022,663)
Accounts payable and accrued liabilities	588,980	79,751	637,137
Deferred income taxes	(1,265,857)	(942,138)	(2,460,451)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(2,933,555)	(3,053,186)	(11,122,631)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(224,342)	(1,657,682)	(2,473,830)

Net cash used in investing activities	(224,342)	(1,657,682)	(2,473,830)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,248,710	1,000	14,488,460
Stock issuance costs	(64,172)	-	(307,825)
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	1,184,538	1,000	14,188,925

NET CHANGE IN CASH	(1,973,359)	(4,709,868)	592,464

CASH AT BEGINNING OF PERIOD	2,565,823	8,759,605	-

CASH AT END OF PERIOD	$592,464	$4,049,737	$592,464

SUPPLEMENTAL INFORMATION

Interest Paid	$626	$-	$626

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued
for mineral properties	$-	$21,359,351	$21,584,351

Net deferred tax liability assumed	$-	$10,261,194	$10,261,194

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

In preparing these interim financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements were issued.

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

The Company incurred cumulative net losses since date of inception of $9,047,121 from operations as of September 30, 2009, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Property and equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Reclamation and remediation costs (asset retirement obligation) - The Company accrued costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations - Recognition, the Company records a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

The Company accrues costs associated with environmental remediation obligation when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with ASC 450, Contingencies, or ASC 410-30-25, Asset Retirement and Environmental Obligations - Recognition. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

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

Accruals for reclamation and environmental matters totaled $275,338 at September 30, 2009 and December 31, 2008. The Company is in the exploration stage and is unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2009 and 2008 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 19,599,686 and 18,372,900, respectively.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Income taxes – The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For acquired properties that do not constitute a business as defined in ASC 805-10-55-4, Definition of a Business, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with ASC 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that Are Not Accounted for as Business Combinations, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - The Company accounts for share based payments in accordance with ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period.

New accounting pronouncements – From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, Generally Accepted Accounting Principles), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10-05), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855-10-05 entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The required disclosures of this statement have been incorporated into the Company’s consolidated financial statements.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PREPAID EXPENSES

Prepaid expenses at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Claims maintenance	$48,808	$--
Insurance policies	40,231	103,335
Engineering services	21,640	32,135
Retainers	8,000	2,000
Other	7,057	3,865

	$125,736	$141,335

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Furniture and fixtures	$8,921	$8,921
Computers and equipment	34,657	33,591
Land	30,000	30,000
Site improvements	99,631	99,631
Site equipment	99,997	99,997
Vehicles	23,595	23,595
Construction in progress:
Building	500,000	500,000
Site improvements	2,254,486	2,034,167
Site equipment	571,591	568,634

	3,622,878	3,398,536
Less accumulated depreciation	52,996	20,359

	$3,569,882	$3,378,177

Depreciation expense was $32,637 and $9,431 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company has elected not to retain the Ireland Claim, by choosing not to pay the 2009 maintenance fee to Bureau of Land Management in August 2009, as it is not considered a core asset to the Company’s business plan going forward.

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

$32,220,545

As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that Are Not Accounted for as Business Combinations, the purchase price of $32 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Arden Salvage Company) and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

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

The Company applied EITF 98-03 (which has been superseded by ASC 805-10-25-1) with regard to the acquisition of the Columbus Project. The Company determined that the acquisition of the Columbus Project did not constitute an acquisition of a business, as that term is defined in ASC 805-10-55-4, and the Company recorded the acquisition as a purchase of assets.

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

During the nine months ended September 30, 2009, the Company’s stockholders’ equity activity consisted of the following:

a)

On September 2, 2009, the Company completed a private placement offering for gross proceeds of $500,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,546,111 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $35,000 in cash and issued warrants to purchase up to 33,333 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $4,107. As of September 30, 2009, $195,750 of proceeds from this private placement offering were recorded as subscriptions receivable and were received subsequent to the end of the quarter on October 2, 2009.

b)

On September 2, 2009, the Company completed a private placement offering for gross proceeds of $180,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 400,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. There was no commission paid or payable to agents in connection with this offering. Financing costs related to this offering were $1,062.

c)

On August 14, 2009, the Company completed a private placement offering for gross proceeds of $180,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 400,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $20,648 in cash and issued warrants to purchase up to 19,665 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $1,063.

d)

On August 14, 2009, the Company completed a private placement offering for gross proceeds of $388,710 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 863,800 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. There was no commission paid or payable to agents in connection with this offering. Financing costs related to this offering were $2,292.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY – (continued)

e)

Equity Activity Subsequent to September 30, 2009 - On October 9, 2009 and November 14, 2009, the Company completed private placements of 10,679,444 units of securities at a purchase price of $0.45 per unit, resulting in aggregate gross proceeds to the Company of $4,805,750. Each unit consists of one share of common stock and one half share of common stock purchase warrant. Based on the number of units sold, the Company issued 10,679,444 shares of common stock and warrants to purchase up to 5,339,722 additional shares of common stock. The Company incurred commissions payable to agents in connection with the private placements in the amount of $230,878 in cash and issued warrants to purchase up to 219,884 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. In connection with the private placements, Mark Brennan, one of the Company’s Independent Directors, purchased 140,000 units of securities at an aggregate purchase price of $63,000. Details relating to these private placements are further discussed in Note 16.

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

Expenses for the nine months ended September 30, 2009 and 2008 related to the granting and vesting of stock options were $32,717 and $34,705, respectively and are included in general and administrative expense and mineral exploration and evaluation expense.

Stock options – During the nine months ended September 30, 2009, the Company granted 270,000 stock options to a director and an employee with a weighted average exercise price of $0.48 per share. As of September 30, 2009 stock options outstanding totaled 4,224,719 with a weighted average exercise price of $0.17 per share.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	3,954,719	$0.15
Options granted and assumed	270,000	0.48
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, September 30, 2009	4,244,719	$0.17

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

The following table summarizes the status of the Company’s unvested shares as of September 30, 2009 and changes during the nine months ended September 30, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2008	37,500	$0.55
Options granted	270,000	0.17
Options vested	(107,500)	0.30
Options forfeited	--	--

Unvested, September 30, 2009	200,000	$0.47

As of September 30, 2009, there was $79,792 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized as follows: 2009 - $21,092, 2010 - $49,968, 2011 - $8,732.

Stock options/warrants – During the nine months ended September 30, 2009 the Company granted stock options as follows:

a)

On August 11, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 250,000 shares of common stock at $0.48 per share. The options were granted to an Independent Director as a recruitment incentive and vest as follows: 50,000 were fully vested on the grant date, 50,000 on December 31, 2009, 50,000 on June, 30, 2010, 50,000 on December 31, 2010 and 50,000 on June 30, 2011. The stock options expire five years after the vesting date.

b)

On August 19, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 20,000 shares of common stock at $0.48 per share. The options were granted to an employee. The stock options were fully vested at the grant date and expire on August 19, 2014.

During the nine months ended September 30, 2009 the Company granted warrants as follows:

a)

In connection with private placements completed on August 14, 2009, the Company issued 633,180 warrants. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. In addition, the Company issued 19,665 warrants to brokers in connection with these private placements. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. After June 30, 2010, the Company will have the right to accelerate the expiration date of the warrants if the volume weighted average price for the shares is above $4.50 per share for twenty consecutive trading days.

b)

In connection with private placements completed on September 2, 2009, the Company issued 973,033 warrants. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. In addition, the Company issued 33,333 warrants to brokers in connection with these private placements. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. After June 30, 2010, the Company will have the right to accelerate the expiration date of the warrants if the volume weighted average price for the shares is above $4.50 per share for twenty consecutive trading days.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options/warrants activity during the nine months ended September 30, 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	19,335,428	$1.20
Options/warrants granted and assumed	1,927,954	0.71
Options/warrants expired	--	--
Options/warrants forfeitures	--	--
Options/warrants exercised	--	--

Balance, September 30, 2009	21,263,382	$1.16

Subsequent Amendment of Warrants - On November 13, 2009, the Company made several material amendments to certain of its outstanding common stock purchase warrants. The warrants that were amended were issued in connection with the 2009 US and Foreign Private Placement Offering warrants and the 2007 US and Foreign Private Placement Offering warrants.

The 2009 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013 and by amending the conditions under which the Company may exercise the expiration date acceleration rights by increasing the minimum volume weighted average trading price threshold from $3.00 per share for 20 consecutive trading days to $4.50 per share for 20 consecutive trading days; and by requiring that the average daily trading volume for the Company’s common stock during the 20 consecutive trading days referred to above be not less then 0.2% of the Company’s free float during such 20 consecutive trading days.

The 2007 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013. No other changes were made with respect to the terms and conditions of the warrants.

On June 17, 2009, the Company extended the expiration date for the outstanding warrants issued by the Company under its foreign and US private placement offerings completed in 2007 to June 30, 2012. No other changes were made with respect to the terms and conditions of the warrants.

The Company determined that the amendments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company. The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

Subsequent Issuance of Warrants – In connection with private placements completed on October 9, 2009 and November 14, 2009, the Company issued 5,339,722 warrants. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. In addition, the Company issued 219,884 warrants to brokers in connection with these private placements. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. After June 30, 2010, the Company will have the right to accelerate the expiration date of the warrants if the volume weighted average trading price for the shares is above $4.50 per share for twenty consecutive trading days. For further discussion on these private placements, see Note 16.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options/warrants activity subsequent to September 30, 2009:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2008	19,335,428	$1.20
Options/warrants granted and assumed	1,927,954	0.71
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	--	--

Balance, September 30, 2009	21,263,382	$1.16

Warrants granted October 9, 2009 and November 14, 2009	5,559,606	0.75

Balance, November 14, 2009	26,822,988	$1.07

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at September 30, 2009 and 2008,

	September 30,	September 30,
	2009	2008

Income tax benefit based on statutory tax rate	$(1,279,461)	$(1,012,093)
Non-deductible and other	2,177	5,521
Change in valuation allowance	11,427	(719,144)
Rate change	--	(22,419)
Release of valuation allowance related to acquisition	--	805,997

Income tax benefit	$(1,265,857)	$(942,138)

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES (continued)

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Deferred income tax assets:

Net operating loss carryforward	$3,266,448	$2,000,591
Option compensation	556,077	544,626
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	3,918,893	2,641,585
Valuation allowance	(650,606)	(639,179)

	3,268,287	2,002,406
Deferred income tax liabilities:

Property, plant & equipment	1,839	1,815
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$7,800,743	$9,066,600

A valuation allowance for deferred tax related to option compensation, accrued reclamation and remediation costs was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2009 and December 31, 2008.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal rate with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with ASC 740, is reflected as an increase to the total purchase price which has been applied to the underlying mineral and Columbus project assets in the absence of there being a goodwill component associated with the acquisition transactions.

The Company had cumulative net operating losses of approximately $9,332,707 and $5,713,177 as of September 30, 2009 and December 31, 2008, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2029.

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

$60,000

The Company had made $30,000 in rental payments during the nine months ended September 30, 2009, which consists of $3,651 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms for $4,625 per month.

Rental expense, resulting from this operating lease agreement, was $41,625 and $32,550 for the nine months ended September 30, 2009 and 2008, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at September 30, 2009 and December 31, 2008, were as follows:

	September 30,	December 31,
	2009	2008

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the nine months ended September 30, 2009, was as follows:

Balance, December 31, 2008	$275,338
Accruals for estimated costs	--

Balance, September 30, 2009	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 and $933,088 as of September 30, 2009 and December 31, 2008, respectively.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. Additionally, through the financial institutions’ participation in the FDIC’s Transaction Account Guarantee Program, all non-interest bearing checking accounts are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2009, the Company had deposits in excess of FDIC insured limits in the amount of $255,823.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project. NMC is the Company’s largest shareholder, owning approximately 40% of the Company’s outstanding common stock.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2009, the Company incurred total fees and reimbursements of expenses to NMC of $315,000 and $56,526, respectively, for a total of $371,526. At September 30, 2009, the Company had an outstanding balance due to NMC of $87,954.

The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer of $9,000 payable to a company wholly owned by Douglas D.G. Birnie. The Company has the mining claim lease for the DDB Claims as further discussed in Note 10.

Accounts payable – related party also includes $7,500 payable to each of the Company’s two Independent Directors for director compensation. The Company anticipates paying the directors in the Company’s common stock in the fourth quarter of 2009.

Accounts payable – related party totaled $111,954 as of September 30, 2009.

Due to related parties includes amounts due to former officers of the Company. The amount due to related parties was $23,290 as of September 30, 2009.

In connection with the private placement completed on November 14, 2009, Mark Brennen, one of the Company’s Independent Directors, purchased 140,000 units of securities at an aggregate purchase price of $63,000. Each unit consists of one share of common stock and one half share of common stock purchase warrant. For further discussion on the financing, see Note 16.

15.	CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2009, the Company purchased services from two major vendors Boart Longyear and NMC that exceeded more than 10% of total purchases and amounted to $838,301 and $371,526, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2009, the Company completed the following private placements:

a)

On October 9, 2009, the Company completed a private placement offering for gross proceeds of $328,500 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 730,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $16,695 in cash and issued warrants to purchase up to 15,900 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share.

b)

On October 9, 2009, the Company completed a private placement offering for gross proceeds of $2,661,750 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 5,915,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $174,983 in cash and issued warrants to purchase up to 166,650 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share.

c)

On November 13, 2009, the Company made several material amendments to certain of its outstanding common stock purchase warrants. The warrants that were amended were issued in connection with the 2009 US and Foreign Private Placement Offering warrants and the 2007 US and Foreign Private Placement Offering warrants.

The 2009 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013 and by amending the conditions under which the Company may exercise the expiration date acceleration rights by increasing the minimum volume weighted average trading price threshold from $3.00 per share for 20 consecutive trading days to $4.50 per share for 20 consecutive trading days; and by requiring that the average daily trading volume for the Company’s common stock during the 20 consecutive trading days referred to above be not less then 0.2% of the Company’s free float during such 20 consecutive trading days.

The 2007 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013.

The Company determined that the amendments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company. The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	SUBSEQUENT EVENTS – (continued)

d)

On November 14, 2009, the Company completed a private placement offering for gross proceeds of $1,500,500 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 3,334,444 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. This represented the fourth tranche of the U.S. Offering. The U.S. Offering has been closed. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $17,150 in cash and issued warrants to purchase up to 16,334 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share.

In connection with this private placement, Mark Brennen, one of the Company’s Independent Directors, purchased 140,000 units of securities at an aggregate purchase price of $63,000.

e)

On November 14, 2009, the Company completed a private placement offering for gross proceeds of $315,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 700,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. This represented the fourth tranche of the Foreign Offering. The Foreign Offering has been closed. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $22,050 in cash and issued warrants to purchase up to 21,000 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share.

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 19,680 acres of placer mineral claims, including a 380 acre permitted mine site (60-acre mill site and mill facility, and 320-acre mine site). Our current permits currently allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the permitted mine site. Results from our 2008 drilling program have also led us to identify 3 new areas with significant mineralization. We also have a mineral lease covering, and the option to acquire, an additional 22,640 acres of placer mineral claims adjoining the current project area (the “DDB Claims”).

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California, that we call the “Red Mountain Project.” We also owned a mineral property located in Clark County, Nevada known as the “Ireland Claim.” However, we allowed the Ireland Claim to lapse on September 1, 2009 as we did not consider it to be a core asset of our business.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since the completion of our last fiscal quarter ended June 30, 2009:

1.

Effective July 1, 2009, we raised our compensation for independent directors to: (i) a monthly payment of $2,500; and (ii) a quarterly issuance of restricted stock awards with a market value of $7,500. In lieu of the quarterly issuance of restricted stock awards, a director may accept stock options to purchase shares of our common stock with a market value of $15,000.

2.

On August 11, 2009, we issued to Mark H. Brennan, a member of our Board of Directors, stock options to purchase 250,000 shares of our common stock at an exercise price of $0.48 per share. 50,000 of the options vested immediately and the remaining balance of the options will vest at a rate of 50,000 options commencing on December 31, 2009 and every six months thereafter. The options granted to Mr. Brennan were in addition to the compensation that Mr. Brennan is entitled to as an independent member of our Board of Directors.

3.

Our Board of Directors approved a private placement offering of up to 10,000,000 units at a price of $0.45 per unit to “accredited investors” as such term is defined under Regulation D of the Securities Act (the “2009 US Offering”) and a concurrent foreign private placement offering of up to 5,500,000 units on the same terms to persons who are not “U.S. Persons” as such term is defined under Regulation S of the Securities Act (the “2009 Foreign Offering”). Each unit is comprised of one share of our common stock and one-half share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.75 per share. As originally approved, the share purchase warrants were to expire on June 30, 2012, subject to our right to accelerate the expiration date for the warrants after June 30, 2010 if the volume weighted average price (“VWAP”) for the shares on our principal market is above $3.00 per share for twenty consecutive trading days.

On November 13, 2009, our Board of Directors decided to unilaterally amend the terms of the warrants without the payment of any additional consideration by the subscribers to the 2009 US Offering and 2009 Foreign Offering by:

(a)	extending the expiration date to June 30, 2013; and

(b)	amending the conditions under which we may exercise the warrant acceleration right by:

(i) increasing the VWAP threshold from $3.00 to $4.50; and

(ii)

requiring that the average daily trading volume for our common stock on our principal market during the twenty trading days used to calculate the above VWAP threshold be not less than 0.2% of our free float.

The 2009 US Offering and the 2009 Foreign Offering were originally set to terminate on August 31, 2009, but was extended by our Board of Directors.

As of the date of filing of this Quarterly Report on Form 10-Q, we had sold a total of 13,889,355 Units. Total proceeds received under the 2009 US Offering and the 2009 Foreign Offering was $6,250,209.75. An aggregate of 8,561,111 Units were sold under the 2009 Foreign Offering, which represents an over allotment of 3,061,111 Units from the total number of Units originally approved by our directors for the 2009 Foreign Offering. To account for the over allotment, we decreased the number of Units available under the 2009 US Offering by an equal number of Units. A total of 5,328,244 Units were sold under the 2009 US Offering. We have agreed to pay a total of $286,526 and issue an aggregate of 272,882 warrants as commissions in connection with the 2009 US Offering and the 2009 Foreign Offering. The 2009 US Offering and the 2009 Foreign Offering have now been closed.

4.

On November 13, 2009, our Board of Directors decided to unilaterally amend the terms of the outstanding warrants issued by us pursuant to our US and foreign private placement offerings completed in 2007 (the “2007 US Offering” and “2007 Foreign Offering” respectively) without the payment of any additional consideration by the holders thereof by extending the expiration date of those warrants from June 30, 2012 to June 30, 2013. As amended, each outstanding warrant issued under the 2007 US Offering and the 2007 Foreign Offering entitles the holder to purchase one share of our common stock for a price of $1.00 per share. We have the right to accelerate the expiration date of these warrants if our common stock trades at a weighted average price of $3.50 for twenty consecutive trading days.

COLUMBUS PROJECT PROPERTY UPDATES

Drill Program

The objective of the drill program is to determine the three-dimensional extent and economic potential of the gold/silver mineralization that lies between and beyond the previously identified mineralized Zones A and B of the Columbus Project.

Figure 1: Map of 2008 Drill Hole Locations and Mineralized Zones

2009 Drilling Program

In the second quarter of 2009, we received approval from the Bureau of Land Management (the "BLM") to conduct a 30-hole drill program on the Columbus Project. In September 2009, the BLM approved an expansion of the 2009 drilling program to a total of 58 holes. The 58 holes were drilled to depths ranging from 200 feet to 400 feet below the surface. The 2009 Drill Program consisted of infill drilling between Zones A and B and exploratory drilling beyond Zones A and B. Drilling on all 58 holes was completed in the fourth quarter of 2009.

Assay results for the first 23 holes were delivered by independent consultants McEwen Geological LLC of Arvada, Colorado (”McEwen”) in October 2009. The drill samples were analyzed using a caustic fusion technique, and the results reported were from the extracted precious metals. Assay results from these first 23 holes indicate that the mineralized Zone A area could potentially be extended to the west and south, and the mineralized Zone B area could potentially be extended to the west and north.

Hole ID	Depth Drilled (ft)	Mineralized Interval (ft)	Thickness (ft)	Au (opt)	Ag (opt)	AuE (opt)[1]
Zone A South
09-S3A	200’	0’ to 200’	200’	0.038	0.175	0.040
09-S6A	200’	0’ to 200’	200’	0.039	0.263	0.042
09-S9A	330’	120’ to 330’	210’	0.035	0.206	0.038
09-S10A	200’	0’ to 120’	120’	0.023	0.132	0.025
09-S11A	400’	0’ to 140’	140’	0.048	0.285	0.051
09-S12A	200’	0’ to 40’	40’	0.037	0.166	0.039
		100’ to 160’	60’	0.048	0.211	0.051
09-S13A	200’	0’ to 200’	200’	0.038	0.206	0.041

______________________________________
1 AuE calculated using: $900/oz Au, $12/oz Ag

09-S14A	400’	0’ to 380’	380’	0.033	0.127	0.034
09-S15A	200’	0’ to 200’	200’	0.039	0.185	0.042
Zone A South - Weight Mean Average				0.037	0.190	0.039
Zone B West
09-S1B	200’	0’ to 200’	200’	0.038	0.187	0.040
09-S2B	200’	20’ to 200’	180’	0.041	0.192	0.044
Zone B West - Weight Mean Average				0.039	0.190	0.042

Zone B East
09-S3B	200’	0’ to 180’	180’	0.023	0.085	0.024
09-S4B	200’	80’ to 200’	120’	0.025	0.105	0.027
09-S5B	400’	0’ to 360’	360’	0.024	0.097	0.025
Zone B East - Weight Mean Average				0.024	0.095	0.025
Zone B South
09-S7B	400’	240’ to 400’	160’	0.023	0.103	0.024
09-S8B	200’	None
09-S9B	400’	0’ to 200’	200’	0.025	0.099	0.027
		240’ to 400’	160’	0.018	0.067	0.019
09S-10B	200’	80’ to 120’	40’	0.032	0.133	0.033
09-S11B	200’	None
09-S12B	400’	160’ to 240’	80’	0.027	0.107	0.028
09-S13B	200’	0’ to 180’	180’	0.025	0.095	0.026
09-S14B	200’	0’ to 200’	200’	0.018	0.069	0.019
09-S15B	400’	0’ to 380’	380’	0.023	0.093	0.024
Zone B South - Weight Mean Average				0.023	0.091	0.024

Samples from the remaining 35 drill holes are currently being analyzed. We will report the assay results from these drill holes as they are delivered to us.

2008 Drilling Results

During the first quarter of 2009, test results received from McEwen from our 2008 drilling program led us to identify 3 new areas with significant mineralization. The 2008 drilling program involved the drilling of 39 holes to depths ranging from 200 to 400 feet below the surface. Over 1,000 samples were collected by McEwen under Chain of Custody (“COC”) standards and delivered for testing and analysis to independent consultants Arrakis Inc. of Denver, Colorado (“Arrakis”) and independent consultants AuRIC Metallurgical Laboratories of Salt Lake City, Utah (“AuRIC”). The drill samples were analyzed using a caustic fusion technique, and the results reported were from the extracted precious metals.

2008 Drilling Results – Zone A

A total of 25 contiguous holes were drilled adjacent to the Zone A Permitted Mine Area. The weight mean average grade for the mineralized intercepts identified in the 25 holes drilled was approximately 0.047 opt Au equivalent (“AuE”).

Hole ID2	Depth Drilled (ft)	Mineralized Interval[3] (ft)	Thickness (ft)	Au (opt)	Ag (opt)	Au (opt) Equivalent
S1A	195’	50’ to 150’	100’	0.038	0.132	0.039
S2A	202’	10’ to 40’	30’	0.032	0.134	0.034
		60’ to 100’	40’	0.031	0.132	0.031
		160’ to 202’	42’	0.049	0.209	0.052

_____________________________________
2 Holes S20A to S22A did not contain sufficient samples above our cut off grade of 0.020 opt AuE to define any mineralized intercepts.
3 Mineralized Intervals were determined using a 0.020 opt AuE cut-off.

Hole ID2	Depth Drilled (ft)	Mineralized Interval[3] (ft)	Thickness (ft)	Au (opt)	Ag (opt)	Au (opt) Equivalent
S3A	201’	100’ to 140’	40’	0.027	0.094	0.028
S4A	404’	250’ to 404’	154’	0.037	0.166	0.039
S5A	201’	0’ to 70’	70’	0.033	0.112	0.034
		160’ to 201’	41’	0.036	0.111	0.038
S6A	200’	0’ to 60’	60’	0.037	0.180	0.035
		120’ to 170’	50’	0.045	0.332	0.049
S7A	400’	0’ to 20’	20’	0.052	0.409	0.057
		130’ to 170’	40’	0.038	0.299	0.042
		240’ to 400’	160’	0.027	0.152	0.029
S8A	201’	0’ to 201’	201’	0.049	0.238	0.052
S9A	404’	50’ to 404’	354’	0.062	0.302	0.066
S10A	181’	0’ to 20’	20’	0.046	0.214	0.049
		110’ to 170’	60’	0.050	0.382	0.055
S11A	202’	40’ to 80’	40’	0.027	0.137	0.029
S12A	400’	60’ to 90’	30’	0.042	0.238	0.045
		130’ to 370’	240’	0.045	0.272	0.048
S13A	200’	100’ to 120’	20’	0.024	0.133	0.025
S14A	340’	0’ to 40’	40’	0.058	0.413	0.063
		90’ to 110’	20’	0.071	0.465	0.077
S15A	200’	0’ to 60’	60’	0.037	0.295	0.041
		150’ to 200’	50’	0.048	0.374	0.053
S16A	200’	0’ to 60’	60’	0.037	0.270	0.04
		100’ to 150’	50’	0.059	0.396	0.065
S17A	200’	0’ to 30’	30’	0.060	0.568	0.067
		60’ to 90’	30’	0.069	0.725	0.079
S18A	200’	150’ to 190’	40’	0.044	0.367	0.049
S19A	200’	0’ to 20’	20’	0.053	0.350	0.057
		90’ to 200’	110’	0.034	0.231	0.037
S23A	200’	60’ to 80’	20’	0.054	0.389	0.059
		130’ to 200’	70’	0.040	0.302	0.044
S24A	200’	170’ to 190’	20’	0.041	0.341	0.045
S25A	200’	20’ to 60’	40’	0.042	0.223	0.044
Weight Mean Average for All Drill Hole Intercepts				0.044	0.257	0.047

2008 Drilling Results – Zone B

A total of 14 holes were drilled in Zone B. Zone B is located approximately 3 miles south of the Zone A Permitted Mine Area. The weight mean average grade for the mineralized intercepts identified in the 14 holes drilled in Zone B was approximately 0.044 opt AuE.

Hole ID	Depth Drilled (ft)	Mineralized Interval[4] (ft)	Thickness (ft)	Au (opt)	Ag (opt)	Au (opt) Equivalent
S1B	400’	10’ to 400’	390’	0.045	0.234	0.047
S2B	200’	50’ to 160’	110’	0.034	0.179	0.036
S3B	275’	90’ to 275’	185’	0.039	0.237	0.042
S4B	200’	170’ to 200’	30’	0.021	0.093	0.022
S5B	200’	50’ to 200’	150’	0.041	0.167	0.044
S6B	400’	240’ to 270’	30’	0.036	0.206	0.038
		310’ to 400’	90’	0.033	0.181	0.036
S7B	200’	0’ to 200’	200’	0.037	0.160	0.039
S8B	350’	0’ to 350’	350’	0.040	0.187	0.042
S9B	200’	0’ to 200’	200’	0.048	0.244	0.051

_____________________________________
4 Mineralized Intervals were determined using a 0.020 opt AuE cut-off.

S10B	400’	0’ to 310’	310’	0.040	0.254	0.043
		360’ to 400’	40’	0.080	0.265	0.083
S11B	200’	0’ to 140’	140’	0.042	0.224	0.044
S12B	200’	0’ to 60’	60’	0.057	0.318	0.061
		150’ to 200’	50’	0.026	0.095	0.027
S13B	400’	0’ to 100’	100’	0.053	0.246	0.056
		170’ to 250’	80’	0.026	0.102	0.027
		290’ to 350’	60’	0.052	0.252	0.055
S14B	280’	80’ to 100’	20’	0.023	0.138	0.024
		140’ to 280’	140’	0.045	0.231	0.048
Weight Mean Average for All Drill Hole Intercepts				0.041	0.212	0.044

Pilot and Bench Scale Leach Test Results – Zone A and Zone B

In the first quarter of 2009, AuRIC conducted a pilot scale leach test on 1,738 pounds of material extracted from the Zone A Permitted Mine Area by Arrakis under COC standards. No mineral processing operations, such as crushing, grinding, drying or screening, were performed on the sample prior to leaching. The material was analyzed using a caustic fusion technique and reported head grades of 0.055 ounces per ton (opt) gold (Au) and 0.520 opt silver (Ag). The material was then leached, resulting in the extraction of 0.047 opt Au and 0.464 opt Ag into solution. The precious metals were subsequently collected on resins and processed to produce Au and Ag bullion, for a net extraction of 0.038 opt Au and 0.385 opt Ag. This represents leach extraction of 86.2% of Au into solution and 69.1% of Au recovered as metal. This also represents leach extraction of 89.2% of Ag into solution and 74% of Ag recovered as metal. The overall extraction was 0.043 opt AuE. Upon completion of the test, the precious metal beads were delivered to us. We will commission further testing in order to optimize net metal recovery.

In the second quarter of 2009, AuRIC conducted bench scale leach tests on composite drill samples taken from Zone B by McEwen. The tested materials were composited from previously submitted and analyzed drill samples taken during our 2008 drilling program. The results of these bench scale leach tests were consistent with the results obtained from the bulk leach test conducted on materials extracted from the Zone A Permitted Mine Area in the first quarter of 2009.

In the third quarter of 2009, AuRIC conducted additional bench scale leach tests and a pilot scale leach test on samples taken from Zone B by McEwen. The bulk materials for the pilot scale test assayed 0.070 opt Au and 0.302 opt Ag, or 0.074 opt AuE. The pilot scale leach test on those material extracted 0.066 opt Au and 0.181 opt Ag, or 0.068 opt AuE. The extracted precious metals were then collected on activated carbon and processed to produce Au and Ag bullion for a net extraction of 0.060 opt Au and 0.168 opt AG, or 0.062 opt AuE. This represents leach extraction of 92.4% of AuE into solution and 84.1% of AuE as metal in hand.

All bench scale leach tests were conducted on composite samples taken from Zone A and Zone B. AuRIC created 5.5 pound composites for each of the mineralized intervals tested. The composites were then assayed using a caustic fusion technique, and then leached. The leach results indicate that the mineralogy of the Zone A Permitted Mine Area and Zone B are consistent with each other.

Parameter	Test Size (lbs)	Head Grade (opt AuE)	AuE Recovered into Solution (opt)	% Recovered into Solution	AuE Recovered as Metal (opt)[5]	% Recovered as Metal
Zone A Permitted Mine Area	1,738	0.062	0.053	85.9%	0.043	69.6%
Zone B – S1B Composite	5.5	0.041	0.037	89.9%	n/a	n/a
Zone B – S9B Composite	5.5	0.074	0.066	89.8%	n/a	n/a
Zone B – S12B Composite	5.5	0.057	0.046	81.3%	n/a	n/a
Zone B – S12B Composite	5.5	0.057	0.054	94.0%	n/a	n/a
Zone B – S9B	5.5	0.074	0.055	74.7%	n/a	n/a
Zone B – S9B	1.8	0.074	0.058	78.7%	n/a	n/a
Zone B – S9B	2,000	0.074	0.068	92.4%	0.062	84.1%

_________________________________________
5 Bench Scale Tests are too small to be recovered as metal with resins or activated carbon.

We are continuing to work on refining the extraction process in order to optimize precious metal extraction rates.

Estimates of Material Extractable Using Surface Dredge Operations

Based on the above test results, we have expanded our original mineralized area (Zone A) from 380 acres to 2,530, and subdivided the mineralized areas of Zone A into three potentially surface minable subsections: Zone A Permitted Mine Area (covering the 380 acre permitted mine site); Zone A West (covering holes S1A to S2A, and holes S8A to S11A); and Zone A Central (covering holes S5A to S7A, and S14A to S17A). In addition, we have identified a new area of significant mineralization covering 1,068 acres located approximately 3 miles south of the Zone A Permitted Mine Area that we have identified as Zone B.

Operational cost estimates, results from our 2008 drilling program and geological modeling by McEwen have led us to conclude that the surface dredge mining method currently being used at our pilot production facility being operated in the Zone A Permitted Mine Area could economically be used to mine to a depth of 200 feet. Based on this 200 foot depth, we have estimated that up to 199.5 million (M) tons of material could potentially be extracted from the newly identified mineralized areas Zone A West, Zone A Central and Zone B. The average grade of all of the samples within this 199.5 M tons approximates 0.041 opt AuE.

Location	Potentially Mineable Acres[6]	Depth (ft)	Thickness (ft)	Potentially Minable Material
Zone A Permitted Mine Area	270	3’ to 40’	37’	14.8 M tons
Zone A West	475	0’ up to 200’	Up to 200’	50.0 M tons
Zone A Central	550	0’ up to 90’	Up to 90’	41.5 M tons
Zone B (Holes S7B to S13B)	555	0’ up to 200’	Up to 200’	108 M tons

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

We allowed the Ireland Claim to lapse on September 1, 2009 as we did not consider it to be a core asset of our business.

The Columbus Project

Our technical program for the Columbus Project has two primary objectives: (a) to prove the mineral resources/minable reserves, and (b) to determine the commercial feasibility of mining and extracting precious metals from the project.

a.

Determining Project Resources / Reserves: The goal of the drilling program is to determine whether there are sufficient reserves on the Columbus Project for economic viability. In the 2009 drill program, the holes were drilled to depths ranging from 200 feet to 400 feet. We have completed drilling on, and received the results for 23 holes, which are reported above. We will continue to report results as they

_______________________________________
6 Acreage expected to be surface minable in an economical manner.

are delivered to Ireland. McEwen will conduct geological modeling and resource calculations after they have received all of the drill program data.

b.

Project Feasibility: We currently have a production permit from the BLM for the Columbus Project. The production permit allows us to extract precious metals and produce calcium carbonate on the 380 acre (320 acre mine site and 60 acres of mill sites) Zone A Permitted Mine Area located at the Columbus Project at a mine rate of up to 792,000 tons per year. The mine site and mill sites are located in Zone A on the northern edge of the area of interest identified by our surface sampling program.

We are currently using a dredge mining method to mine and transfer material to the pilot plant at the Columbus Project. The material is mined and handled as a slurry throughout the production process. This production process has, to date, proven to be very successful and is our preferred method of mining as the cost per ton of material mined is low.

Bench and bulk leach tests have been and continue to be conducted at off-site facilities by independent consultants. These tests are designed to refine the Columbus Project’s production process. We anticipate commencing activities onsite in early January. The onsite activities will include updating the existing pilot plant processing circuit, operations of the pilot plant and adjusting the pilot plant.

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

We anticipate spending approximately $2,312,000 on our exploration and development program for the Columbus Project from October 1, 2009 until June 30, 2010.

The Red Mountain Project

Sampling and Drilling Program: We initiated a surface sampling program on the Red Mountain Project in 2008. We have postponed the drilling program on the Red Mountain Project until we obtain additional financing. See “Financing Requirements.”

We anticipate that we will spend approximately $60,000 on our exploration program for the Red Mountain Project from October 1, 2009 until June 30, 2010.

Cash Requirements

We have budgeted for the following expenditures for the period October 1, 2009 until June 30, 2010:

Columbus Project
• Drilling Exploration Program and Resource/Reserve Estimates	$395,000
• Pre-feasibility and Feasibility Program	1,887,000
• Property Maintenance Costs	30,000
Total for Columbus Project	$2,312,000
Red Mountain Project
• Property Acquisition and Maintenance Costs	$60,000
• Sampling Exploration Program	0
Total for Red Mountain Project	$60,000
General and Administration
Total for General and Administration	$940,000
Total Cash Expenditures	$3,312,000

As of September 30, 2009, we had cash in the amount of $592,464 and a working capital deficit of $45,829. After September 30, 2009, we sold an aggregate of 10,679,444 Units under our 2009 US Offering and 2009 Foreign Offering, for total proceeds of $4,805,749.80. As a result, we currently have sufficient capital to pay for the anticipated costs of our exploration and development programs for the fourth fiscal quarter of 2009 and the first half of our 2010 fiscal year. However, actual costs could be greater than we have anticipated. Our 2009 US Offering and 2009 Foreign Offering have now been closed and we have no additional financing arrangements in place.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating	(1,622,470)	(1,134,200)	43.1%	(3,667,520)	(3,011,532)	21.8%
Expenses
Other Income	1,984	22,003	(90.1)%	11,918	126,028	(90.1)%
(Expense)
Income Tax	557,197	392,966	41.8%	1,265,857	942,138	34.4%
Benefit
Net Loss	$(1,063,289)	$(719,231)	47.8%	$(2,389,745)	$(1,943,366)	23.0%

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

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Mineral exploration and evaluation expenses	$1,167,184	$741,530	57.4%	$2,432,731	$1,569,299	55.0%
Mineral exploration and evaluation expenses – related party	126,780	111,459	13.8%	375,971	465,181	(19.2)%
General and administrative	302,605	262,225	15.4%	781,181	901,621	(13.3)%
Depreciation	10,901	3,986	173.5%	32,637	9,431	246.1%
Mineral and property holding costs	15,000	15,000	--%	45,000	66,000	(31.8)%
Total Expenses	$1,622,470	$1,134,200	43.1%	$3,667,520	$3,011,532	21.8%

Operating expenses for our third fiscal quarter ended September 30, 2009 increased as compared with our third fiscal quarter ended September 30, 2008. Operating expenses increased as a result of increases in mineral and exploration and evaluation expenses, mineral exploration and evaluation expenses – related party, general and administrative expenses and depreciation.

Mineral and evaluation expenses have increased due to completion of the 2008 drill program at the Columbus site and analysis and testing of the 2008 drill hole samples and to the start of the 2009 drilling program at the Columbus site which included drilling 58 holes. Drilling on all 58 holes was completed at the beginning of the fourth quarter of 2009.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals Corp. for exploration work conducted on the Columbus and Red Mountain Projects, Nanominerals is our largest shareholder, owning approximately 40% of our outstanding common stock; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During the fiscal quarter ended September 30, 2009, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $21,780 in respect to reimbursable expenses paid for by Nanominerals. At September 30, 2009, we were indebted to Nanominerals in the amount of $87,954 for unpaid fees and reimbursable expenses.

We made $30,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims in the second quarter of 2009. The DDB Syndicate is a mining syndicate made up of a company controlled by Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar (a former member of our Board of Directors and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $30,000 in rental payments made to the DDB Syndicate consisted of $3,651 paid to each member of the DDB Syndicate, including $792 paid to a company controlled by Mr. Birnie for the reimbursement of legal and government filing fees related to the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $9,000, payable to a company controlled by Mr. Birnie.

The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation due to our granting 250,000 stock options to an independent director as a recruitment incentive and 20,000 stock options to an employee. Of these options, 70,000 vested immediately. We also incurred more director fees due to expansion of our board and to modification of our independent director compensation plan. Effective July 1, 2009, we raised our compensation for independent directors to: (i) a monthly payment of $2,500; and (ii) a quarterly issuance of restricted stock awards with a market value of $7,500. In lieu of the quarterly issuance of restricted stock awards, a director may accept stock options to purchase shares of our common stock with a market value of $15,000. No shares or options were granted in the third quarter under this compensation plan. As of September 30, 2009, $15,000 of director fees have been included in accounts payable.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$718,200	$2,734,552	(73.7)%
Current Liabilities	(764,029)	(175,049)	336.5%
Working Capital	$(45,829)	$2,559,503	(101.8)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows used in Operating Activities	$(2,933,555)	$(3,053,186)
Cash Flows used in Investing Activities	(224,342)	(1,657,682)
Cash Flows from Financing Activities	1,184,538	1,000
Net Decrease in Cash During Period	$(1,973,359)	$(4,709,868)

At September 30, 2009 we had a working capital deficit of $45,829 as compared with a working capital surplus of $2,559,503 at December 31, 2008. The decrease in our working capital surplus is primarily attributable to the fact that: (i) we had no sources of revenue during the period; and (ii) we incurred substantial expenses in the exploration and development of the Columbus Project.

Financing Requirements

We currently have sufficient financial resources to pay for the expected costs of our exploration and development programs for the remainder of fiscal 2009 and the first half of fiscal 2010.

To pay for the expected costs of these programs, our Board of Directors approved a private placement offering of up to 10,000,000 units at a price of $0.45 per unit to “accredited investors” as such term is defined under Regulation D of the Securities Act (the “2009 US Offering”) and a concurrent foreign private placement offering of up to 5,500,000 units on the same terms to persons who are not “U.S. Persons” as such term is defined under Regulation S of the Securities Act (the “2009 Foreign Offering”). Each unit is comprised of one share of our common stock and one-half share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.75 per share. As originally approved, the share purchase warrants were to expire on June 30, 2012, subject to our right to accelerate the expiration date for the warrants after June 30, 2010 if the volume weighted average price (“VWAP”) for the shares on our principal market is above $3.00 per share for twenty consecutive trading days.

On November 13, 2009, our Board of Directors decided to unilaterally amend the terms of the warrants without the payment of any additional consideration by the subscribers to the 2009 US Offering and 2009 Foreign Offering by:

(a)	extending the expiration date to June 30, 2013; and

(b)	amending the conditions under which we may exercise the warrant acceleration right by:

(i) increasing the VWAP threshold from $3.00 to $4.50; and

(ii)

requiring that the average daily trading volume for our common stock on our principal market during the twenty trading days used to calculate the above VWAP threshold be not less than 0.2% of our free float.

The 2009 US Offering and the 2009 Foreign Offering were originally set to terminate on August 31, 2009, but were extended by our Board of Directors.

As of the date of filing of this Quarterly Report on Form 10-Q, we sold a total of 13,889,355 Units. Total proceeds received under the 2009 US Offering and the 2009 Foreign Offering was $6,250,209.75. An aggregate of 5,328,244 Units were sold under the 2009 Foreign Offering, which represents an over allotment of 3,061,111 Units from the total number of Units originally approved by our directors for the 2009 Foreign Offering. To account for the over allotment, we decreased the number of Units available under the 2009 US Offering by an equal number of Units. A total of 5,328,244 Units were sold under the 2009 US Offering. We have agreed to pay a total of $286,526 and issue an aggregate of 272,882 warrants as commissions in connection with the 2009 US Offering and the 2009 Foreign Offering. The 2009 US Offering and the 2009 Foreign Offering have now been closed.

There is no assurance that the actual costs of our exploration and development programs will not exceed our estimates. Furthermore, we may need additional financing to proceed beyond our current exploration and development plans. Our ability to obtain additional financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to adjust our exploration and development plans depending upon our existing capital resources.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the nine months ended September 30, 2009 included in this Quarterly Report on Form 10-Q.

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights are acquired. We capitalize acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of a feasibility study, the mineral rights will be expensed at that time.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Mineral Property Acquisition Costs

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Reclamation and Remediation Costs (Asset Retirement Obligation)

We accrued costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations - Recognition, we record a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

We accrue costs associated with environmental remediation obligation when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with ASC 450, Contingencies, or ASC 410-30-25, Asset Retirement and Environmental Obligations - Recognition. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

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

Accruals for reclamation and environmental matters totaled $275,338 at September 30, 2009 and December 31, 2008. We are in the exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2009, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the third quarter ended September 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We expect to spend approximately $3,312,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties during the fourth quarter of 2009 and the first and second quarters of 2010. As of September 30, 2009, we had cash on hand of $592,464. We will need to obtain additional financing in order to complete our proposed exploration and development programs for 2009. Accordingly, our Board of Directors approved a 2009 US Offering of up to 10,000,000 units at a price of $0.45 per unit and a concurrent 2009 Foreign Offering of up to 5,500,000 units at a price of $0.45 per Unit for gross proceeds of $6,975,000.

To date, we have issued an aggregate of 5,328,244 Units under the 2009 US Offering for total proceeds of $3,775,209.75. As discussed below, the maximum number of Units available under the 2009 US offering was decreased by 3,061,111 Units to account for an over allotment of Units under our 2009 Foreign Offering. The 2009 US Offering has now been closed.

To date, we have issued an aggregate of 8,561,111 Units under the 2009 Foreign Offering for total proceeds of $3,852,499.95. This represents an over allotment of 3,061,111 Units from the total number of Units originally approved by our directors for the 2009 Foreign Offering. To account for the over allotment, we decreased the number of Units available under the 2009 US Offering by an equal number of Units. The 2009 Foreign Offering has now been closed.

We anticipate that we will require additional financing in order to complete future phases of the exploration and development plans for the Columbus Project and the Red Mountain Project. In addition, the actual costs of completing those programs could be greater than anticipated of completing those programs could be greater than anticipated.

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

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.             OTHER INFORMATION.

Amendment to Terms of 2009 US Offering and 2009 Foreign Offering

On November 13, 2009, our Board of Directors decided to unilaterally amend the terms of the warrants without the payment of any additional consideration by the subscribers to the 2009 US Offering and 2009 Foreign Offering by:

(a)	extending the expiration date to June 30, 2013; and

(b)	amending the conditions under which we may exercise the warrant acceleration right by:

(i)	increasing the VWAP threshold from $3.00 to $4.50; and

(ii)

requiring that the average daily trading volume for our common stock on our principal market during the twenty trading days used to calculate the above VWAP threshold be not less than 0.2% of our free float.

Amendment to Terms of 2007 US Offering and 2007 Foreign Offering

On November 13, 2009, our Board of Directors decided to unilaterally amend the terms of the outstanding warrants issued by us pursuant to our US and foreign private placement offerings completed in 2007 (the “2007 US Offering” and “2007 Foreign Offering” respectively) without the payment of any additional consideration by the holders thereof by extending the expiration date of those warrants from June 30, 2012 to June 30, 2013. As amended, each outstanding warrant issued under the 2007 US Offering and the 2007 Foreign Offering entitles the holder to purchase one share of our common stock for a price of $1.00 per share. We have the right to accelerate the expiration date of these warrants if our common stock trades at a weighted average price of $3.50 for twenty consecutive trading days.

Issuance of Shares Under 2009 US Offering and 2009 Foreign Offering

On November 14, 2009, we sold an aggregate of 3,334,444 units under our 2009 US Offering for total proceeds of $1,500,499.80 and an aggregate of 700,000 units under our 2009 Foreign Offering for total proceeds of $315,000. This represented the fourth tranche of both the 2009 US Offering and the 2009 Foreign Offering. Our 2009 US Offering and 2009 Foreign Offering have now been closed. Details of the 2009 US Offering and the 2009 Foreign Offering are provided in Part I of this Quarterly Report on Form 10-Q.

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

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus

Exhibit
Number	Description of Exhibit
S.M., LLC.(12)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Diagram of Columbus Project Pilot Production Process.(13)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: November 16, 2009	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)