Form 10-K
period 2009-12-31
IRELAND INC.
filed 2010-04-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
[__] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[__] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[__] Yes [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]
Non-accelerated filer [__] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [__] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $25,480,044 as of June 30, 2009, based on an average of the closing bid of $0.505 and the closing ask of $0.55 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2010, the Registrant had 121,934,442 shares of common stock outstanding.

IRELAND INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 19,738 acres of placer mineral claims, including a 378 acre Permitted Mine Area (58-acre mill site and mill facility, and 320-acre mine site). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. We also have a mineral lease covering, and the option to acquire, an additional 23,440 acres of placer mineral claims adjoining the current project area (the “DDB Claims”).

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

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2009:

2009 US Offering and 2009 Foreign Offering

On November 13, 2009, our Board of Directors decided to unilaterally amend the terms of the warrants without the payment of any additional consideration by the subscribers to our 2009 US Offering and 2009 Foreign Offering by:

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

The 2009 US Offering was a private placement offering of units consisting of one share of our common stock and one half of one share purchase warrant at a price of $0.45 per unit to “accredited investors” as such term is defined under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The 2009 Foreign Offering consisted of a private placement offering of units on the same terms as the 2009 US Offering to persons who were not “U.S. Persons” as defined under Regulation S of the Securities Act. Each full share purchase warrant issued in connection with the 2009 US Offering and the 2009 Foreign Offering entitles the holder to purchase one additional share of our common stock at a price of $0.75 per share.

On November 14, 2009, we issued 3,334,444 units under the 2009 US Offering and 700,000 units under the 2009 Foreign Offering. This represented the fourth tranche of both the 2009 US Offering and the 2009 Foreign Offering. Upon the issuance of these units, the 2009 US Offering and the 2009 Foreign Offering were closed. We agreed to pay a total of $286,526 and issue a total of 272,882 warrants as commissions under the 2009 US Offering and 2009 Foreign Offering.

Amendment to 2007 Warrants

In November 2009, our Board of Directors unilaterally amended the terms of the outstanding warrants (the “2007 Warrants”) issued by us pursuant to our US and foreign private placement offerings completed in 2007 (the “2007 US Offering” and the “2007 Foreign Offering” respectively) without the payment of any additional consideration by the holders thereof. The 2007 Warrants were amended as follows:

(a)	the exercise price of the 2007 Warrants was reduced from $1.00 per share to $0.75 per share;

(b)	the expiration date of the 2007 Warrants was extended from June 30, 2012 to June 30, 2013; and

(c)	the conditions under which we are permitted to accelerate the expiration of the 2007 Warrants was amended by:

(i)

increasing the minimum weighted average price threshold at which the warrant acceleration rights may be exercised from $3.50 per share for 20 consecutive trading days to $4.50 for 20 consecutive trading days; and

(ii) requiring that the average daily trading volume for our common stock on our principal market during the 20 trading days described above be not less than 0.2% of our free float.

Warrants Issued for Consulting Services

Subsequent to our fiscal quarter ended September 30, 2009, we issued the following securities in consideration for consulting services:

(a)

On December 17, 2009, we issued warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 17, 2012 to certain consultants. These warrants were issued at an aggregate price of $20,000 in addition to the consultants’ agreement to provide services to us for a fee of $13,000 per month. 50,000 of the warrants were vested at the date of grant, with the remaining warrants vesting at a rate of 10,000 warrants per month to March 1, 2010, with the remaining 120,000 warrants vesting on April 1, 2010. The consultants provided representations that they are accredited investors as that term is defined in Regulation D of the Securities Act.

(b)

On December 24, 2009, we agreed to issue 300,000 warrants exercisable at a price of $0.75 per share and expiring on December 31, 2014 in exchange for certain consulting services. 60,000 of the warrants granted vested and became exercisable on December 31, 2009. An additional 30,000 warrants will vest and become exercisable at the end of each of our fiscal quarters beginning with our fiscal quarter ending March 31, 2010 and ending with our fiscal quarter ending December 31, 2011. Any warrants that have not yet vested will immediately vest upon any of the following events:

(i)

The acquisition of more than 50% of the Company’s outstanding shares of common stock by any person other than an affiliate of the Company, an entity controlled by or under common control with an affiliate of the Company or a wholly owned subsidiary of the company; or

(ii)	The sale by the Company of a greater than 50% interest in the Columbus Project.

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

The consultant provided representations that he is an accredited investor as that term is defined in Regulation D of the Securities Act.

(c)

On January 7, 2010, we agreed to issue 3,300,000 warrants exercisable at a price of $0.75 per share expiring on June 30, 2013 to a separate consultant. The warrants will vest at a rate of 825,000 warrants every six months beginning June 30, 2010 and ending December 31, 2011. Any warrants that have not yet vested will immediately vest upon any of the following events:

(i)

The acquisition of more than 50% of the Company’s outstanding shares of common stock by any person other than an affiliate of the Company, an entity controlled by or under common control with an affiliate of the Company or a wholly owned subsidiary of the company;

	(ii)	The sale by the Company of a greater than 50% interest in the Columbus Project; or

(iii)

The approval by the Company’s Board of Directors of a tender offer (as that term is defined in the Exchange Act) for more than 50% of the Company’s outstanding shares made by a person introduced to the Company by the consultant.

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

This consultant provided representations that he is not a U.S. person as that term is defined in Regulation S of the Securities Act.

(d)

On February 19, 2010, we agreed to issue 500,000 warrants exercisable at a price of $0.75 per share and expiring on June 30, 2013 in exchange for certain consulting services. 125,000 of the warrants granted vested and became exercisable on March 31, 2010. An additional 125,000 warrants will vest and become exercisable at the end of each of our fiscal quarters beginning with our fiscal quarter ending June 30, 2010 and ending with our fiscal quarter ending December 31, 2010. Any warrants that have not yet vested will immediately vest upon any of the following events:

(i)

The acquisition of more than 50% of the Company’s outstanding shares of common stock by any person other than an affiliate of the Company, an entity controlled by or under common control with an affiliate of the Company or a wholly owned subsidiary of the company; or

(ii)	The sale by the Company of a greater than 50% interest in the Columbus Project.

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

The consultant provided representations that he is an accredited investor as that term is defined in Regulation D of the Securities Act.

January 2010 US and Foreign Private Placements

In January 2010, we issued an aggregate of 11,035,000 Units at a price of $0.45 per Unit in separate private placement offerings made to accredited and foreign investors for total proceeds of $4,965,750. Each Unit offered was comprised of one share of our common stock and one-half of one share purchase warrant, with each full share purchase warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.75 per share, expiring June 30, 2013. We may accelerate the expiration date for the warrants after June 30, 2010 if the volume weighted average price (“VWAP”) for the shares on our principal market exceeds $4.50 per share for twenty consecutive trading days, and the average daily trading volume for our common stock on our principal market during those twenty trading days is not less than 0.2% of our free float. We agreed to pay $6,300 and issue 6,000 share purchase warrants as finders fees for the units subscribed for by foreign investors.

Compensation Increases to Executive Officers

On February 23, 2010, our Board of Directors approved an increase in the compensation payable to Douglas D.G. Birnie, our Chief Executive Officer, President and Secretary, from $108,000 per year to $225,000 per year, retroactive to January 1, 2010. The compensation payable to Mr. Birnie is paid to a limited liability company of which Mr. Birnie is the sole member. We do not have a written compensation contract with Mr. Birnie or his limited liability company.

On February 26, 2010, our Board of Directors approved an increase in the compensation to Robert D. McDougal, our Chief Financial Officer and Treasurer, from $48,000 per year to $84,000 per year, retroactive to January 1, 2010. We do not have a written compensation contract with Mr. McDougal.

Vice President of Finance and Administration

On March 8, 2010, we appointed David Z. Strickler, Jr. as our Vice President of Finance and Administration. We have agreed to pay Mr. Strickler an annual salary of $150,000 per year. In addition, we granted to Mr. Strickler options to purchase 200,000 shares of our common stock at an exercise price of $0.82 per share. The options granted to Mr. Strickler vest at a rate of 25,000 options per fiscal quarter, beginning on March 31, 2010, and expire five years after the particular vesting date.

A summary of Mr. Strickler’s business experience is provided under Item 10 of this Annual Report on Form 10-K.

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

Government Regulations

The mining industry in the United States is highly regulated. We intend to secure all necessary permits for the exploration of the Columbus Project and the Red Mountain Project and, if development is warranted on the properties, will file final plans of operation prior to starting any mining operations. The consulting geologists that we hire are experienced in conducting mineral exploration activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that our consulting geologists will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on the Columbus Project and the Red Mountain Project. We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed mining activities cannot be determined until we complete our exploration program.

If we enter into the development or production stages of any mineral deposits found on our mineral properties, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any mineral deposit development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

  Water discharge will have to meet water standards;
  Dust generation will have to be minimal or otherwise re-mediated;
  Dumping of material on the surface will have to be re-contoured and re-vegetated;
  An assessment of all material to be left on the surface will need to be environmentally benign;
  Ground water will have to be monitored for any potential contaminants;
  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and,
  There will have to be a report of the potential impact of the work on the local fauna and flora.

Employees

As of the date of this Annual Report, other than our officers and directors, we have nine full-time employees. We do not have any part-time employees.

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

Although we have installed the leach circuit of the onsite pilot production module for the Columbus Project, there is no assurance that this project is commercially feasible.

We have begun testing and optimizing the onsite pilot production module at the Columbus Project. This pilot production module is part of our pre-feasibility study for the Columbus Project, and is designed to evaluate the commercial viability of the Columbus Project. There is no assurance that the results of our pre-feasibility program will result in a decision to enter into commercial production.

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

We expect to spend approximately $7,325,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties during our 2010 fiscal year and the first quarter of 2011. We currently have sufficient capital resources to pay for the anticipated costs of operating our business and completing our 2010 exploration and development plans. However, the actual costs of completing those programs could be greater than anticipated and we may need additional financing sooner than anticipated. In addition, based on our current budget estimates, we expect to need additional financing to proceed with our exploration and development programs beyond the first quarter of 2011.

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

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common stock or other security convertible into our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of such security.

If we are or ever have been a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment Real Property Tax Act of 1980, as amended (“FIRPTA”) and applicable United States Treasury regulations (collectively, the “FIRPTA Rules”), unless an exception described below applies, certain non-U.S. investors in our common stock (or options or warrants for our common stock) would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such common stock, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common stock is not subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of our common stock under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common stock. Any of our common stockholders (or owners of options or warrants for our common stock) that are non-U.S. persons and own or anticipate owning more than 5% of our common stock (or, in the case of options or warrants, of a value greater than the fair market value of 5% of our common stock) should consult their tax advisors to determine the consequences of investing in our common stock (or options or warrants). We have not conducted a formal analysis of whether we are or have ever been a USRPHC. We do not believe that we are or have ever been a USRPHC. However, if we later determine that we were a USRPHC, then we believe that we would have ceased to be a USRPHC as of June 1, 2005 and that non-U.S. holders would not be subject to FIRPTA with respect to a sale, exchange, or other disposition of shares of our common stock (or options or warrants) after June 1, 2010.

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

We currently own an interest in, or rights to, two mineral projects that we refer to as the Columbus Project and the Red Mountain Project.

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 296 mining and millsite claims which cover 43,178 acres and an additional 80 acres of private land, for a total of 43,258 acres. We currently own a 100% stake in 149 of the claims (which we refer to as the “CSM Claims”), with rights to an additional 147 peripheral claims (which we refer to as the “DDB Claims”).

LOCATION

The mineral claims that make up the Columbus Project are located in the Columbus Salt Marsh, Esmeralda County, Nevada, northwest of Coaldale Junction, approximately 50 miles west of Tonopah (Fig. 1) halfway between Las Vegas and Reno. Access is from the junction of US6 and Nevada Highway 95, approximately 10 miles north of Coaldale Junction, to a gravel road westerly to the mill site and to the remains of the town of Columbus.

The Columbus Salt Marsh is an enclosed basin and is a dry lake bed for the majority of the year. All surface drainage from a surrounding 360 square mile area flows into the Columbus Salt Marsh.

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS AND THE DDB CLAIMS

The CSM Claims are wholly owned by Columbus S.M., LLC (“CSM”). CSM was a wholly owned subsidiary of Columbus Minerals Inc., which is a wholly owned subsidiary of Ireland Inc. The DDB Claims are wholly owned by a mining syndicate known as the DDB Syndicate. Lawrence E. Chizmar, Jr., a former member of our Board of Directors (and a former director of Columbus Brine Inc. (“CBI”), the former owner of CSM and the CSM claims) and a limited liability company controlled by Douglas D.G. Birnie, our President and Chief Executive Officer, and a member of our Board of Directors, are each the owners of a 1/8 interest in the DDB Syndicate. The remaining members of the DDB Syndicate are made up of the former officers and directors of CBI, the brother of a former officer and director of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”).

Nanominerals is a significant shareholder in our Company. Mr. Birnie also owns a 3.5% interest in Nanominerals. The DDB Claims were located by the DDB Syndicate in February 2007, prior to Mr. Birnie’s, Nanominerals’ or Mr. Chizmar’s involvement with our Company. Mr. Birnie also acquired his interest in Nanominerals prior to his involvement with our Company.

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

In addition to the consideration paid by us, Lorrie Ann Archibald, then our Chief Executive Officer, Treasurer and sole director, and our principal shareholder, sold to Nanominerals 18,200,000 shares of our common stock, being all of the shares of our common stock owned by Ms. Archibald at that time, for an aggregate of $45,500. Mr. Birnie was appointed as our Chief Executive Officer, President and Secretary, and Mr. McDougal was appointed as our Chief Financial Officer pursuant to the terms our agreement with Nanominerals.

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

In February 2008, we increased our ownership of the Columbus Project to 100% by merging CBI with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition, Inc. Subsequent to the completion of the merger, CBI Acquisition, Inc.’s name was changed to Columbus Minerals Inc. To complete the merger, we issued to the former stockholders of CBI an aggregate of 10,440,087 shares of our common stock and share purchase warrants to acquire an additional 5,220,059 shares of our common stock. The warrants issued are exercisable at a price of $2.39 per share and expire on February 19, 2013. After August 19, 2010, if our common stock trades at an average price of 150% of the exercise price of the warrants over a period of 20 consecutive trading days, than we may accelerate the expiration date to a date that is 30 days after the date that we send notice of our intention to exercise the acceleration right. The warrants issued to the former stockholders of CBI provide the holder with a cashless exercise right. In addition, we agreed to honor the terms of an option previously granted by CBI to one of its former stockholders, and to extend that option to June 29, 2010. As a result, this person may exercise an option to purchase 79,719 shares of our common stock at a price of $1.36 per share on or before June 29, 2010.

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

Permits have been obtained for the extraction of precious metals and the production of calcium carbonate from an area of interest consisting of approximately 378 acres, including millsite, roads and mineable acreage.

HISTORY

The Columbus area has had mining activity for over 100 years. Silver was discovered in 1863 in the area of the Candelaria Mine, to the northwest of the Columbus Basin. These deposits were mined intermittently by different companies through 1999, producing large quantities of silver and minor gold. Salt was first mined in the Columbus Salt Marsh in 1864, followed by borax in 1871. Precious metals were thought to exist in the basin sediments as early as the late 19th century but no production is documented. Mining ceased in the Columbus Marsh around the beginning of the 20th century.

The Columbus Project is located in an area that has historically been known as a well mineralized region. A silver and gold mining operation known as the Candelaria Mine is located approximately five miles northwest of the Columbus Project. The Round Mountain project is a gold operation located approximately 60 miles northeast of the Columbus Project. The Clayton Valley Brine Project, a lithium extraction project, is located approximately 25 miles southeast of the Columbus Project.

GEOLOGY

The Columbus Project covers a flat enclosed basin with a surface composed of salt deposits and is primarily devoid of vegetation. Older sediments, which host the silver deposits of Candelaria, underlie several sequences of volcanic rocks, with the youngest being the 15Ma Gilbert Andesite. The region has undergone older thrust faulting, which hosts the Candelaria deposits, and later extensional faulting as a result of movement along the Walker Lane. The Columbus Basin is a one of several structural basins in the region caused by right lateral movement along the Walker Lane and the subsequent clockwise rotation and oblique extensional down dropping of the blocks within this structural domain.

EXPLORATION AND DEVELOPMENT ACTIVITIES CONDUCTED ON THE COLUMBUS PROJECT TO DATE

Surface Sampling Program and Initial Metallurgical Work

Near surface basin sediment samples were taken in late 2006 and early 2007 and analyzed by Arrakis Inc. (“Arrakis”), an independent engineering lab based in Denver, Colorado. Sixty four surface samples, four shallow boring samples, and a bulk sample were taken and analyzed using a four acid total digestion and atomic absorption analysis. Samples were analyzed for Au, Ag, Cu, and Fe. This work led to the discovery of a 5,000 acre surface gold anomaly in the northwestern part of the basin. This gold anomaly is the primary focus of current exploration and development work. The Permitted Mine Area (320 acres) is situated in the north end of this zone.

Drilling Program

An 18-hole hollow stem auger drill program was undertaken in Q3 2007 in the Permitted Mine Area to establish mineral potential at depth. Samples were 18” in length, taken every 10’ with a split spoon sampler. Material was analyzed by Arrakis using a 3-acid modified version of aqua regia. A split was analyzed by CBI staff at the onsite facility using a standard fire assay and it was found that standard fire assay was ineffective. Repeated firing of the slag showed that various amounts of the metals remained in the slag after each firing.

Encouraging results warranted a second drill program, managed by independent consultants McEwen Geological LLC (“McEwen”), which took place in Q2-Q3 2008, consisting of 39 widely spaced holes and a total of just less than 10,000 feet using sonic drilling technology. Twenty five holes were drilled in the ‘A’ program, 14 holes in the ‘B’ program. For this program, holes were drilled to a maximum depth of 400’. The sonic drilling resulted in continuous sample material, therefore providing an improved representation of each drill interval. Samples were sent to Arrakis and AuRIC Metallurgical Laboratories (“AuRIC”) for analysis under chain of custody protocols.

A follow up drilling program was initiated in Q2 of 2009 to delineate mineralized zones and further define the extent of gold and silver mineralization potential in the project area. Fifty eight holes, for a total of 15,270 feet, were drilled as a follow up to the ~10,000 feet drilled in 2008. Sample intervals were changed from 10’ to 20’ because of the homogeneity of the sample material. Again, the drill material was stored in polyethylene bags in the onsite core facility. Samples were submitted to AuRIC for caustic fusion analysis under chain of custody protocols. In addition, 211 clay samples were taken at various depths for density determinations.

MODELING RESULTS

The following discussion is based upon geologic and mineralization modeling prepared for us by McEwen.

Geologic Model

The lakebed clay varies in color, moisture content, texture, and organic content. Because of the wide drill hole spacing, it is not possible to correlate between individual clay units. At present, the clay will not be sub-classified and will be referred to as a single unit. Average dry bulk density of the clay, taken from the 200+ samples, is 1.423 tonnes/m3.

Along the western edge of the project area, alluvial material occurs as ‘fans’ which descend beneath the clay toward the center of the basin. The depth to this sand was gridded and contoured. This information is very useful for determining where this sand unit might be encountered during future drilling. In general, changes in sand depth parallel the basin.

Mineralization Model

Results from the computer generated mineralization model developed by McEwen were used to determine zones of potentially economic metal concentration. Seven distinct zones were identified for further evaluation. These zones will be prioritized by us for further exploration and development based on their spatial distribution, overall estimated metal content, and proximity to the existing facilities. All results are reported in total Au equivalent (AuE), calculated using the formula Au(opt)+0.013Ag(opt)=AuE(opt) (based on $900/oz Au and $12/oz Ag). A head grade cutoff value of 0.03opt was chosen based on recent metallurgical results from AuRIC.

Zone	Million tons (short)	Sample Grade (AuE opt)
S North	83.5	0.038
S South	29.5	0.035
A West	44.5	0.042
A East	42.0	0.037
B Central	63.4	0.045
C West	24.5	0.037
C East	56.5	0.042
TOTAL	343.9	0.040

Of all seven zones identified to date, four are laterally continuous and three are two dimensional. Zones S South, B Central, and C West are two dimensional and the confidence for mineralization estimation is less than for the other zones. The most favorable zone is the S North zone. This zone is a mixed sand/clay zone. The assay results for the sand are for the most part >0.02opt, with a high value of 0.055opt AuE. Zone S South is also in the sand unit, with consistently high assay. Even though zone S South is two dimensional, it is highly likely that these zones are contemporaneous and this southern zone is of exploration significance.

Zone A West could be thought of as an eastern extension of the S North zone. It is comprised of clay and is two dimensional with lateral extension to the south side. It appears that the trend of the blocks >0.03opt dips to the east, with the anomalous values becoming deeper. This is, however, a function of the vertical exaggeration and just an expression of the natural topography. It is presently thought that this zone is along the trend of an inferred northwesterly subsurface structure. This zone is distinguished from the S North zone by the absence of sand above 100’ depth.

Zone A East is laterally continuous, with a void between the southern and northern blocks. It is of lower concentrations and shows moderate potential. Zones B Central and C West are both two dimensional, with no lateral extension. At this time, not enough information exists to determine if these zones are of potentially sufficient concentration, thus placing them of lowest priority.

Zone C East is, like A West, laterally continuous in a single block to the north. It contains a similar average concentration, larger tonnage potential, and is open to the east and south. This makes it of interest for continued exploration. However, because of its location and distance from the existing infrastructure, it is lower in priority than the A West zone.

2010 Drill Program

Our 2010 drill program is being designed to determine the grade and tonnage consistency between the drill holes in the mineralized zones of most economic interest with the goal of upgrading the mineralization estimates for inclusion in the project pre-feasibility study. Drilling is expected to be focused around the Zone S North, Zone A West and Zone S South areas based on our working geologic model, average assay results within those areas and the proximity of those areas to our Permitted Mine Area. We expect to begin the process of obtaining exploratory drill permits in Q2 of 2010.

Analytical Methodology

All reported drill results were determined by caustic fusion assay and analysis of the extracted metal for gold and silver. Sampling and analyses were conducted by qualified independent professionals, under chain of custody procedures, and included blind labeling of samples, the insertion of blanks, standard reference material and repeats to ensure the quality of results.

Independent metallurgists engaged in extensive research and testing before they determined the best pyrometallurgical and hydrometallurgical methodologies for extracting gold and silver from the organic carbon rich clays at the Columbus Project.

Caustic fusion is a standard pyrometallurgical method used for rock dissolution and subsequent analysis. A caustic fusion protocol was selected as the preferred method for head grade assays, because it has proven to be very effective in liberating and collecting gold and silver, as metal-in-hand, from the Columbus organic carbon rich clays. Independent work has shown that conventional fire assaying, another standard pyrometallurgical method, extracts extremely low gold and silver values from the Columbus Project material.

Thiosulphate leaching is a relatively new, environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Again, independent work has shown that thiosulphate leaching, followed by resin or carbon extraction, has been very effective in bench and pilot scale tests for the extraction of gold and silver, as “metalin-hand”, at the Columbus Project. Aqua regia and cyanide leaching tests proved ineffective and resulted in extremely low gold and silver extraction. It is the thiosulphate leach system that is currently being installed onsite to prove the feasibility of the Columbus Project.

As mentioned previously, the entombment of the precious metals in the organic carbon and clays at the Columbus Project can cause problems of detection by many methods of analysis. The Nevada Bureau of Mines and Geology (NBMG) recently reported they found no economically significant amounts of gold and silver in five surface samples from the Columbus Salt Marsh using a variety of assay methods. These results are consistent with the values initially found by our independent consultants using similar methods. However, further research and testing led to the development of a caustic fusion protocol, a thiosulphate leach process and, more recently, a modified fire assay method that did extract economically significant values of gold and silver as “metal-in-hand”, from samples where conventional fire assay, aqua regia leach and cyanide leach extracted very low values.

The best assay of any geological sample is by quantifying the extracted metal. That is why we and our consultants rely only on extracted gold and silver as “metal-in-hand” for reporting assay results. Both the caustic fusion and the thiosulphate leach provide “metal-in-hand” and, together with the quality assurances and quality controls of the drill program, we and our consultants are confident of the results that we have reported.

Pilot and Bench Scale Leach Test Results

In the first quarter of 2009, AuRIC conducted a pilot scale leach test on 1,738 pounds of material extracted from our Permitted Mine Area by Arrakis under chain of custody protocols. No mineral processing operations, such as crushing, grinding, drying or screening, were performed on the sample prior to leaching. The material was analyzed using a caustic fusion technique and reported head grades of 0.055 ounces per ton (opt) gold (Au) and 0.520 opt silver (Ag). The material was then leached, resulting in the extraction of 0.047 opt Au and 0.464 opt Ag into solution. The precious metals were subsequently collected on resins and processed to produce Au and Ag bullion, for a net extraction of 0.038 opt Au and 0.385 opt Ag. This represents leach extraction of 86.2% of Au into solution and 69.1% of Au recovered as metal. This also represents leach extraction of 89.2% of Ag into solution and 74% of Ag recovered as metal. The overall extraction was 0.043 opt AuE. Upon completion of the test, the precious metal beads were delivered to us.

In the second quarter of 2009, AuRIC conducted bench scale leach tests on composite drill samples taken from Zone B Central by McEwen. The tested materials were composited from previously submitted and analyzed drill samples taken during our 2008 drilling program. The results of these bench scale leach tests were consistent with the results obtained from the bulk leach test conducted on materials extracted from the Permitted Mine Area in the first quarter of 2009.

In the third quarter of 2009, AuRIC conducted additional bench scale leach tests and a pilot scale leach test on samples taken from Zone B Central by McEwen. The bulk materials for the pilot scale test assayed 0.070 opt Au and 0.302 opt Ag, or 0.074 opt AuE. The pilot scale leach test on those material extracted 0.066 opt Au and 0.181 opt Ag, or 0.068 opt AuE. The extracted precious metals were then collected on activated carbon and processed to produce Au and Ag bullion for a net extraction of 0.060 opt Au and 0.168 opt Ag, or 0.062 opt AuE. This represents leach extraction of 92.4% of AuE into solution and 84.1% of AuE as metal in hand.

All bench scale leach tests were conducted on composite samples taken from the Permitted Mine Area or the 2008 and 2009 drill programs. AuRIC created 5.5 pound composites for each of the mineralized intervals tested. The composites were then assayed using a caustic fusion technique, and then leached. The leach results indicate that the mineralogy of the Permitted Mine Area and Zone B Central are consistent with each other.

Parameter / Zone	Test Size (lbs)	Head Grade (opt AuE)	AuE Recovered into Solution (opt)	% Recovered into Solution	AuE Recovered as Metal (opt)[1]	% Recovered as Metal
Permitted Mine Area	1,738	0.062	0.053	85.9%	0.043	69.6%
S South – S1B Composite	5.5	0.041	0.037	89.9%	n/a	n/a
B Central – S9B Composite	5.5	0.074	0.066	89.8%	n/a	n/a
B Central – S12B Composite	5.5	0.057	0.046	81.3%	n/a	n/a
B Central – S12B Composite	5.5	0.057	0.054	94.0%	n/a	n/a
B Central – S9B	5.5	0.074	0.055	74.7%	n/a	n/a
B Central – S9B	1.8	0.074	0.058	78.7%	n/a	n/a
B Central – S9B	2,000	0.074	0.068	92.4%	0.062	84.1%

We are continuing to work on optimizing the leach and extraction process in order to maximize precious metal extraction rates.

Pilot Plant Installation and Surface Dredge Operations

Our pilot production plant was installed in the Permitted Mine Area by Arrakis is October 2008. The precious metals leach extraction circuit was recently added to the onsite pilot plant and is currently being tested and optimized. The pilot production process consists of a pilot scale production and processing circuit that we are using to test the commercial viability of mining and extracting precious metals the Columbus Project. We currently have a production permit from Nevada Division of Environmental Protection that allows us to produce calcium carbonate and extract precious metals at the Permitted Mine Area at a rate of up to 792,000 tons per year.

__________________________
1 Bench Scale Tests are too small to be recovered as metal with resins or activated carbon.

We are currently using a low cost surface dredge mining method at the Permitted Mine Area. The clays are mined by dredge and handled as a slurry throughout the production process. Once the clays have been slurried, we use thiosulfate leaching and carbon-in-pulp for extraction of the precious metals. This mining process has, to date, proven to be very successful and is our preferred method of mining as the cost per ton is low. The final extraction method is expected to involve leaching chemicals to recover the minerals from the materials. In March 2010, we completed the installation of the leach circuit. The metallurgical data generated from operating the leach plant will be used in the pre-feasibility study for the project.

Readers are cautioned that, although we believe that the results of our exploration activities to date have been sufficiently positive to proceed with the installation and operation of a pilot processing facility at the Columbus Project millsite, we have not yet established any probable or proven reserves. Additional exploration work will be required before probable or proven reserves can be established. There are no assurances that the results of our pre-feasibility and technical programs will result in a decision to enter into commercial production.

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

In addition, at any time, we may acquire a 100% interest in the Red Mountain Project (the “RM Acquisition Rights”) by:

(a)	paying and issuing to RMM the following consideration:

	(i)	$100,000 in cash;

	(ii)	between 280,000 and 5,600,000 shares of our common stock, with the actual number of shares to be issued to be determined by dividing $1,400,000 by the Acquisition Price (defined below);

(iii)

for every four shares issued under (a)(ii), we will be required to issue one share purchase warrant to acquire one additional share of our common stock at a price per share equal to 125% of the Acquisition Price, for a period of two years; and

(b)	if the Red Mountain Project achieves commercial production, paying and issuing to RMM the following additional consideration:

	(i)	an additional $100,000 in cash;

	(ii)	between 480,000 and 9,600,000 additional shares of our common stock, with the actual number of additional shares to be issued to be determined by dividing $2,400,000 by the Acquisition Price; and

(iii)

for every four additional shares issued under (b)(ii), we will be required to issue one additional share purchase warrant to acquire one additional share of our common stock at a price per share equal to 125% of the Acquisition Price, for a period of two years.

The Acquisition Price to be used to calculate the aggregate number of shares and share purchase warrants to be issued to RMM under the terms of the Red Mountain Letter Agreement will be the average closing price of our common stock during the 60 days prior to the acquisition date, provided, however, that the Acquisition Price shall not be lower than $0.25 and shall not be greater than $5.00.

As of December 31, 2009, the date of our most recently available financial statements, we had spent $619,292 on the Red Mountain Project, meaning that, as of December 31, 2009, we owned a 30.6% interest in the project.

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

Nanominerals had Arrakis review the Red Mountain Project, including the existing reports on work previously done by RMM. RMM has excavated over 100 test pits at the project site and has gravity concentrated the bulk samples taken from these pits. The results of RMM’s tests show values ranging from less than 0.01 troy ounces of gold per ton to over 1.00 troy ounces of gold per ton. Those test results reportedly show an average of 0.06 opt. Arrakis reported that the grades were similar to other grades that have been reported in the area on similar mine sites.

Based on their review of the existing reports and a field visit to the Red Mountain Project site, Arrakis has recommended that we proceed with an exploration program to verify the reported gold grades in RMM’s studies and to test the recoverability in order to assess the economic viability of the Red Mountain Project.

CURRENT EXPLORATION

Our exploration and development program for the Red Mountain Project currently consists of a drilling and sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $240,000 for the exploration and development program at Red Mountain in 2010. However this program is contingent on certain milestones being achieved at our lead project, the Columbus Project. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

	2009		2008
	High	Low	High	Low
First quarter ended March 31	$0.71	$0.21	$2.05	$1.35
Second quarter ended June 30	$0.69	$0.41	$1.45	$0.60
Third quarter ended September 30	$0.55	$0.30	$0.98	$0.31
Fourth quarter ended December 31	$0.51	$0.32	$0.50	$0.10

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 13, 2010, there were 188 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have not declared any dividends on our common stock since our inception and we do not expect to declare any dividends in the foreseeable future. We expect to spend any funds legally available for the payment of dividends on the development of our mineral properties. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2009, we sold a total of 13,889,355 Units at a price of $0.45 per Unit under our 2009 US Offering and our 2009 Foreign Offering.

In January 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit under our 2010 US Offering and our 2010 Foreign Offering.

Details of our 2009 and 2010 US and foreign offerings is provided under Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

During our 2010 fiscal year, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project.

The Columbus Project

Our technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources/minable reserves, and (b) to determine the commercial feasibility of mining and extracting precious metals from the project.

(a)

Determining Project Mineralization: The goal of the drilling program is to determine whether there is sufficient mineralization at the Columbus Project for economic viability. Our 2008 and 2009 drill programs for the Columbus Project were conducted with a wide drill hole spacing (~1/4 mile x ½ mile) in order to determine the boundaries of mineralization in the previously identified area of interest covering approximately 5,000 acres. Our 2010 drill program is being designed to determine the grade and tonnage consistency between the drill holes in mineralized zones outlined to date. The goal of this program is to upgrade the mineralization estimates for inclusion in the project feasibility study.

(b)

Project Feasibility: We currently have a production permit for the Columbus Project. The production permit allows us to extract precious metals and produce calcium carbonate on the 378 acre (320 acre mine site and 58 acres of mill sites) Permitted Mine Area located at the Columbus Project at a mine rate of up to 792,000 tons per year. We have recently installed a precious metals leach extraction circuit at our onsite pilot plant. We are currently conducting testing and optimization of the leach circuit. Once testing and process optimization are completed, we expect to commence continuous operations of the pilot plant as part of our technical program goal of establishing economic feasibility.

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

We anticipate spending approximately $5,220,000 on our exploration and development program for the Columbus Project during our 2010 fiscal year.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set budget of $240,000 for Drilling and Sampling at Red Mountain in 2010; however this program is contingent on certain milestones being achieved at our lead project, the Columbus Project. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following expenditures for our 2010 fiscal year:

Columbus Project
º	Property Payments	$130,000
º	Drilling Program and Resource Estimates	2,155,000
º	Pilot Plant / Project Feasibility	2,935,000
	Total for Columbus Project	$5,220,000
Red Mountain Project
º	Property Acquisition and Maintenance Costs	$90,000
º	Sampling Exploration Program	150,000
	Total for Red Mountain Project	$240,000
General and Administration
	Total for General and Administration	$1,865,000
Total Cash Expenditures		$7,325,000

As of December 31, 2009, we had cash in the amount of $3,651,015 and a working capital surplus of $3,468,456. In January 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit under our 2010 US Offering and our 2010 Foreign Offering for total proceeds of $4,965,750. As a result, we currently have sufficient capital to pay for the anticipated costs of our exploration and development programs for our 2010 fiscal year and the first fiscal quarter of 2011. However, actual costs could be greater than we have anticipated and we have no additional financing arrangements in place.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31,
			Percentage
	2009	2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(4,962,226)	(5,455,629)	(9.0)%
Interest income	17,763	145,108	(87.8)%
Interest expense	(2,255)	-	n/a
Income tax benefit	1,698,066	1,194,594	42.1%
Net loss	$(3,248,652)	$(4,115,927)	(21.1)%

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

Expenses

The major components of our expenses for the years ended December 31, 2009 and 2008 are outlined in the table below:

	Year Ended December 31,
			Percentage
			Increase /
	2009	2008	(Decrease)
Mineral exploration and evaluation expenses	$3,158,132	$3,229,212	(2.2)%
Mineral exploration and evaluation expenses – related party	520,831	550,000	(5.3)%
General and administrative	1,177,632	1,575,730	(25.3)%
Depreciation	45,631	19,687	131.8%
Mineral and property holding costs	60,000	81,000	(25.9)%
Total operating expenses	$4,962,226	$5,455,629	(9.0)%

Our operating expenses for the year ended December 31, 2009 decreased as compared to our December 31, 2008 fiscal year. The decrease in operating expenses was due to expense deferral pending receipt of additional project funding.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During our 2009 fiscal year, we incurred fees payable to Nanominerals of $420,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $100,831 in respect to reimbursable expenses paid for by Nanominerals. At December 31, 2009, we were indebted to Nanominerals in the amount of $47,213 for unpaid fees and reimbursable expenses.

During our 2009 fiscal year, we made $30,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of a limited liability company controlled by Douglas D.G. Birnie (our President, Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar, Jr., a former member of our Board of Directors (and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $30,000 in rental payments made to the DDB Syndicate consisted of $3,651 paid to each member of the DDB Syndicate, plus an additional $792 paid to a company controlled by Mr. Birnie for the reimbursement of expenses related to exploration work done on the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President, Chief Executive Officer and a member of our Board of Directors) in the amount of $9,000, payable to a company controlled by Mr. Birnie.

The change in general and administrative expenses from 2008 to 2009 is primarily attributable to a combination of the fact that 2008 included additional expenses related to the acquisition of the Columbus Project and to an increase in 2009 in time and costs allocated to managing the Columbus Project.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At December 31,
			Percentage
	2009	2008	Increase / (Decrease)
Current assets	$3,741,299	$2,734,552	36.8%
Current liabilities	(272,843)	(175,049)	55.9%
Working capital surplus	$3,468,456	$2,559,503	35.5%

Cash Flows
	Year Ended December 31,
	2009	2008
Cash flows used in operating activities	$(4,611,805)	$(4,165,066)
Cash flows used in investing activities	(430,572)	(2,029,716)
Cash flows from financing activities	6,127,569	1,000
Net change in cash during period	$1,085,192	$(6,193,782)

At December 31, 2009 we had a working capital surplus of $3,468,456 as compared to a working capital surplus of $2,559,503 at December 31, 2008. The increase in our working capital surplus is primarily attributable to the receipt of private placement funding in the third and fourth quarters of 2009.

The decrease in cash flows used for investing activities is due to decreased equipment needs for our pilot production plant during the 2009 fiscal year.

Financing Requirements

We currently have sufficient financial resources to pay for the expected costs of our exploration and development programs for fiscal 2010 and the first quarter of fiscal 2011.

During our 2009 fiscal year, we sold a total of 13,889,355 Units under our 2009 US Offering and our 2009 Foreign Offering at a price of $0.45 per Unit for total proceeds of $6,250,210. Each Unit offered under the 2009 US Offering and 2009 Foreign Offering consisted of one share of our common stock and one-half of one share purchase warrant. As amended, the terms of each full share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.75 per share for a period expiring on June 30, 2013. After June 30, 2010 we will have the right to accelerate the expiration date of the warrants if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

Each subscriber under the 2009 US Offering represented that they were an accredited investor as defined in Regulation D of the Securities Act. Each subscriber under the 2009 Foreign Offering represented that they were not US persons as defined in Regulation S of the Securities Act. We agreed to pay a total of $286,526 and issue an aggregate of 272,881 warrants as commissions in connection with our 2009 US Offering and 2009 Foreign Offering.

In January 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit in separate private placement offerings made to accredited and foreign investors (the “2010 US Offering” and the “2010 Foreign Offering” respectively) for total proceeds of $4,965,750. Each Unit offered was comprised of one share of our common stock and one-half of one share purchase warrant, with each full share purchase warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.75 per share, expiring June 30, 2013. After June 30, 2010 we will have the right to accelerate the expiration date of the warrants if:

(a)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(b)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

We agreed to pay $6,300 and issue 6,000 share purchase warrants as finders fees for the units subscribed for by foreign investors.

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

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. We capitalize acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Mineral Property Acquisition Costs

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property and equipment costs to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Reclamation and Remediation Costs (Asset Retirement Obligation)

We accrue costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations - Recognition, we record a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

We accrue costs associated with environmental remediation obligation when it is probable that such costs will be incurred, and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with ASC 450, Contingencies, or ASC 410-30-25, Asset Retirement and Environmental Obligations -Recognition. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project and uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at December 31, 2009 and December 31, 2008. We are in the exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 13 of the financial statements included with this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2009, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008;

3.	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the period on February 20, 2001 (date of inception) to December 31, 2009;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2009; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period on February 20, 2001 (date of inception) to December 31, 2009;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland Inc.

We have audited the accompanying consolidated balance sheets of Ireland Inc. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, including inception cumulative data prospectively from February 20, 2001, stockholders’ equity, and cash flows for each of the years in the two-year period ended, and from inception to, December 31, 2009. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the results of its operations, including inception cumulative data, and its cash flows for each of the years in the two-year period ended, and from inception to, December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

April 15, 2010
Bakersfield, California

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$3,651,015	$2,565,823
Refunds receivable	-	27,394
Prepaid expenses	90,284	141,335

Total current assets	3,741,299	2,734,552

Property and equipment, net	3,763,118	3,378,177
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	933,088
Deposits	22,200	22,200

Total non-current assets	36,641,739	36,281,518

Total assets	$40,383,038	$39,016,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$133,541	$89,543
Accounts payable - related party	101,213	50,417
Accrued payroll and related taxes	14,799	11,799
Due to related parties	23,290	23,290

Total current liabilities	272,843	175,049

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	7,368,534	9,066,600

Total long-term liabilities	7,643,872	9,341,938

Total liabilities	7,916,715	9,516,987

Commitments and contingencies - Note 12	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 110,899,442 and 97,010,087 shares, respectively, issued and outstanding	110,898	97,010
Additional paid-in capital	42,099,453	36,059,449
Common stock subscribed	162,000	-
Accumulated deficit during exploration stage	(9,906,028)	(6,657,376)

Total stockholders' equity	32,466,323	29,499,083

Total liabilities and stockholders' equity	$40,383,038	$39,016,070

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			February 20, 2001
			(Date of inception)
	For the Year Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	3,158,132	3,229,212	6,734,242
Mineral exploration and evaluation expenses - related party	520,831	550,000	2,047,145
General and administrative	1,177,632	1,575,730	3,512,616
Depreciation	45,631	19,687	65,990
Mineral and property holding costs	60,000	81,000	410,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	4,962,226	5,455,629	13,079,493

Loss from operations	(4,962,226)	(5,455,629)	(13,079,493)

Other income (expense)
Interest income	17,763	145,108	283,060
Interest expense	(2,255)	-	(2,255)

Total other income (expense)	15,508	145,108	280,805

Loss before income taxes	(4,946,718)	(5,310,521)	(12,798,688)

Income tax benefit	1,698,066	1,194,594	2,892,660

Net loss	$(3,248,652)	$(4,115,927)	$(9,906,028)

Loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	100,165,208	97,010,087

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Balance, February 20, 2001	-	$-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	20,000,000	20,000	(15,000)	-	-	5,000
Issuance of common stock for cash, $0.0025 per share	8,000,000	8,000	12,000	-	-	20,000
Issuance of common stock for cash, $0.025 per share	1,750,000	1,750	42,000	-	-	43,750
Net loss	-	-	-	-	(16,045)	(16,045)
Balance, December 31, 2001	29,750,000	29,750	39,000	-	(16,045)	52,705
Net loss	-	-	-	-	(49,313)	(49,313)
Balance, December 31, 2002	29,750,000	29,750	39,000	-	(65,358)	3,392
Net loss	-	-	-	-	(32,516)	(32,516)
Balance, December 31, 2003	29,750,000	29,750	39,000	-	(97,874)	(29,124)
Net loss	-	-	-	-	(51,000)	(51,000)
Balance, December 31, 2004	29,750,000	29,750	39,000	-	(148,874)	(80,124)
Issuance of common stock for cash, $0.025 per share	6,800,000	6,800	163,200	-	-	170,000
Net loss	-	-	-	-	(54,025)	(54,025)
Balance, December 31, 2005	36,550,000	36,550	202,200	-	(202,899)	35,851
Net loss	-	-	-	-	(95,279)	(95,279)
Balance, December 31, 2006	36,550,000	36,550	202,200	-	(298,178)	(59,428)
Issue of common stock to Nanominerals Corp. for a deed of assignment to the option interests in the Columbus and the Red Mountain projects	30,000,000	30,000	195,000	-	-	225,000
Issuance of stock options for 3,720,000 shares of common stock to officers and consultants	-	-	6,817	-	-	6,817
Issuance of common stock for cash Reg. S - Private Placement, $0.65 per share	2,016,000	2,016	1,308,384	-	-	1,310,400

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock for cash Reg. D - Private Placement, $0.65 per share, net of $34,125 commission	2,250,000	2,250	1,426,125	-	-	1,428,375
Issuance of common stock for cash Reg. D - Private Placement, $0.65 per share, net of $98,053 commission	3,962,000	3,962	2,473,285	-	-	2,477,247
Issuance of common stock for cash Reg. S - Private Placement, $0.65 per share, net of $29,575 commission	3,150,500	3,151	2,015,100	-	-	2,018,251
Issuance of common stock for cash Reg. D - Private Placement, $0.65 per share	2,000,000	2,000	1,298,000	-	-	1,300,000
Issuance of common stock for cash Reg. S - Private Placement, $0.65 per share, net of $39,358 commission	1,895,000	1,895	1,190,497	-	-	1,192,392
Issuance of stock options for 75,000 shares of common stock to employee amortized over vesting period	-	-	9,876	-	-	9,876
Issuance of common stock for cash Reg. D - Private Placement, $0.65 per share, net of $4,550 commission	3,600,000	3,600	2,331,850	-	-	2,335,450
Issuance of common stock for cash Reg. S - Private Placement, $0.65 per share, net of $37,992 commission	1,126,500	1,126	693,107	-	-	694,233
Issuance of stock options for 100,000 shares of common stock to consultant	-	-	84,624	-	-	84,624
Net loss	-	-	-	-	(2,243,271)	(2,243,271)
Balance, December 31, 2007	86,550,000	86,550	13,234,865	-	(2,541,449)	10,779,966
Issuance of common stock for cash, $0.05 per share from exercise of options	20,000	20	980	-	-	1,000
Issuance of common stock in connection with the acquisition to the former shareholders of CBI, $1.92 per share	10,440,087	10,440	19,989,560	-	-	20,000,000

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Fair value of share purchase warrants issued in connection with the acquisition of CBI	-	-	1,359,351	-	-	1,359,351
Amortization of stock options issued to employee over vesting period	-	-	41,978	-	-	41,978
Effect of modification of stock options issued to a nonemployee former shareholder of CBI	-	-	19,935	-	-	19,935
Amortization of stock options issued to director over vesting period	-	-	16,307	-	-	16,307
Effect of stock option forfeiture	-	-	(21,012)	-	-	(21,012)
Effect of modification of stock options issued to officers, director, and consultant	-	-	1,417,485	-	-	1,417,485
Net loss	-	-	-	-	(4,115,927)	(4,115,927)
Balance, December 31, 2008	97,010,087	97,010	36,059,449	-	(6,657,376)	29,499,083
Amortization of stock options and warrants issued to a director, employee and consultants over vesting period	-	-	88,323	-	-	88,323
Issuance of share purchase warrants for 200,000 shares of common stock to a consultant	-	-	20,000	-	-	20,000
Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $1,063 financing costs	400,000	400	178,537	-	-	178,937
Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $22,940 financing costs	863,800	863	364,907	-	-	365,770
Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $39,107 financing costs	1,546,111	1,546	655,097	-	-	656,643
Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $1,062 financing costs	400,000	400	178,538	-	-	178,938
Issuance of common stock for cash Reg. D - Private Placement,

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
				Common		Deficit During	Total
	Common Stock		Additional	Stock		Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed		Stage	Equity
$0.45 per share, net of $17,351 financing costs	730,000	730	310,419	-		-	311,149

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $180,296 financing costs	5,915,000	5,915	2,475,539	-		-	2,481,454

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $20,145 financing costs	3,334,444	3,334	1,477,021	(63,000)		-	1,417,355

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $22,677 financing costs	700,000	700	291,623	-		-	292,323

Common stock subscribed	-	-	-	225,000			225,000

Net loss	-	-	-	-		(3,248,652)	(3,248,652)

Balance, December 31, 2009	110,899,442	$110,898	$42,099,453	$162,000	$	(9,906,028)	$32,466,323

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			February 20, 2001
			(Date of inception)
	For the Year Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,248,652)	$(4,115,927)	$(9,906,028)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	45,631	19,687	65,990
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	88,323	1,454,758	1,644,398
Changes in operating assets and liabilities:
Refunds receivable	27,394	-	27,394
Prepaid expenses	51,051	(141,387)	(240,359)
Other assets	-	-	(2,200)
Reclamation deposit	24,720	(128,762)	(925,042)
Mineral property acquisition costs	-	(188,791)	(1,022,663)
Accounts payable and accrued liabilities	97,794	(145,388)	145,951
Deferred income taxes	(1,698,066)	(1,194,594)	(2,892,660)
Accrued reclamation and remediation costs	-	275,338	275,338

Net cash used in operating activities	(4,611,805)	(4,165,066)	(12,800,881)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(430,572)	(2,029,716)	(2,680,060)

Net cash used in investing activities	(430,572)	(2,029,716)	(2,680,060)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	6,250,210	1,000	19,489,960
Proceeds from option issuance	20,000	-	20,000
Stock issuance costs	(304,641)	-	(548,294)
Common stock subscribed	162,000	-	162,000
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	6,127,569	1,000	19,131,956

NET CHANGE IN CASH	1,085,192	(6,193,782)	3,651,015

CASH AT BEGINNING OF PERIOD	2,565,823	8,759,605	-

CASH AT END OF PERIOD	$3,651,015	$2,565,823	$3,651,015

SUPPLEMENTAL INFORMATION

Interest paid	$2,255	$-	$2,255

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$21,359,351	$21,584,351

Net deferred tax liability assumed	$-	$10,261,194	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

Description of business - The Company is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the acquisition and exploration of mining properties. Upon identification of commercially minable reserves, the Company expects to actively prepare the site for its extraction and enter the development stage.

History - The Company was incorporated on February 20, 2001 under the laws of the State of Nevada under the name Merritt Ventures Corp. On December 19, 2005, the Company changed its name to Ireland Inc.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company incurred cumulative net losses since date of inception of $9,906,028 from operations as of December 31, 2009, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Columbus Minerals Inc. (CMI) (including its wholly-owned single-member LLC subsidiary Columbus Salt Marsh LLC (CSM)) and Rand Metals LLC (Rand). Significant intercompany accounts and transactions have been eliminated. Effective November 30, 2009, the Company’s wholly-owned subsidiary, CBI Acquisition, Inc. changed its name to Columbus Minerals Inc.

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

Mineral property acquisition costs - Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Reclamation and remediation costs (asset retirement obligation) - The Company accrued costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations -Recognition, the Company records a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

Accruals for reclamation and environmental matters totaled $275,338 at December 31, 2009 and December 31, 2008. The Company is in the exploration stage and is unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 13.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fair value of financial instruments - The Company’s financial instruments consist of accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2009 and 2008 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 21,094,051 and 18,626,459, respectively.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Income taxes - The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

New accounting pronouncements - From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, Generally Accepted Accounting Principles), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC does not change US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. As the update only pertains to disclosures, its adoption is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and the Company has adopted the amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PREPAID EXPENSES

Prepaid expenses at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Claims maintenance	$34,166	$--
Insurance policies	49,973	103,335
Engineering services	30	32,135
Retainers	2,000	2,000
Other	4,115	3,865

	$90,284	$141,335

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008

Furniture and fixtures	$8,921	$8,921
Computers and equipment	39,137	33,591
Land	30,000	30,000
Site improvements	99,631	99,631
Site equipment	231,035	99,997
Vehicles	23,595	23,595
Construction in progress:
Building	500,000	500,000
Site improvements	2,325,198	2,034,167
Site equipment	571,591	568,634

	3,829,108	3,398,536
Less accumulated depreciation	65,990	20,359

	$3,763,118	$3,378,177

Depreciation expense was $45,631 and $19,687 for the year ended December 31, 2009 and 2008, respectively.

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

As of December 31, 2007, the Company had earned a 15% interest in the Columbus Project by satisfying its option agreement requirements and had the right to merge with the corporation holding the remaining 85% interest in the Columbus Project in Esmeralda County, Nevada.

Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (NMC), one of the principal stockholders of the Company.

On February 20, 2008, the Company, through its wholly-owned subsidiary CMI, acquired a 100% interest in the Columbus Project, including an option for additional mining claims, by way of merger with the owner of the Columbus Project, Columbus Brine Inc. (CBI). Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years. This acquisition supersedes the option agreement.

The Company believes the acquisition of the Columbus Project was beneficial because it provides for 100% ownership of the properties and fosters greater opportunity to finance and further develop the project.

This merger was treated as a statutory merger for tax purposes whereby CMI was the surviving merger entity.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PRIVATE PLACEMENTS

During the year ended December 31, 2009, the Company completed the following private placements:

a)

On November 14, 2009, the Company completed a private placement offering for gross proceeds of $315,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 700,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $22,050 in cash and issued warrants to purchase up to 21,000 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $627.

b)

On November 14, 2009, the Company completed a private placement offering for gross proceeds of $1,500,500 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 3,334,444 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $17,150 in cash and issued warrants to purchase up to 16,333 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $2,995. As of December 31, 2009, $63,000 of proceeds from this private placement offering was recorded as subscriptions receivable. This subscription is due from Mark Brennan, one of the Company’s independent directors. Subsequent to year end, the subscription was paid in full.

c)

On October 9, 2009, the Company completed a private placement offering for gross proceeds of $2,661,750 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 5,915,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $174,983 in cash and issued warrants to purchase up to 166,650 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $5,313.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PRIVATE PLACEMENTS - (continued)

d)

On October 9, 2009, the Company completed a private placement offering for gross proceeds of $328,500 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 730,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $16,695 in cash and issued warrants to purchase up to 15,900 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $656.

e)

On September 2, 2009, the Company completed a private placement offering for gross proceeds of $695,750 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,546,111 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $35,000 in cash and issued warrants to purchase up to 33,333 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $4,107.

f)

On September 2, 2009, the Company completed a private placement offering for gross proceeds of $180,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 400,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. There was no commission paid to agents in connection with this offering. Financing costs related to this offering were $1,062.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PRIVATE PLACEMENTS - (continued)

g)

On August 14, 2009, the Company completed a private placement offering for gross proceeds of $180,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 400,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. There was no commission paid or payable to agents in connection with this offering. Financing costs related to this offering were $1,063.

h)

On August 14, 2009, the Company completed a private placement offering for gross proceeds of $388,710 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 863,800 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $20,648 in cash and issued warrants to purchase up to 19,665 shares of common stock. Financing costs related to this offering were $2,292.

During the year ended December 31, 2008, the Company completed the following private placement:

a)

On February 20, 2008, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI in connection with the acquisition. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share of 5 years.

Warrants associated with the 2009 and 2008 equity issuances do not constitute a registration payment arrangement.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PRIVATE PLACEMENTS - (continued)

A summary of investor warrant activity for the years ended December 31, 2009 and December 31, 2008 is as follows:

	Number of	Exercise
	Shares	Price

Outstanding and exercisable, December 31, 2007	10,160,650	$0.75
Granted	5,220,059	2.39
Exercised	--	--
Forfeited/expired	--	--
Outstanding and exercisable, December 31, 2008	15,380,709	$0.75 - 2.39
Granted	7,217,648	0.75
Exercised	--	--
Forfeited/expired	--	--

Outstanding and exercisable, December 31, 2009	22,598,357	$0.75 - 2.39

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Share Based Payments” below.

Amendment of Private Placement Warrants - On November 13, 2009, the Company made several amendments to certain of its outstanding common stock purchase warrants. The warrants that were amended were issued in connection with the 2009 US and Foreign Private Placement Offering warrants and the 2007 US and Foreign Private Placement Offering warrants.

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

The 2007 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013, reduce the exercise price from $1.00 per share to $0.75 per share and by amending the conditions under which the Company may exercise the expiration date acceleration rights by increasing the minimum volume weighted average trading price threshold from $3.50 per share for 20 consecutive trading days to $4.50 per share for 20 consecutive trading days; and by requiring that the average daily trading volume for the Company’s common stock during the 20 consecutive trading days referred to above be not less then 0.2% of the Company’s free float during such 20 consecutive trading days.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PRIVATE PLACEMENTS - (continued)

Subsequent Private Placement - The Company completed the following private placement subsequent to December 31, 2009:

a)

On January 14, 2010, the Company issued an aggregate of 11,035,000 units at a price of $0.45 per unit in separate private placement offerings made to accredited and foreign investors for total proceeds of $4,965,750. Each unit offered is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.75 per share, expiring June 30, 2010. The Company incurred commissions to agents in connection with the offering private placement in the amount of $6,300 in cash and issued warrants to purchase up to 6,000 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. As of December 31, 2009, $225,000 was received and recorded as subscriptions received. Details relating to these private placements are further discussed in Note 17.

8.	SHARE BASED COMPENSATION

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

The Company utilizes the Binomial Lattice pricing model to estimate the fair value of options and warrants granted in exchange for services. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company used the following assumptions to estimate the fair value of the options granted as follows:

	2009	2008

Dividend yield	--	--
Expected volatility	112.87% - 137.02%	56.13% to 61.08%
Risk-free interest rate	1.27% to 3.33%	1.80% to 2.95%
Expected life (years)	3 to 6.50 years	2 to 6 years

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the Binomial Lattice model. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. The Binomial Lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past grants made by the Company.

For grants awarded during 2009, the expected volatility is based on the historical volatility levels of the Company’s common stock. For awards granted prior to 2009, the Company estimated expected volatility using a representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHARE BASED COMPENSATION - (continued)

Expenses for the years ended December 31, 2009 and 2008, related to the granting and vesting of share based payments were $88,323 and $34,705, respectively and are included in general and administrative expense and mineral exploration and evaluation expense. During the year ended December 31, 2008, the Company also recorded $1,417,485 in stock option modification expense for two officers, a director and a consultant. No such stock option modifications occurred in the year ended December 31, 2009.

During the year ended December 31, 2009, the Company granted stock options and warrants as follows:

a)

On August 11, 2009, the Company granted nonqualified stock options for the purchase of 250,000 shares of common stock at $0.48 per share to a director. 50,000 of the options vested immediately and expire on August 10, 2014. Of the remaining 200,000 options, 50,000 vest on December 31, 2009, June 30, 2010, December 31, 2010 and June 30, 2011. The options expire five years after the vesting date.

b)

On August 19, 2009, the Company granted nonqualified stock options for the purchase of 20,000 shares of common stock at $0.48 per share to an employee. The options vested immediately and expire on August 19, 2014.

c)

On December 17, 2009, the Company granted 200,000 warrants under a twenty month consulting agreement. In exchange for the warrants, the consultants paid the Company $20,000 and will represent and advise the Company in financing and investor relations matters. The warrants have an expiration date of December 17, 2012 and an exercise price of $0.55 per share. The warrants vested as follows: 50,000 immediately, 10,000 per month for the first three months with the balance vesting on the first day of the fourth month.

d)

On December 24, 2009, the Company granted 300,000 warrants under a two year consulting agreement. In exchange for the warrants, the consultant will advise the President of the Company on financing, corporate structure, tax, marketing and operational matters. The warrants have an expiration date of December 31, 2014 and have an exercise price of $0.75 per share. The warrants vest 20% on December 31, 2009 and thereafter, 10% will vest at the end of each quarter through December 31, 2011. After June 30, 2010, the Company will have the right to accelerate the expiration date of the warrants if the volume weighted average trading price for the shares is above $4.50 per share for twenty consecutive trading days.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHARE BASED COMPENSATION - (continued)

During the year ended December 31, 2008, the Company granted stock options as follows:

a)

On June 27, 2008, the Company granted nonqualified stock options for the purchase of 79,719 shares of common stock at $1.36 per share. The options were granted to a former shareholder of CBI, vested immediately, and expire on June 29, 2010.

The following table summarizes the Company’s stock option and warrant activity for the years ended December 31, 2009 and 2008:

	Number of	Weighted
	Shares	Average
		Exercise Price

Balance, December 31, 2007	3,875,000	$0.13
Options granted and assumed	79,719	1.36
Options expired	--	--
Options forfeited	--	--
Options exercised	--	--

Balance, December 31, 2008	3,954,719	$0.15

Options granted and assumed	770,000	0.60
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, December 31, 2009	4,724,719	$0.23

The following table summarizes information about options and warrants granted during the year ended December 31, 2009:

Exercise Price
Equals, Exceeds
	or	Weighted
Number of Options	is Less than Mkt.	Average	Range of	Weighted
and Warrants	Price of Stock	Exercise	Exercise	Average Fair
Granted	on Grant Date	Price	Price	Value
During 2009
270,000	Equals	$ 0.48	$ 0.48	$ 0.39
500,000	Exceeds	$ 0.67	$ 0.55 to $ 0.75	$ 0.43
--	Less Than	--	$ -- to $ --	$ --

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHARE BASED COMPENSATION – (continued)

The following table summarizes information about options and warrants granted during the year ended December 31, 2008:

Exercise Price
Equals, Exceeds
Number of Options	or	Weighted
and Warrants	is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2008	On Grant Date	Price	Price	Value
--	Equals	$ --	$ -- to $ --	$ --
79,719	Exceeds	$ 1.36	$ 1.36	$ 0.25
--	Less Than	$ --	$ -- to $ --	$ --

The following table summarizes the status of the Company’s unvested options and warrants as of December 31, 2008 and changes during the year ended December 31, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2008	37,500	$0.55
Granted	720,000	0.41
Vested	(217,500)	0.31
Forfeited	--	--

Unvested, December 31, 2009	540,000	$0.46

As of December 31, 2009, there was $240,674 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows: 2010 - $166,215 and 2011 - $74,459.

The above tables do not include warrants issued in private placements which are discussed in Note 7.

Subsequent Issuance of Share Based Compensation – After the year ended December 31, 2009, the Company issued the following warrants:

a)

On January 7, 2010, the Company issued 3,300,000 warrants under a consulting agreement. Under the agreement, the consultant will provide financing assistance to the Company through December 31, 2011. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. The warrants vest 25% on June 30, 2010, 25% on December 31, 2010, 25% on June 30, 2011 and 25% on December 31, 2011. After June 30, 2010, the Company will have the right to accelerate the expiration date of the vested warrants if the volume weighted average trading price for the shares is above $4.50 per share for twenty consecutive trading days.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	SHARE BASED COMPENSATION - (continued)

	b)	On February 19, 2010, the Company granted 500,000 warrants to a consultant. The warrants are exercisable at $0.75 per share and expire on June 30, 2013. The warrants vest as follows: 150,000 on March 31, 2010 and 125,000 at each quarter end from June 30, 2010 through December 31, 2010.

	c)	On March 8, 2010, the Company granted 200,000 options to its new Vice President of Finance and Administration. The options are exercisable at $0.82 per share, vest at a rate of 25,000 options per fiscal quarter, beginning on March 31, 2010, and expire five years after the particular vesting date.

9.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the years ended December 31, 2009 and 2008, including private placement warrants and share based payment stock options and warrants:

	Number of	Weighted
	Shares	Average
		Exercise Price

Balance, December 31, 2007	14,035,650	$0.58
Options granted and assumed	5,299,778	1.53
Options expired	--	--
Options forfeited	--	--
Options exercised	--	--

Balance, December 31, 2008	19,335,428	$1.07

Options granted and assumed	7,987,648	0.74
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, December 31, 2009	27,323,076	$0.97

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Income tax benefit based on statutory tax rate	$(1,731,342)	$(1,858,683)
Non-deductible and other	2,865	3,572
Change in valuation allowance	30,411	(123,061)
Rate change	--	(22,419)
Release of valuation allowance related to acquisition	--	805,997

Income tax benefit	$(1,698,066)	$(1,194,594)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2009 and December 31, 2008 were as follows:

	December 31,	December 31,
	2009	2008
Deferred income tax assets:

Net operating loss carryforward	$3,698,657	$2,000,591
Option compensation	575,539	544,626
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	4,370,564	2,641,585
Valuation allowance	(669,590)	(639,179)

	3,700,974	2,002,406
Deferred income tax liabilities:

Property, plant and equipment	2,317	1,815
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$7,368,534	$9,066,600

A valuation allowance for deferred tax related to option compensation, accrued reclamation and remediation costs was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2009 and December 31, 2008.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal rate with the corresponding increase in the purchase price allocation to the assets acquired.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES - (continued)

The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with ASC 740 is reflected as an increase to the total purchase price which has been applied to the underlying mineral and Columbus project assets in the absence of there being a goodwill component associated with the acquisition transactions.

The Company had cumulative net operating losses of approximately $10,567,591 and $5,713,176 as of December 31, 2009 and December 31, 2008, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2029.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2006. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CMI has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company; Mr. Chizmar, a former director of the Company; three former officers and directors of CBI; Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of Nanominerals Corp.

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

$60,000

The Company had made $30,000 in rental payments during the year ended December 31, 2009, which consists of $3,651 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

12.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms for $4,625 per month.

Rental expense, resulting from this operating lease agreement, was $55,500 and $46,125 for the year ended December 31, 2009 and 2008, respectively.

Columbus Project - Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (NMC), one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 5.

Red Mountain Project - Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (NMC), one of the principal stockholders of the Company. The Red Mountain Project is further discussed in Note 6.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at December 31, 2009 and December 31, 2008, were as follows:

	December 31,	December 31,
	2009	2008

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the year ended December 31, 2009, was as follows:

Balance, December 31, 2008	$275,338
Accruals for estimated costs	--

Balance, December 31, 2009	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 and $933,088 as of December 31, 2009 and December 31, 2008, respectively.

14.	CONCENTRATION OF CREDIT RISK

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

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2009, the Company had deposits in excess of FDIC insured limits in the amount of $2,704,852.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project. NMC is the Company’s largest shareholder, owning approximately 36% of the Company’s outstanding common stock.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2009, the Company incurred total fees and reimbursements of expenses to NMC of $420,000 and $100,831, respectively, for a total of $520,831. At December 31, 2009, the Company had an outstanding balance due to NMC of $47,213.

The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer of $9,000 payable to a company wholly owned by Douglas D.G. Birnie. The Company has the mining claim lease for the DDB Claims as further discussed in Note 11.

Accounts payable – related party also includes $45,000 payable to two of the Company’s independent directors for director compensation.

Accounts payable – related party totaled $101,213 as of December 31, 2009.

Due to related parties includes amounts due to former officers of the Company. At December 31, 2009, the remaining amount of due to related parties was $23,290.

In connection with the private placement completed on November 14, 2009, Mark Brennan, one of the Company’s independent directors, purchased 140,000 units of securities at an aggregate purchase price of $63,000, of which $63,000 was recorded as a subscription receivable as of December 31, 2009. Subsequent to year end, the subscription was paid in full.

The Company incurred fees in 2009 for services performed by one of its independent directors, Mark Brennan of $4,000 for executive search assistance. The Company did not utilize his services in prior years.

16.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2009, the Company purchased services from two major vendors Boart Longyear and NMC that exceeded more than 10% of total purchases and amounted to $1,127,283 and $510,007, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company completed the following transactions:

a)

On January 7, 2010, the Company issued 3,300,000 warrants under a consulting agreement. Under the agreement, the consultant will provide financing assistance to the Company through December 31, 2011. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. The warrants vest 25% on June 30, 2010, 25% on December 31, 2010, 25% on June 30, 2011 and 25% on December 31, 2011. After June 30, 2010, the Company will have the right to accelerate the expiration date of the vested warrants if the volume weighted average trading price for the shares is above $4.50 per share for twenty consecutive trading days.

b)

On January 14, 2010, the Company issued an aggregate of 11,035,000 units at a price of $0.45 per Unit in separate private placement offerings made to accredited and foreign investors for total proceeds of $4,965,750. Each Unit offered is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.75 per share, expiring June 30, 2010. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share.

U.S. Offering

The Company issued an aggregate of 10,835,000 units to US accredited investors for total proceeds of $4,875,750 as follows:

(a)	Subscriptions for 9,235,000 units were accepted, and the units issued, on January 8, 2010 for total proceeds of $4,155,750; and

(b)	Subscriptions for an additional 1,600,000 units were accepted, and the units issued on, January 13, 2010 for total proceeds of $720,000.

This represents an over-allotment of 835,000 units from the total number of units available for the US Offering as originally approved by the Company’s directors on December 18, 2009. To account for the over-allotment, the Company’s directors increased the number of units available under the US Offering.

The units were issued pursuant to the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). Each of the subscribers under the US Offering represented that they were accredited investors as defined under Regulation D of the Securities Act. The US Offering has now been closed. Prior to year end, $225,000 was received related to this financing and was recorded as subscriptions received.

Foreign Offering

On January 13, 2010, the Company also issued 200,000 units at a price of $0.45 per Unit for total proceeds of $90,000 to a foreign investor pursuant to the provisions of Regulation S of the Securities Act. The Foreign Offering is now closed.

The Company has agreed to pay at total of $6,300 and issue a total of 6,000 share purchase warrants as a finder’s fee for the Foreign Offering.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS - (continued)

c)
On February 19, 2010, the Company granted 500,000 warrants to a consultant. The warrants are exercisable at $0.75 per share and expire on June 30, 2013. The warrants vest as follows: 150,000 on March 31, 2010 and 125,000 at each quarter end from June 30, 2010 through December 31, 2010.

d)
On March 8, 2010, the Company granted 200,000 options to its new Vice President of Finance and Administration. The options are exercisable at $0.82 per share, vest at a rate of 25,000 options per fiscal quarter, beginning on March 31, 2010, and expire five years after the particular vesting date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Douglas D.G. Birnie	39	President, Chief Executive Officer, Secretary and Director
Robert D. McDougal	77	Chief Financial Officer, Treasurer and Director
David Z. Strickler, Jr.	44	Vice President of Finance and Administration
Michael A. Steele	52	Director
Mark H. Brennan	50	Director

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

David Z. Strickler, Jr. Mr. Strickler was appointed as our Vice President of Finance and Administration on March 8, 2010. Mr. Strickler has worked in the construction and real estate industries for 15 years with expertise in both finance and operations. During the last 8 years, he served as the Executive VP Finance for the leading luxury homebuilder in Las Vegas, with operations involving between 80 and 120 employees. In addition, he owned and operated an accounting services business and was an owner of a snowboard manufacturing business. Mr. Strickler has a bachelor's degree in Accounting and an MBA, concentration in Finance from the Pennsylvania State University.

Michael A. Steele. Mr. Steele was appointed as a member of our Board of Directors on December 14, 2007. For the past 15 years, Mr. Steele has been the president and director of Avonlea Investments Ltd., a private company. From 1998 to 2000, Mr. Steele acted as the president of International Menu Solutions Corp., a company formerly quoted on the OTC Bulletin Board.

Mark H. Brennan. Mr. Brennan was appointed as a member of our Board of Directors on June 24, 2009. Mr. Brennan has served as the president of his own consulting firm, the Brennan Consulting Group, through which he has managed a number of long-term, multi-year management and operations consulting engagements in various business sectors. In addition to his ongoing management consulting practice, Mr. Brennan has also founded and operated a number of private companies beginning in the early 1990’s.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Nanominerals Corp. Nanominerals Corp. (“Nanominerals”) is a private company controlled by its sole officer and director Dr. Charles A. Ager. Nanominerals is our largest shareholder and acts as a consultant to us on technical exploration and financial matters. In addition, Nanominerals owns a 5% royalty interest on any net smelter returns from either the Columbus Project or the Red Mountain Project.

Dr. Ager is an accomplished geophysical engineer with over forty years experience in the mining industry, combining an extensive academic background with international business development experience in the founding of several successful mining enterprises. Dr. Ager earned a PhD in Geophysics and a Master of Science (M.Sc) in Geophysics from the University of British Columbia. Dr. Ager attended California State University in Sacramento, California for his Bachelor of Arts in Math/Physics. He graduated with honors in 1968.

Throughout his career, Dr. Ager has been a trailblazer in the mining industry. Dr. Ager has discovered and/or participated in the discovery of numerous metal deposits throughout Canada and the United States. He is also the developer and owner of a number of patents and intellectual property rights for technological innovations in the mining field. Through Nanominerals, Dr. Ager developed ways of using nanotechnology to discover several precious metal deposits. Dr. Ager is also responsible for inventing the satellite/electron microscope technology that has led to the identification of a new class of gold deposits in the Southwestern United States. Some of the mineral deposits that Dr. Ager was critically involved in as either developer or discoverer include the Jamestown Gold Deposit & Mine in the Mother Lode District in Jamestown, California; the Glendale Gold Deposits in the N. Glendale Basin in Clark County, Nevada; the Eldorado Gold Deposit in the Eldorado Valley in Clark County, Nevada; the Pine Tree Gold Deposit in the Mother Lode District in Mariposa County, California; and the Rich Gulch Gold Deposit in the Mother Lode District in Plumas County, California.

The Company’s President and Chief Executive Officer, Douglas D.G. Birnie, owns a 3.5% interest in NMC.

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

The following persons have, during our 2009 fiscal year, failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Douglas D.G. Birnie, President, Chief Executive Officer, Secretary & Director	1	1	0

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2009 2008	$108,000(1) $108,000	$0 $0	$0 $0	$0 $842,829	$0 $0	$0 $0	$0 $0	$108,000 $950,829
Robert D. McDougal, CFO, Treasurer, Director	2009 2008	$48,000 $48,000	$0 $0	$0 $0	$0 $191,552	$0 $0	$0 $0	$0 $0	$48,000 $239,552

(1)	Represents consulting fees paid or accrued to a limited liability company of which Mr. Birnie is the sole member for services provided by Mr. Birnie as an executive officer and director of Ireland.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2009.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2009 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2009 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Steele	$37,000(2)	$0	$0	$0	$0	$0	$37,000
Mark H. Brennan	$31,000(3)	$0	$102,283(3)	$0	$0	$4,000	$137,283

(1)

From January 1, 2009 to June 30, 2009, we paid our independent directors $1,000 per day for each meeting attended in person, and $500 per day for each meeting attended by conference call. Effective July 1, 2009, we increased the compensation payable to our independent directors to $2,500 per month and the choice of either:

(a)

a quarterly issuance of restricted stock awards in an amount equal to $7,500 divided by the closing price of our common stock on the last trading day of the particular fiscal quarter (the “Quarterly Closing Price”); or

(b)

a quarterly grant of options to purchase that number of shares of our common stock that is equal to $15,000 divided by the Quarterly Closing Price at an exercise price equal to the Quarterly Closing Price.

(2)

During the year ended December 31, 2009, Mr. Steele elected not to receive any restricted stock awards or stock options to which he was entitled pursuant to our independent directors compensation policies. Mr. Steele was paid $15,000 in cash in lieu of any restricted stock awards or stock options to which he was entitled for the year ended December 31, 2009.

(3)

On August 11, 2009, we issued to Mr. Brennan options to purchase 250,000 shares of our common stock at an exercise price of $0.48 per share. 50,000 of the options vested immediately upon their grant and an additional 50,000 options vested on December 31, 2009. The remaining 150,000 options vest at a rate of 50,000 options every six months thereafter. These options were granted to Mr. Brennan in addition to the equity compensation he is entitled to as an independent member of our Board of Directors. During the year ended December 31, 2009, Mr. Brennan elected not to receive any restricted stock awards or stock options to which he was entitled pursuant to our independent directors compensation policies. Mr. Brennan was paid $15,000 in cash in lieu of any restricted stock awards or stock options to which he was entitled for the year ended December 31, 2009. On March 3, 2010, we agreed to issue to Mr. Brennan options to purchase 67,197 shares of our common stock at an exercise price of $0.81 per share, expiring March 2, 2015. These options were granted to Mr. Brennan in addition to any equity compensation he is entitled to as an independent member of our Board of Directors.

EMPLOYMENT CONTRACTS

We have no termination of employment or change-in-control arrangements with any of our executive officers or directors.

On February 23, 2010, our Board of Directors approved an increase in the compensation payable to Douglas D.G. Birnie, our Chief Executive Officer, President and Secretary. Mr. Birnie’s compensation was increased from $108,000 in 2009 to $225,000 per year, retroactive to January 1, 2010. The compensation payable to Mr. Birnie is paid to a limited liability company of which Mr. Birnie is the sole member. We do not have a written compensation contract with Mr. Birnie or his limited liability company.

On February 26, 2010, our Board of Directors approved an increase in the compensation to Robert D. McDougal, our Chief Financial Officer and Treasurer from $48,000 in 2009 to $84,000 per year, retroactive to January 1, 2010. The Company does not have a written compensation contract with Mr. McDougal.

David Z. Strickler, Jr.’s employment contract entitles him to a salary of $150,000 per year. In addition, we granted to Mr. Strickler options to purchase 200,000 shares of our common stock at a price of $0.82 per share. The options granted to Mr. Strickler vest at a rate of 25,000 options per fiscal quarter, beginning March 31, 2010, and expire 5 years after the particular vesting date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	4,645,000(1)	$0.21	10,967,999(2)

(1)	Includes options and warrants to purchase an aggregate of 600,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).

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

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options so long as they do not provide capital raising services or promote or maintain a market for our securities. Upon adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the 2007 Plan to any participant was 6,000,000 shares. The 2007 Plan contains an automatic adjustment provision where the number of shares authorized to be subjected to option grants increases on the first day of each quarter beginning with the fiscal quarter commencing July 1, 2007 by the lesser of the following amounts: (1) 15% of the total number of outstanding shares of the Company’s Common Stock, less any shares that were previously available under the 2007 Plan an any shares available under any other stock option plan that we may adopt; or (2) a lesser number of shares of Common Stock as may be determined by our Board of Directors, subject to certain adjustments to prevent dilution.

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

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2009 fiscal year, we had agreed to issue the following options and warrants outside of our 2007 Plan to certain consultants in exchange for their services:

(a)	Options to purchase 100,000 shares of our common stock exercisable at a price of $1.75 per share, expiring on August 15, 2017.

(b)

Warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 17, 2012. 50,000 of the warrants were vested at the date of grant, with the remaining warrants vesting at a rate of 10,000 warrants per month to March 1, 2010, with the remaining 120,000 warrants vesting on April 1, 2010.

(c)

Warrants to purchase up to 300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on December 31, 2014. 60,000 of these warrants vested and became exercisable on December 31, 2009. An additional 30,000 warrants will vest and become exercisable at the end of each of our fiscal quarters beginning with our fiscal quarter ending March 31, 2010 and ending with our fiscal quarter ending December 31, 2011. Any warrants that have not yet vested will immediately vest upon any of the following events:

(i)

The acquisition of more than 50% of the Company’s outstanding shares of common stock by any person other than an affiliate of the Company, an entity controlled by or under common control with an affiliate of the Company or a wholly owned subsidiary of the company; or

(ii)	The sale by the Company of a greater than 50% interest in the Columbus Project.

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(e)

Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on June 30, 2013. The warrants will vest at a rate of 825,000 warrants every six months beginning June 30, 2010 and ending December 31, 2011. Any warrants that have not yet vested will immediately vest upon any of the following events:

(i)

The acquisition of more than 50% of the Company’s outstanding shares of common stock by any person other than an affiliate of the Company, an entity controlled by or under common control with an affiliate of the Company or a wholly owned subsidiary of the company;

	(ii)	The sale by the Company of a greater than 50% interest in the Columbus Project; or

(iii)

The approval by the Company’s Board of Directors of a tender offer (as that term is defined in the Exchange Act) for more than 50% of the Company’s outstanding shares made by a person introduced to the Company by the consultant.

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(f)

Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on June 30, 2013. 125,000 of the warrants granted vested and became exercisable on March 31, 2010. An additional 125,000 warrants will vest and become exercisable at the end of each of our fiscal quarters beginning with our fiscal quarter ending June 30, 2010 and ending with our fiscal quarter ending December 31, 2010. Any warrants that have not yet vested will immediately vest upon any of the following events:

(i)

The acquisition of more than 50% of the Company’s outstanding shares of common stock by any person other than an affiliate of the Company, an entity controlled by or under common control with an affiliate of the Company or a wholly owned subsidiary of the company; or

(ii)	The sale by the Company of a greater than 50% interest in the Columbus Project.

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 13, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	4,350,000(2) (direct and indirect)	3.5%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	1,700,000(3) (direct)	1.4%
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration	25,000(4)	*
Common Stock	Michael Steele Director	1,100,000(5) (direct and indirect)	*
Common Stock	Mark H. Brennan Director	387,197(6) (direct)	*
Common Stock	All Officers and Directors as a Group (5 persons)	7,562,197	6.0%
5% STOCKHOLDERS
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	40,150,000(7) (direct)	32.9%
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	42,550,000(7) (direct and indirect)	34.9%

* Less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of April 13, 2010, there were 121,934,442 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned directly by Mr. Birnie consists of: (i) 1,900,000 shares of our common stock held by Mr. Birnie; (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $0.75 per share until June 30, 2013; and (iii) options to acquire 2,200,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2012. The shares listed as beneficially owned indirectly by Mr. Birnie consists of (i) 100,000 shares of our common stock held by Dosa Consulting, LLC, a company controlled by Mr. Birnie; and (ii) warrants held by Dosa Consulting, LLC to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share until June 30, 2013. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals.

(3)

The shares listed as beneficially owned by Mr. McDougal consists of: (i) 1,200,000 shares of our common stock held by Mr. McDougal; and (ii) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2012.

(4)

The shares listed as beneficially owned by Mr. Strickler consist of options to acquire shares of our common stock at an exercise price of $0.82 per share. On March 8, 2010, we granted 200,000 options to Mr. Strickler. These options vest at a rate of 25,000 options per fiscal quarter, beginning March 31, 2010, and expire 5 years after the particular vesting date. Mr. Strickler also owns options to acquire an additional 175,000 shares of our common stock at a price of $0.82 per share that do not vest within the next 60 days, and have not been included in the number of shares listed as being beneficially owned by him. These options vest at a rate of 25,000 at the end of each of our fiscal quarters, beginning June 30, 2010 and expire 5 years after the particular vesting date.

(5)

The shares listed as beneficially owned directly by Mr. Steele consist of options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share until March 30, 2012. The shares listed as beneficially owned indirectly by Mr. Steele consists of (i) 400,000 shares held by Avonlea Ventures #2 Inc. and (ii) warrants held by Avonlea Ventures #2 Inc. to acquire an additional 200,000 shares at a price of $0.75 per share. Mr. Steele owns a 50% interest in Avonlea Ventures #2 Inc.

(6)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 150,000 shares of our common stock held by Mr. Brennan; (ii) warrants to purchase 70,000 shares of our common stock at an exercise price of $0.75 per share until June 30, 2013; (iii) options to acquire 50,000 shares of our common stock at an exercise price of $0.48 per share expiring August 10, 2014; (iv) options to acquire 50,000 shares of our common stock at an exercise price of $0.48 per share expiring on December 30, 2014; and (v) options to acquire 67,197 shares of our common stock at an exercise price of $0.81 per share until March 2, 2015. Mr. Brennan also owns options to acquire an additional 150,000 shares of our common stock at a price of $0.48 per share that do not vest within the next 60 days, and have not been included in the number of shares listed as being beneficially owned by him. These options vest at a rate of 50,000 every six months, beginning June 30, 2010 and expire 5 years after the particular vesting date.

(7)

The sole officer and director of Nanominerals is Dr. Charles A. Ager. In addition, pursuant to a shareholders agreement, Dr. Ager has control over a majority of the shareholder voting power of Nanominerals. As such, Dr. Ager has voting and dispositive power over the 40,150,000 shares of our common stock listed as beneficially owned by Nanominerals and has listed those shares as being indirectly beneficially owned by him. Individually, Dr. Ager owns 2,100,000 shares of our common stock. Also included in the number of shares listed as being indirectly beneficially owned by Dr. Ager are 300,000 shares of our common stock owned by Dr. Ager’s wife. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, none of the following parties has, during our December 31, 2009 fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

DDB Claims

Mr. Chizmar, a former member of our Board of Directors, and a limited liability company controlled by Douglas D.G. Birnie, our CEO, President and Secretary, and a member of our Board of Directors, are each the owners of a 1/8 interest in the mining syndicate known as the DDB Syndicate. The former officers and directors of CBI (other than Mr. Chizmar), and an affiliate of one of those former officers and directors of CBI, collectively own a 3/8 interest in the DDB Syndicate. The remaining 3/8 interest in the DDB Syndicate is collectively owned by affiliates of Nanominerals Corp. (“Nanominerals”). Mr. Birnie is also the owner of a 3.5% interest in Nanominerals. Mr. Birnie, Nanominerals and Nanominerals’ affiliates acquired their respective interests in the DDB Syndicate and the DDB Claims prior to his and their involvement with the Company. Mr. Birnie acquired his interest in Nanominerals prior to their involvement with the Company. On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. The mining lease agreement (the “DDB Agreement”) between the DDB Syndicate and CSM provides CSM with a lease, extending for approximately five years, with an option to purchase the DDB Claims at any time during the lease period. In order to maintain its lease rights, CSM must pay the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010 and 2011 respectively. CSM may exercise its option to purchase the DDB Claims by:

(a)	paying the DDB Syndicate a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option; or

(b)	paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

As the owners of a 1/8 interest each in the DDB Syndicate, Mr. Chizmar and a limited liability company controlled by Mr. Birnie are each entitled to 1/8 of any amounts paid by us under the DDB Agreement. During the year ended December 31, 2009, we paid a total of $30,000 to the DDB Syndicate under the terms of the DDB Agreement.

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is the owner of 40,150,000 shares, or 32.9%, of our common stock. Nanominerals acts as a consultant to us on technical exploration and financial matters. Mr. Birnie is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company. During the year ended December 31, 2009, we incurred fees totaling $420,000 due to Nanominerals for services provided. In addition, during the year ended December 31, 2009, we reimbursed Nanominerals a total of $100,831 in respect of expenses incurred by Nanominerals in relation to our exploration and development activities on the Columbus Project and the Red Mountain Project. At December 31, 2009, we had an outstanding balance due to Nanominerals of $47,213.

Affiliates of Nanominerals are also the owners of a 3/8 interest in the DDB Syndicate, which owns the DDB Claims as described above.

Participation in 2009 US Offering

Mark Brennan, a member of our Board of Directors, purchased 140,000 Units offered by us under our 2009 US Offering at a price of $0.45 per Unit. A limited liability company of which Douglas D.G. Birnie, our CEO, President and Secretary, and also a member of our Board of Directors, is the sole member purchased 100,000 Units offered by us under our 2009 US Offering, also at a price of $0.45 per Unit. Details of our 2009 US Offering are provided in Item 7 of this Annual Report.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 5605(a)(2). In applying this definition, we have determined that Michael A. Steele and Mark H. Brennan are independent directors. Neither of Douglas D.G. Birnie nor Robert D. McDougal qualifies as an independent member of our Board of Directors.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$57,422	$62,123
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	$21,572
Total	$57,422	$83,695

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp.,

Exhibit
Number	Description of Exhibit
the Company and Lorrie Archibald. (4)
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp. (11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc. (5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10	Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)
10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
14.1	Code of Ethics. (10)
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Diagram of Columbus Project Pilot Production Process. (13)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	April 15, 2010	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	April 15, 2010	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 15, 2010	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	April 15, 2010	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	April 15, 2010	By:	/s/ Michael A. Steele
MICHAEL A. STEELE
Director

Date:	April 15, 2010	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director