Form 10-Q
period 2010-03-31
IRELAND INC.
filed 2010-05-17
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting	Smaller reporting company [ x ]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2010, the Registrant had 121,934,442 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009

ASSETS

Current assets
Cash	$6,925,844	$3,651,015
Advances Receivable	36,667	-
Prepaid expenses	185,345	90,284

Total current assets	7,147,856	3,741,299

Property and equipment, net	4,157,015	3,763,118
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	908,368
Deposits	22,200	22,200

Total non-current assets	37,035,636	36,641,739

Total assets	$44,183,492	$40,383,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$127,869	$133,541
Accounts payable - related party	45,448	101,213
Accrued payroll and related taxes	29,138	14,799
Due to related parties	23,290	23,290

Total current liabilities	225,745	272,843

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	7,038,129	7,368,534

Total long-term liabilities	7,313,467	7,643,872

Total liabilities	7,539,212	7,916,715

Commitments and contingencies - Note 11	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 121,934,442 and 110,899,442 shares, respectively, issued and outstanding	121,934	110,899
Additional paid-in capital	47,336,851	42,099,452
Common stock subscribed	-	162,000
Accumulated deficit during exploration stage	(10,814,505)	(9,906,028)

Total stockholders' equity	36,644,280	32,466,323

Total liabilities and stockholders' equity	$44,183,492	$40,383,038

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of Inception)
	For the Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	311,889	587,706	7,046,131
Mineral exploration and evaluation expenses - related party	124,149	105,000	2,171,294
General and administrative	758,700	230,221	4,271,316
General and administrative - related party	21,066	-	21,066
Depreciation	14,179	10,834	80,169
Mineral and property holding costs	15,000	15,000	425,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	1,244,983	948,761	14,324,476

Loss from operations	(1,244,983)	(948,761)	(14,324,476)

Other income (expense)
Interest income	9,595	7,743	292,655
Interest expense	(3,494)	(126)	(5,749)

Total other income (expense)	6,101	7,617	286,906

Loss before income taxes	(1,238,882)	(941,144)	(14,037,570)

Income tax benefit	330,405	327,477	3,223,065

Net loss	$(908,477)	$(613,667)	$(10,814,505)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	120,217,886	97,010,087

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2009	110,899,442	$110,899	$42,099,452	$162,000	$(9,906,028)	$32,466,323

Amortization of stock options and warrants issued to a directors, officers and consultants over vesting period	-	-	274,912	-	-	274,912

Issuance of stock options for 67,197 shares of common stock to an officer	-	-	19,515	-	-	19,515

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $6,399 financing costs	200,000	200	83,401	-	-	83,601

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $5,344 financing costs	10,835,000	10,835	4,859,571	(162,000)	-	4,708,406

Net loss, March 31, 2010	-	-	-	-	(908,477)	(908,477)

Balance, March 31, 2010	121,934,442	$121,934	$47,336,851	$-	$(10,814,505)	$36,644,280

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(Date of inception)
	For the Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(908,477)	$(613,667)	$(10,814,505)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	14,179	10,834	80,169
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	294,427	2,568	1,938,825
Changes in operating assets and liabilities:
Advances receivable	(36,667)	-	(9,273)
Prepaid expenses	(95,061)	(12,959)	(335,420)
Other assets	-	-	(2,200)
Reclamation deposit	-	-	(925,042)
Mineral property acquisition costs	-	-	(1,022,663)
Accounts payable and accrued liabilities	(47,098)	89,327	98,853
Deferred income taxes	(330,405)	(327,477)	(3,223,065)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(1,109,102)	(851,374)	(13,909,983)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(408,076)	(212,374)	(3,088,136)

Net cash used in investing activities	(408,076)	(212,374)	(3,088,136)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,965,750	-	24,455,710
Proceeds from option issuance	-	-	20,000
Stock issuance costs	(11,743)	-	(560,037)
Common stock subscribed	(162,000)	-	-
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	4,792,007	-	23,923,963

NET CHANGE IN CASH	3,274,829	(1,063,748)	6,925,844

CASH AT BEGINNING OF PERIOD	3,651,015	2,565,823	-

CASH AT END OF PERIOD	$6,925,844	$1,502,075	$6,925,844

SUPPLEMENTAL INFORMATION

Interest paid	$3,494	$126	$5,749

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2009 of Ireland, Inc. (the “Company”).

The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

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

Going concern –The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company incurred cumulative net losses since date of inception of $10,814,505 from operations as of March 31, 2010, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Columbus Minerals Inc. (CMI) (including its wholly- owned single-member LLC subsidiary Columbus Salt Marsh LLC (CSM)) and Rand Metals LLC (Rand). Significant intercompany accounts and transactions have been eliminated.

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

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2010 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930- 360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Accruals for reclamation and environmental matters totaled $275,338 at March 31, 2010 and December 31, 2009. The Company is in the exploration stage and is unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2010 and 2009 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 35,325,684 and 19,335,428, respectively.

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

Stock-based compensation - The Company accounts for share based payments in accordance with ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PREPAID EXPENSES

Prepaid expenses at March 31, 2010 and December 31, 2009 consisted of the following:

		December 31,
	March 31, 2010	2009

Claims maintenance	$19,523	$34,166
Insurance policies	143,857	49,973
Rent	5,975	--
Retainers	12,000	2,000
Other	3,990	4,145

	$185,345	$90,284

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2010 and December 31, 2009:

		December 31,
	March 31, 2010	2009

Furniture and fixtures	$8,921	$8,921
Computers and equipment	41,165	39,137
Land	30,000	30,000
Site improvements	99,949	99,631
Site equipment	231,035	231,035
Vehicles	23,595	23,595
Construction in progress:
Building	500,000	500,000
Site improvements	2,613,187	2,325,198
Site equipment	689,332	571,591

	4,237,184	3,829,108
Less accumulated depreciation	80,169	65,990

	$4,157,015	$3,763,118

Depreciation expense was $14,179 and $10,834 for the three months ended March 31, 2010 and 2009, respectively.

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

The Company believes that the acquisition of the Columbus Project was beneficial because it provides for 100% ownership of the properties and fosters greater opportunity to finance and further develop the project.

This merger was treated as a statutory merger for tax purposes whereby, CMI was the surviving merger entity.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	COLUMBUS PROJECT (continued)

The Company applied EITF 98-03 (which has been superseded by ASC 805-10-25-1) with regard to the acquisition of the Columbus Project. The Company determined that the acquisition of the Columbus Project did not constitute an acquisition of a business, as that term is defined in ASC 805- 10-55-4, and the Company recorded the acquisition as a purchase of assets.

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

The Red Mountain Project located in San Bernardino, California is subject to an underlying option assignment agreement, as amended August 8, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

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

Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	PRIVATE PLACEMENTS

For the three months ended March 31, 2010, the Company completed the following private placements:

a)

On January 14, 2010, the Company completed a private placement offering for gross proceeds of $90,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 200,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with the private placement offering in the amount of $6,300 in cash and issued warrants to purchase up to 6,000 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $99.

b)

On January 14, 2010, the Company completed a private placement offering for gross proceeds of $4,875,750 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 10,835,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. Financing costs related to this offering were $5,344.

Warrants associated with the 2010 equity issuances do not constitute a registration payment arrangement.

A summary of investor warrant activity for the three months ended March 31, 2010 is as follows:

	Number of
	Shares	Exercise Price

Outstanding and exercisable, December 31, 2009	22,598,357	$0.75 - 2.39
Granted	5,523,500	0.75
Exercised	--	--
Forfeited/expired	--	--

Outstanding and exercisable, March 31, 2010	28,121,857	$0.75 - 2.39

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

The Company utilizes the Binomial Lattice pricing model to estimate the fair value of options and warrants granted in exchange for services. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company used the following assumptions to estimate the fair value of the options granted as follows:

2010

Dividend yield	--
Expected volatility	118.68%
Risk-free interest rate	1.88 – 3.33%
Expected life (years)	2.75 – 4.25 years

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the Binomial Lattice model. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. The Binomial Lattice model estimates the probability of exercise as a function of these variables based on the entire history of exercises and cancellations on all past grants made by the Company.

For grants awarded during 2010 the expected volatility is based on the historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	SHARE BASED COMPENSATION (continued)

Expenses for the three months ended March 31, 2010 and 2009, related to the granting and vesting of share based payments were $294,427 and $2,568, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

During the three months ended March 31, 2010, the Company granted stock options and warrants as follows:

a)

On March 8, 2010, the Company granted 200,000 options to an Officer. The options are exercisable at $0.82 per share, vest at a rate of 25,000 options per fiscal quarter, beginning on March 31, 2010, and expire five years after the particular vesting date.

b)

On March 2, 2010, the Company granted nonqualified stock options for the purchase of 67,197 shares of common stock at $0.81 per share to a director. The options were immediately vested and expire March 2, 2015.

c)

On February 19, 2010, the Company granted 500,000 warrants to a consultant. The warrants are exercisable at $0.75 per share and expire on June 30, 2013. The warrants vest 25% at each quarter end from March 31, 2010 through December 31, 2010.

d)

On January 7, 2010, the Company granted 3,300,000 warrants to a consultant. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. The warrants vest 25% on June 30, 2010, 25% on December 31, 2010, 25% on June 30, 2011 and 25% on December 31, 2011. After June 30, 2010, the Company will have the right to accelerate the expiration date of the vested warrants if the volume weighted average trading price for the shares is above $4.50 per share for twenty consecutive trading days.

The following table summarizes the Company’s stock option and warrant activity for the three months ended March 31, 2010:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2009	4,724,719	$0.23

Options granted and assumed	4,067,197	0.75
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, March 31, 2010	8,791,916	$0.47

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	SHARE BASED COMPENSATION (continued)

The following table summarizes information about options and warrants granted during the three months ended March 31, 2010:

Exercise Price
Equals, Exceeds
Number of Options	or	Weighted
and Warrants	is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2010	on Grant Date	Price	Price	Value
767,197	Equals	$ 0.77	$0.75 - $0.82	$ 0.35
3,300,000	Exceeds	$ 0.75	$ 0.75	$ 0.42
--	Less Than	$ --	$ --	$ --

The following table summarizes the changes of the Company’s stock options and warrants issued for stock based compensation subject to vesting for the three months ended March 31, 2010:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2009	540,000	$0.46
Granted	4,000,000	0.41
Vested	(210,000)	0.35
Forfeited	--	--

Unvested, March 31, 2010	4,330,000	$0.42

As of March 31, 2010, there was $1,826,496 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2010	$982,956
2011	843,540
2012	--

Total	$1,826,496

The above tables do not include warrants issued in private placements which are discussed above in Note 6.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the three months ended March 31, 2010, including private placement warrants and share based payment stock options and warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2009	27,323,076	$0.97
Options granted and assumed	9,590,697	0.75
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, March 31, 2010	36,913,773	$0.92

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2010 and March 31, 2009:

	March 31, 2010	March 31, 2009

Income tax benefit based on statutory tax rate	$(433,609)	$(329,400)
Non-deductible and other	172	384
Change in valuation allowance	103,032	1,539

Income tax benefit	$(330,405)	$(327,477)

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Deferred income tax assets:

Net operating loss carryforward	$4,029,062	$3,698,657
Option compensation	678,588	575,539
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	4,804,018	4,370,564
Valuation allowance	(772,622)	(669,590)

	4,031,396	3,700,974
Deferred income tax liabilities:

Property, plant & equipment	2,334	2,317
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$7,038,129	$7,368,534

A valuation allowance for deferred tax related to option compensation, accrued reclamation and remediation costs was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2010 and December 31, 2009.

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

The Company had cumulative net operating losses of approximately $11,511,605 and $10,567,591 as of March 31, 2010 and December 31, 2009, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will be expiring between 2027 and 2030.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2006. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

Rental expense, resulting from this operating lease agreement, was $13,875 and $13,875 for the three months ended March 31, 2010 and 2009, respectively.

Columbus Project - Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (NMC), one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 4.

Red Mountain Project - Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (NMC), one of the principal stockholders of the Company. The Red Mountain Project is further discussed in Note 5.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at March 31, 2010 and December 31, 2009, were as follows:

		December 31,
	March 31, 2010	2009

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the three months ended March 31, 2010, was as follows:

Balance, December 31, 2009	$275,338
Accruals for estimated costs	--

Balance, March 31, 2010	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 as of March 31, 2010 and December 31, 2009, respectively.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $6,250,391.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the three months ended March 31, 2010, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $19,149, respectively, for a total of $124,149. At March 31, 2010, the Company had an outstanding balance due to NMC of $36,448.

Accounts payable – related party also includes $9,000 payable to one of the Company’s independent directors for director compensation.

Accounts payable – related party totaled $45,448 as of March 31, 2010.

Due to related parties includes amounts due to former officers of the Company. At March 31, 2010, the remaining amount of due to related parties was $23,290.

For the three months ended March 31, 2010, the Company incurred fees for services performed by one of its independent directors, Mark Brennan of $21,066 primarily for executive search assistance.

15.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2010, the Company purchased services from one major vendor, NMC, which exceeded more than 10% of total purchases and amounted to $124,149. NMC is a related party as further discussed in Note 14.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since the completion of our fiscal year ended December 31, 2009:

Warrants Issued For Consulting Services

(a)

On January 7, 2010, we agreed to issue 3,300,000 warrants exercisable at a price of $0.75 per share expiring on June 30, 2013 to a consultant. The warrants will vest at a rate of 825,000 warrants every six months beginning June 30, 2010 and ending December 31, 2011. Any warrants that have not yet vested will immediately vest upon any of the following events:

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

(b)

On February 19, 2010, we agreed to issue 500,000 warrants to a separate consultant exercisable at a price of $0.75 per share and expiring on June 30, 2013. 125,000 of the warrants granted vested and became exercisable on March 31, 2010. An additional 125,000 warrants will vest and become exercisable at the end of each of our fiscal quarters beginning with our fiscal quarter ending June 30, 2010 and ending with our fiscal quarter ending December 31, 2010. Any warrants that have not yet vested will immediately vest upon any of the following events:

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

Upon termination of the services agreement, any warrants that have not vested will immediately terminate while any vested warrants shall continue to be exercisable as set out above. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	VWAP for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

The consultant provided representations that he is an accredited investor as that term is defined in Regulation D of the Securities Act.

January 2010 US and Foreign Private Placements

In January 2010, we issued an aggregate of 11,035,000 Units at a price of $0.45 per Unit in separate private placement offerings made to US accredited and foreign investors for total proceeds of $4,965,750. Each Unit offered was comprised of one share of our common stock and one-half of one share purchase warrant, with each full share purchase warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.75 per share, expiring June 30, 2013. We may accelerate the expiration date for the warrants after June 30, 2010 if the VWAP for the shares on our principal market exceeds $4.50 per share for twenty consecutive trading days, and the average daily trading volume for our common stock on our principal market during those twenty trading days is not less than 0.2% of our free float. We agreed to pay $6,300 and issue 6,000 share purchase warrants as finder’s fees for the units subscribed for by foreign investors.

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

New Geologic Modeling Completed

On April 13, 2010 we announced our new geologic modeling for our Columbus Project. The modeling is based upon a full analysis of the technical data generated from Ireland’s 2008 and 2009 drill programs and presents a refinement of the parameters previously used to delineate mineralized zones at the Columbus Project. The new geologic modeling has outlined seven mineralized zones containing a total of 343.9 million tons of material in place with an average grade of 0.040 ounces per ton (“opt”) gold equivalent (“AuE”) (AuE (opt) = Au (opt) +0.013 Ag (opt)) (based on $900/oz Au and $12/oz Ag).

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

We anticipate spending approximately $4,650,000 on our exploration and development program and capital expenditures for the Columbus Project from April 1, 2010 until March 31, 2011.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $255,000 for Drilling and Sampling at Red Mountain for the twelve months ending March 31, 2011; however, this program is contingent on certain milestones being achieved at our lead project, the Columbus Project. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the twelve months ending March 31, 2011:

Columbus Project
Property Payments	$130,000
Drilling Program and Resource Estimates	2,155,000
Pilot Plant / Project Feasibility	2,065,000
Total for Columbus Project	$4,350,000
Red Mountain Project
Property Acquisition and Maintenance Costs	$105,000
Sampling Exploration Program	150,000
Total for Red Mountain Project	$255,000
General and Administration
Total for General and Administration	$1,960,000
Total Expected Expenses	$6,565,000
Total Expected Capital Expenditures	$300,000
Total Expected Cash Expenditures	$6,865,000

As of March 31, 2010, we had cash in the amount of $6,925,844 and a working capital surplus of $6,922,111. In January 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit under our 2010 US Offering and our 2010 Foreign Offering for total proceeds of $4,965,750. As a result, we currently have sufficient capital to pay for the anticipated costs of our exploration and development programs until March 31, 2011. However, actual costs could be greater than we have anticipated and we have no additional financing arrangements in place.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	March 31, 2010	March 31, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,244,983)	(948,761)	31.2%
Other Income	6,101	7,617	(19.9)%
Income Tax Benefit	330,405	327,477	0.9%
Net Loss	$(908,477)	$(613,667)	48.0%

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

Operating Expenses

Our operating expenses for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage
	March 31, 2010	March 31, 2009	Increase / (Decrease)
Mineral exploration and evaluation expenses	$311,889	$587,706	(46.9)%
Mineral exploration and evaluation expenses – related party	124,149	105,000	18.2%
General and administrative	758,700	230,221	229.6%
General and administrative – related party	21,066	-	n/a
Depreciation	14,179	10,834	30.9%
Mineral and property holding costs	15,000	15,000	0.0%
Total Operating Expenses	$1,244,983	$948,761	31.2%

Operating expenses for our first fiscal quarter ended March 31, 2010 increased as compared with our first fiscal quarter ended March 31, 2009. The increase in operating expenses was a result of a large increase in general and administrative expenses during the period.

Mineral exploration and evaluation expenses decreased as there were no significant drilling or sampling activities during our first fiscal quarter of 2010. Costs incurred during our first fiscal quarter of 2010 associated with bringing the pilot plant online have been capitalized.

The item “Mineral exploration and evaluation expenses – related party” represents amounts paid or reimbursed to Nanominerals Corp. for exploration work conducted on the Columbus and Red Mountain Projects, Nanominerals is our largest shareholder, owning approximately 30% of our outstanding common stock.

During the fiscal quarter ended March 31, 2010, we incurred fees to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $19,149 in respect to reimbursable expenses paid by Nanominerals. At March 31, 2010, we were indebted to Nanominerals in the amount of $36,448 for unpaid fees and reimbursable expenses.

The increase in general and administrative expenses is primarily attributable to an increase in stock based compensation of $244,820. This increase in stock based compensation was attributable to warrants issued during the period to consultants. In addition, accounting and legal expenses were greater during the fiscal quarter ended March 31, 2010.

General and administrative expenses to related parties consist of $21,066 paid to Mark Brennan, a member of our Board of Directors, as consulting fees related to executive search assistance.

We anticipate that our operating expenses will continue to increase as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2010	At December 31, 2009	Increase / (Decrease)
Current Assets	$7,147,856	$3,741,299	91.1%
Current Liabilities	(225,745)	(272,843)	(17.3)%
Working Capital	$6,922,111	$3,468,456	99.6%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows used in Operating Activities	$(1,109,102)	$(851,374)
Cash Flows used in Investing Activities	(408,076)	(212,374)
Cash Flows from Financing Activities	4,792,007	-
Net Increase (Decrease) in Cash During Period	$3,274,829	$(1,063,748)

At March 31, 2010 we had a working capital surplus of $6,922,111 as compared with a working capital surplus of $3,468,456 at December 31, 2009. The increase in our working capital surplus is primarily attributable to the completion of our 2010 US and foreign private placements in January 2010 as described below.

Financing Requirements

We currently have sufficient financial resources to pay for the expected costs of our exploration and development programs for fiscal 2010 and the first quarter of fiscal 2011.

In January 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit in separate private placement offerings made to US accredited and foreign investors (the “2010 US Offering” and the “2010 Foreign Offering” respectively) for total proceeds of $4,965,750. Each Unit offered was comprised of one share of our common stock and one-half of one share purchase warrant, with each full share purchase warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.75 per share, expiring June 30, 2013. After June 30, 2010 we will have the right to accelerate the expiration date of the warrants if:

(a)	the VWAP for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(b)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

We agreed to pay $6,300 and issue 6,000 share purchase warrants as finder’s fees for the units subscribed for by foreign investors.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the three months ended March 31, 2010 included in this Quarterly Report on Form 10-Q.

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

Accruals for reclamation and environmental matters totaled $275,338 at March 31, 2010 and December 31, 2009. We are in the exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2010, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended March 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We expect to spend approximately $6,865,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending March 31, 2011. We currently have sufficient capital resources to pay for the anticipated costs of operating our business and completing our exploration and development plans until March 31, 2011. However, the actual costs of completing those programs could be greater than anticipated and we may need additional financing sooner than anticipated. In addition, based on our current budget estimates, we expect to need additional financing to proceed with our exploration and development programs beyond the first quarter of 2011.

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

In order to maintain the rights to our mineral properties, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work or pay fees in respect of those properties.

In order to maintain the rights to our mineral projects, we will be required to make annual filings and pay fees with federal and state regulatory authorities. On March 1, 2010, Nevada’s State Assembly and Senate passed Assembly Bill No. 6 (“AB6”). AB6 has installed an additional tiered fee that is payable in conjunction with the annual filing of an affidavit of the work performed on or improvements made to a mining claim, or an affidavit of the intent to hold a mining claim applied to holders of 11 or more claims. The fee ranges from $70 per claim for holders of 11 to 199 claims up to $195 per mining claim for holders of 1,300 or more claims as of the date of filing. AB6 was approved by the Governor of Nevada on March 12, 2010.

In addition to these fees, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on our mineral properties. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our mineral rights to lapse.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald. (4)
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp. (11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc. (5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10

Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
14.1	Code of Ethics. (10)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 14, 2010	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 14, 2010	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)