Form 10-Q
period 2010-06-30
IRELAND INC.
filed 2010-08-16
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
[X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2010, the Registrant had 121,934,442 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009

ASSETS

Current assets
Cash	$5,493,871	$3,651,015
Other receivables	30,000	-
Prepaid expenses	178,528	90,284

Total current assets	5,702,399	3,741,299

Property and equipment, net	4,210,238	3,763,118
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	908,368
Deposits	22,200	22,200

Total non-current assets	37,088,859	36,641,739

Total assets	$42,791,258	$40,383,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$99,566	$133,541
Accounts payable - related party	63,992	101,213
Accrued payroll and related taxes	52,613	14,799
Due to related party	23,290	23,290

Total current liabilities	239,461	272,843

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	6,589,385	7,368,534

Total long-term liabilities	6,864,723	7,643,872

Total liabilities	7,104,184	7,916,715

Commitments and contingencies - Note 11	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 121,934,442 and 110,899,442
shares, respectively, issued and outstanding	121,934	110,899
Additional paid-in capital	47,569,308	42,099,452
Common stock subscribed	-	162,000
Accumulated deficit during exploration stage	(12,004,168)	(9,906,028)

Total stockholders' equity	35,687,074	32,466,323

Total liabilities and stockholders' equity	$42,791,258	$40,383,038

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the three months ended		For the six months ended		through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	469,006	687,033	780,900	1,274,738	7,515,142
Mineral exploration and evaluation
expenses - related party	162,667	135,000	286,814	240,000	2,333,959
General and administrative	824,719	248,356	1,583,418	478,576	5,096,034
General and administrative - related party	-	-	21,066	-	21,066
Depreciation	175,331	10,901	189,510	21,736	255,500
Mineral and property holding costs	15,000	15,000	30,000	30,000	440,500
Mineral and property holding costs -
reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,646,723	1,096,290	2,891,708	2,045,050	15,971,201

Loss from operations	(1,646,723)	(1,096,290)	(2,891,708)	(2,045,050)	(15,971,201)

Other income (expense)
Interest income	8,319	2,617	17,913	10,360	300,973
Interest expense	-	(300)	(3,494)	(426)	(5,749)

Total other income (expense)	8,319	2,317	14,419	9,934	295,224

Loss before income taxes	(1,638,404)	(1,093,973)	(2,877,289)	(2,035,116)	(15,675,977)

Income tax benefit	448,744	381,183	779,149	708,660	3,671,809

Net loss	$(1,189,660)	$(712,790)	$(2,098,140)	$(1,326,456)	$(12,004,168)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	121,934,442	97,010,087	121,080,906	97,010,087

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2009	110,899,442	$110,899	$42,099,452	$162,000	$(9,906,028)	$32,466,323

Amortization of stock options and warrants
issued to directors, officers and
consultants over vesting period	-	-	507,369	-	-	507,369

Issuance of stock options for
67,197 shares of common stock
to a director	-	-	19,515	-	-	19,515

Issuance of common stock for cash
Reg. S - Private Placement,
$0.45 per share, net of $6,399
financing costs	200,000	200	83,401	-	-	83,601

Issuance of common stock for cash
Reg. D - Private Placement,
$0.45 per share, net of $5,344
financing costs	10,835,000	10,835	4,859,571	(162,000)	-	4,708,406

Net loss, June 30, 2010	-	-	-	-	(2,098,140)	(2,098,140)

Balance, June 30, 2010	121,934,442	$121,934	$47,569,308	$-	$(12,004,168)	$35,687,074

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the six months ended		through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,098,140)	$(1,326,456)	$(12,004,168)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	189,510	21,736	255,500
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	526,884	5,136	2,171,282
Changes in operating assets and liabilities:
Other receivables	(30,000)	27,394	(2,606)
Prepaid expenses	(88,244)	23,765	(328,603)
Other assets	-	-	(2,200)
Reclamation deposit	-	24,720	(925,042)
Mineral property acquisition costs	-	-	(1,022,663)
Accounts payable and accrued liabilities	(33,382)	334,311	112,569
Deferred income taxes	(779,149)	(708,660)	(3,671,809)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(2,312,521)	(1,598,054)	(15,113,402)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(636,630)	(245,242)	(3,316,690)

Net cash used in investing activities	(636,630)	(245,242)	(3,316,690)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,965,750	-	24,455,710
Proceeds from option issuance	-	-	20,000
Stock issuance costs	(11,743)	-	(560,037)
Common stock subscribed	(162,000)	-	-
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	4,792,007	-	23,923,963

NET CHANGE IN CASH	1,842,856	(1,843,296)	5,493,871

CASH AT BEGINNING OF PERIOD	3,651,015	2,565,823	-

CASH AT END OF PERIOD	$5,493,871	$722,527	$5,493,871

SUPPLEMENTAL INFORMATION

Interest paid	$3,494	$426	$5,749

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued
for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2009 of Ireland Inc. (the “Company”).

The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared by the Company without audit and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

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

Going concern – The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company incurred cumulative net losses since date of inception of $12,004,168 from operations as of June 30, 2010, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Exploration costs – Mineral exploration costs are expensed as incurred.

Mineral rights – The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of- production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized assets to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2010, exploration progress is on target with the Company’s exploration and evaluation plan, and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930- 360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified. These additional risks are due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Reclamation and remediation costs (asset retirement obligation) – The Company accrued costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations - Recognition, the Company records a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted, and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at June 30, 2010 and December 31, 2009. The Company is in the exploration stage and is unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Earnings (loss) per share – The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2010 and 2009 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 36,123,675 and 19,335,428, respectively.

Expenses of offering – The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

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

For acquired properties that do not constitute a business as defined in ASC 805-10-55-4, Definition of a Business, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with ASC 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations. The amount is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of a goodwill component associated with the acquisition transactions.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation – The Company accounts for share based payments in accordance with ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period.

New accounting pronouncements – From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. As the update only pertains to disclosures, its adoption is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and the Company has adopted the amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations or cash flows upon adoption.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PREPAID EXPENSES

Prepaid expenses at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Claims maintenance	$70,300	$34,166
Insurance policies	88,363	49,973
Retainers	12,000	2,000
Other	7,865	4,145

	$178,528	$90,284

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Furniture and fixtures	$8,921	$8,921
Computers and equipment	41,165	39,137
Land	30,000	30,000
Site improvements	2,813,134	99,631
Site equipment	1,048,923	231,035
Vehicles	23,595	23,595
Building	500,000	--
Construction in progress:
Building	--	500,000
Site improvements	--	2,325,198
Site equipment	--	571,591

	4,465,738	3,829,108
Less accumulated depreciation	255,500	65,990

	$4,210,238	$3,763,118

Construction in progress consisted of capital expenditures for construction of the Company’s pilot plant leach circuit. During the quarter ended June 30, 2010, the plant began operating on a continuous basis and $3,802,519 of construction in progress was placed in service.

Depreciation expense was $189,510 and $21,736 for the six months ended June 30, 2010 and 2009, respectively.

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

On February 20, 2008, the Company, through its wholly-owned subsidiary CMI, acquired a 100% interest in the Columbus Project, including an option for additional mining claims, by way of merger with the owner of the Columbus Project, Columbus Brine Inc. (CBI). Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years. This acquisition supersedes the option agreement.

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

As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, the purchase price of $32 million was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Arden Salvage Company), and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	COLUMBUS PROJECT (continued)

The following table reflects the recorded purchase consideration for the Columbus Project:

Purchase price:
Common stock issued	$20,000,000
Fair value of warrants issued	1,359,351
Acquisition costs	600,000

Total purchase price	21,959,351

Net deferred income tax liability assumed	10,261,194

Total	$32,220,545

The following table reflects the components of the Columbus Project:

Allocation of acquisition cost:
Mineral properties (including deferred tax liability
assumed of $10,261,194)	$31,948,053
Property, plant and equipment	202,430
Deposits	44,720
Cash	6,570
Prepaid expenses	24,925
Accounts payable	(6,153)

Total	$32,220,545

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

The Company may at any time during the life of the Red Mountain Project earn a 100% interest by paying $100,000, issuing shares of common stock with an aggregate value of $1,400,000 and issuing share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued. If the project achieves commercial production, the Company will be required to pay an additional $100,000, issue shares of common stock with an aggregate value of $2,400,000 and issue share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued.

Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	PRIVATE PLACEMENTS

For the six months ended June 30, 2010, the Company completed the following private placements:

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

Warrants associated with the 2010 equity issuances do not constitute a registration payment arrangement.

A summary of investor warrant activity for the six months ended June 30, 2010 is as follows:

	Number of
	Shares	Exercise Price

Outstanding and exercisable, December 31, 2009	22,598,357	$ 0.75 - 2.39
Granted	5,523,500	0.75
Exercised	--	--
Forfeited/expired	--	--

Outstanding and exercisable, June 30, 2010	28,121,857	$ 0.75 - 2.39

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

The Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

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

Expenses for the six months ended June 30, 2010 and 2009 related to the granting and vesting of share based payments were $526,884 and $5,136, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

During the six months ended June 30, 2010, the Company granted stock options and warrants as follows:

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

The following table summarizes the Company’s stock option and warrant activity for the six months ended June 30, 2010:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2009	4,724,719	$0.23

Options granted and assumed	4,067,197	0.75
Options expired	(79,719)	1.36
Options forfeitures	--	--
Options exercised	--	--

Balance, June 30, 2010	8,712,197	$0.46

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	SHARE BASED COMPENSATION (continued)

The following table summarizes information about options and warrants granted during the six months ended June 30, 2010:

Exercise Price
Number of Options	Equals, Exceeds or	Weighted
and Warrants	is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2010	on Grant Date	Price	Price	Value
567,197	Equals	$ 0.76	$0.75 - $0.81	$ 0.27
3,300,000	Exceeds	$ 0.75	$ 0.75	$ 0.42
200,000	Less Than	$ 0.82	$0.82	$ 0.56

The following table summarizes the changes of the Company’s stock options and warrants issued for stock based compensation subject to vesting for the six months ended June 30, 2010:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2009	540,000	$0.46
Granted	4,000,000	0.41
Vested	(1,385,000)	0.40
Forfeited	--	--

Unvested, June 30, 2010	3,155,000	$0.43

As of June 30, 2010, there was $1,383,356 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2010	$450,002
2011	872,388
2012	40,644
2013	20,322
2014	--

Total	$1,383,356

The above tables do not include warrants issued in private placements which are discussed above in Note 6.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the six months ended June 30, 2010, including private placement warrants and share based payment stock options and warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2009	27,323,076	$0.97
Options granted and assumed	9,590,697	0.75
Options expired	(79,719)	1.36
Options forfeitures	--	--
Options exercised	--	--

Balance, June 30, 2010	36,834,054	$0.91

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following for the six months ended June 30, 2010 and June 30, 2009:

	June 30, 2010	June 30, 2009

Income tax benefit based on statutory tax rate	$1,007,050	$712,291
Non-deductible and other	(1,633)	(1,523)
Change in valuation allowance	(226,268)	(2,108)

Income tax benefit	$779,149	$708,660

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Deferred income tax assets:

Net operating loss carryforward	$4,477,806	$3,698,657
Option compensation	759,948	575,539
Property, plant & equipment	39,542	--
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	5,373,664	4,370,564
Valuation allowance	(895,858)	(669,590)

	4,477,806	3,700,974
Deferred income tax liabilities:

Property, plant & equipment	--	2,317
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$6,589,385	$7,368,534

A valuation allowance was established for deferred tax assets related to option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2010 and December 31, 2009.

Deferred income tax liability was recorded on GAAP basis over income tax basis using the statutory federal rate with the corresponding increase in the purchase price allocation to the assets acquired.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES (continued)

The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is reflected as an increase to the total purchase price which has been applied to the underlying mineral and Columbus project assets in the absence of there being a goodwill component associated with the acquisition transactions.

The Company had cumulative net operating losses of approximately $12,793,730 and $10,567,591 as of June 30, 2010 and December 31, 2009, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2030.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2006. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CMI, has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company; Mr. Chizmar, a former director of the Company; three former officers and directors of CBI; Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of Nanominerals Corp.

The DDB Syndicate has leased the DDB Claims to CSM, a wholly owned subsidiary of the Company. The mining lease agreement (the DDB Agreement), between the DDB Syndicate and CSM, provides CSM with a lease, extending for approximately 5 years, with an option to purchase the DDB Claims at any time during the lease period. To maintain the lease rights, CSM paid the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010, and 2011, respectively. CSM may exercise its option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

The Company paid the $30,000 rental payments due on June 30, 2010 and 2009, respectively. The payments consist of $3,651 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms.

Rental expense resulting from this operating lease agreement was $31,800 and $27,750 for the six months ended June 30, 2010 and 2009, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 4.

Red Mountain Project – Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Red Mountain Project is further discussed in Note 5.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at June 30, 2010 and December 31, 2009, were as follows:

	June 30,	December 31,
	2010	2009

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the six months ended June 30, 2010, was as follows:

Balance, December 31, 2009	$275,338
Accruals for estimated costs	--

Balance, June 30, 2010	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 as of June 30, 2010 and December 31, 2009, respectively.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $4,795,618.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock. The Columbus Project is further discussed in Note 4. The Red Mountain Project is further discussed in Note 5.

During the six months ended June 30, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2010, the Company incurred total fees and reimbursements of expenses to NMC of $210,000 and $46,814, respectively, for a total of $256,814. At June 30, 2010, the Company had an outstanding balance due to NMC of $38,045.

Accounts payable – related party also includes $15,426 payable to one of the Company’s independent directors. The amount includes $9,000 for director compensation and $6,426 for expense reimbursement.

The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer, of $10,521. The amount is payable to a company wholly owned by Douglas D.G. Birnie.

Accounts payable – related party totaled $63,992 as of June 30, 2010.

Due to related parties includes amounts due to former officers of the Company. At June 30, 2010, the remaining amount of due to related parties was $23,290.

As further discussed in Note 10, the Company, through its subsidiary CMI, has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company; Mr. Chizmar, a former director of the Company; three former officers and directors of CBI; Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of NMC. Rental payments to DDB Syndicate were $30,000 for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, the Company incurred fees for services performed by one of its independent directors, Mark Brennan, of $21,066 primarily for executive search assistance.

15.	CONCENTRATION OF ACTIVITY

For the six months ended June 30, 2010, the Company purchased services from one major vendor, NMC, which exceeded more than 10% of total purchases and amounted to $256,814. NMC is a related party as further discussed in Note 14.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2010:

a)

On July 22, 2010, the Company granted nonqualified stock options for the purchase of 200,000 shares of common stock to each of its two independent directors. The options are exercisable at $0.53 per share and vest as follows: 100,000 on the grant date, 50,000 on September 30, 2010 and 50,000 on December 31, 2010. The options expire five years after the particular vesting date.

b)

On July 22, 2010, the Company granted nonqualified stock options for the purchase of 300,000 shares of common stock at $0.75 per share to the CEO. The options vest as follows: 50,000 on the grant date, 50,000 on December 31, 2010 and 50,000 every six months thereafter commencing on December 31, 2012. The options expire five years after the particular vesting date.

c)

On July 22, 2010, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $0.75 per share to the CFO. The options vest as follows: 16,667 on the grant date, 16,667 on December 31, 2010 and 16,667 every six months thereafter. The final group of 16,665 options vest on December 31, 2012. The options expire five years after the particular vesting date.

d)

On July 22, 2010, the Company granted nonqualified market based stock options for the purchase of 150,000 and 50,000 shares of common stock at $0.53 per share to the CEO and CFO, respectively. The options vest on the first date after the grant date that the closing price of the Company’s common stock exceeds $1.00 per share for 20 consecutive trading days. The options expire five years after the date that they vest.

e)

On July 22, 2010, the Company granted nonqualified performance based stock options for the purchase of 150,000 and 50,000 shares of common stock at $0.53 per share to the CEO and CFO, respectively. The options vest upon the Board of Directors determining, by resolution, that the Company has, from the date of grant, made adequate and sufficient progress on the Company’s technical and feasibility programs for the Columbus Mineral Project. The options expire five years after the date that they vest.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended March 31, 2010:

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

First Gold and Silver Poured from Pilot Plant Operations at Columbus Project

On May 24, 2010 we announced that the pilot plant was operational as a thiosulphate leach carbon-in-pulp circuit and that we had poured the first gold and silver from the pilot plant operations at our Columbus Project. We also reported that the primary goal of the initial test runs was to demonstrate that the pilot plant facility could extract gold and silver from continuous runs of large tonnages of mineralized clays. This was achieved with the extraction of 0.011 opt gold and 0.037 opt silver from an estimated 58.58 tons of low grade (0.02 opt Au, 0.39 opt Ag) head ore. This represents a weighted average recovery rate of 51% for gold and 9.5% for silver. During these initial tests, no attempt was made to optimize either head grade or extraction rates.

Grant of Options to the Chief Executive Officer and the Chief Financial Officer under the 2007 Stock Incentive Plan

Effective July 22, 2010, we granted to Douglas D.G. Birnie, CEO, and Robert D. McDougal, CFO, non-qualified stock options to acquire an aggregate of 800,000 shares of our common stock under the our 2007 Stock Incentive Plan (the “2007 Plan”) as follows:

1.	Mr. Birnie was granted non-qualified stock options to purchase an aggregate of 600,000 shares of our common stock pursuant to the 2007 Stock Incentive Plan as follows:

	(a)	Options to purchase an aggregate of 300,000 shares of our common stock vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
50,000	$0.75	June 30, 2010	June 29, 2015
50,000	$0.75	December 31, 2010	December 30, 2015
50,000	$0.75	June 30, 2011	June 29, 2016
50,000	$0.75	December 31, 2011	December 30, 2016
50,000	$0.75	June 30, 2012	June 30, 2017
50,000	$0.75	December 31, 2012	December 30, 2017

(b)

Options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.53 per share, vesting on the dates and in the amounts, and expiring on the dates, each as set out below:

Number of Options to Vest	Vesting Date	Expiration Date
150,000

The first date after the Grant Date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trades) exceeds $1.00 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(c)

Options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.53 per share, vesting upon the Board of Directors determining, by resolution, that the Company has, from the Grant Date, made adequate and sufficient progress on its technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

2.	Mr. McDougal was granted non-qualified stock options to purchase an aggregate of 200,000 shares of our common stock pursuant to the 2007 Stock Incentive Plan as follows:

	(a)	Options to purchase an aggregate of 100,000 shares of our common stock vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
16,667	$0.75	June 30, 2010	June 29, 2015
16,667	$0.75	December 31, 2010	December 30, 2015
16,667	$0.75	June 30, 2011	June 29, 2016

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
16,667	$0.75	December 31, 2011	December 30, 2016
16,667	$0.75	June 30, 2012	June 30, 2017
16,665	$0.75	December 31, 2012	December 30, 2017

(b)

Options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.53 per share, vesting on the dates and in the amounts, and expiring on the dates, each as set out below:

Number of Options to Vest	Vesting Date	Expiration Date
50,000

The first date after the Grant Date that the closing price for our common stock as quoted by the principal market or exchange on which such shares trades exceeds $1.00 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(c)

Options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.53 per share, vesting upon the Board of Directors determining, by resolution, that the Company has, from the Grant Date, made adequate and sufficient progress on its technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

Pursuant to the option agreements between the Company and Mr. Birnie and Mr. McDougal with respect to the above grants, each of the options granted to Mr. Birnie and Mr. McDougal will automatically vest and become exercisable upon the occurrence of a change in control of the Company.

Grant of Options to Independent Directors Pursuant to 2007 Plan

On July 22, 2010, the Company granted to its two independent directors non-qualified stock options to acquire an aggregate of 400,000 shares of our common stock under our 2007 Stock Incentive Plan summarized below:

1.

Michael A. Steele was granted non-qualified stock options to purchase an aggregate of 200,000 shares of our common stock, vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
100,000	$0.53	June 30, 2010	June 29, 2015
50,000	$0.53	September 30, 2010	September 29 2015
50,000	$0.53	December 31, 2010	December 30, 2015

2.

Mark H. Brennan was granted non-qualified stock options to purchase an aggregate of 200,000 shares of our common stock, vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
100,000	$0.53	June 30, 2010	June 29, 2015
50,000	$0.53	September 30, 2010	September 29 2015
50,000	$0.53	December 31, 2010	December 30, 2015

Pursuant to the option agreements between the Company and Mr. Steele and Mr. Brennan with respect to the above option grants, each of the options granted to Mr. Steele and Mr. Brennan will automatically vest and become exercisable upon the occurrence of a change in control of the Company.

PLAN OF OPERATIONS

During the next 12 months, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project.

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

Our 2010 drill program is being conducted by independent and qualified third parties under strict Chain- of-Custody, Quality Assurance and Quality Control standards. Samples will be assayed using caustic fusion techniques and metal extraction. Such assay methods are consistent with the previously reported 2008 and 2009 drill programs. In addition, Western Analytical Consultants LLC will independently analyze the drill samples at the Columbus Project’s new on-site laboratory. Western Analytical is managed by its president Mr. Robert Wasiliew. Mr. Wasiliew has been a licensed and certified BC Assayer since 1971, and prior to founding Western Analytical Consultants, he acted as the General Manager for Inspectorate’s laboratory facility in Reno, NV.

The first phase of the 2010 drill program consisted of 147 holes drilled to a depth of 40 feet within the permitted 320-acre mine site area. The goal of this drilling is to upgrade the mineralization estimates by better defining the continuity and grade within the currently permitted mining depth parameters of the mine site area. The drilling of these holes has now been completed. Management expects to periodically report results as they are received.

The second phase of the 2010 drill program will consist of 33 holes to a depth of 200 feet within the northwest sector of the property, with the goal of improving tonnage and grade estimates so as to allow for their inclusion in the mine plan for the feasibility study. Currently an application for a drill permit for this phase has been filed with the BLM with approval expected in the third quarter of 2010 and drilling to be completed in the fourth quarter of 2010. Results will be reported as received during this phase of drilling.

Beyond 2010, the process of determining project mineralization will continue at the project until in-fill drilling has been competed in all of the identified mineralized areas, and the boundaries of mineralization have been defined.

(b)

Project Feasibility: We currently have a production permit for the Columbus Project. The production permit allows us to extract precious metals and produce calcium carbonate on the 378 acre (320 acre mine site and 58 acres of mill sites) Permitted Mine Area located at the Columbus Project at a mine rate of up to 792,000 tons per year. We have recently installed a precious metals leach extraction circuit at our on site pilot plant.

The Company announced in May that the pilot plant was operational as a thiosulphate leach carbon-in- pulp circuit. It also reported that the primary goal of the initial test runs was to demonstrate that the pilot plant facility could extract gold and silver from continuous runs of large tonnages of mineralized clays. This was achieved with the extraction of 0.011 opt gold and 0.037 opt silver from an estimated 58.58 tons of low grade (0.02 opt Au, 0.39 opt Ag) head ore. This represents a weighted average recovery rate of 51% for gold and 9.5% for silver. During these initial tests, no attempt was made to optimize either head grade or extraction rates.

Since the first test runs, activities have focused on maximizing gold and silver extraction rates and minimizing processing costs. Maximizing gold and silver extraction involves the optimization of five primary components of the process flow sheet: percentage of solids in slurry, thiosulphate concentration, leach time, oxidation method and carbon loading. With the first three components having been substantially determined, pilot tests are currently focused on oxidation and carbon loading. When this test work is completed, we expect to engage independent engineers to operate the pilot plant in order to verify results and to complete the feasibility study.

It should be noted that when reviewing the precious metals extraction rates for all of the thiosulphate extraction tests conducted to date by the company, that the processed tails have always contained about 0.01 opt Au. If this holds true for production, then the extraction rates for lower grade material will be lower than for higher grade material due to the “constant tails grade”.

If the operation of the pilot production facility proves, to our satisfaction, that the Columbus Project is economically viable, we may seek to expand the production process or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation.

If the 2010 drill program is completed during the fourth quarter as expected, we believe that we should receive updated mineralization estimates from the drill hole data by the end of the first quarter of 2011. The mineralization report, combined with the independent pilot plant verification studies, should allow us to engage additional independent engineers to complete the feasibility study.

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

We anticipate spending approximately $4,645,000 on our exploration and development program and $400,000 on our capital expenditures for the Columbus Project from July 1, 2010 until June 30, 2011.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $420,000 for Drilling and Sampling at Red Mountain for the twelve months ending June 30, 2011; however, this program is contingent on certain milestones being achieved at our lead project, the Columbus Project. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the period from July 1, 2010 to June 30, 2011:

Columbus Project
• Property Payments	$100,000
• Drilling Program and Mineralization Estimates	2,330,000
• Pilot Plant / Project Feasibility	2,215,000
Total for Columbus Project	$4,645,000
Red Mountain Project
• Property Acquisition and Maintenance Costs	$105,000
• Sampling Exploration Program	315,000
Total for Red Mountain Project	$420,000

General and Administration
Total for General and Administration	$2,100,000
Total Expected Expenses	$7,165,000
Total Expected Capital Expenditures	$400,000
Total Expected Cash Expenditures	$7,565,000

As of June 30, 2010, we had cash in the amount of $5,493,871 and a working capital surplus of $5,462,938.

We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from July 1, 2010 to June 30, 2011. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until March 31, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

		Three Months Ended June 30		Percentage	Six Months Ended June 30		Percentage
				Increase /			Increase /
		2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$	- $	-	n/a	$-	$-	n/a
Operating Expenses		(1,646,723)	(1,096,290)	50%	(2,891,708)	(2,045,050)	41%
Other Income (Expense)		8,319	2,317	259%	14,419	9,934	45%
Income Tax Benefit		448,744	381,183	18%	779,149	708,660	10%
Net Loss		$(1,189,660)	$(712,790)	67%	$(2,098,140)	$(1,326,456)	58%

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

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended				Six Months Ended
	June 30.		Percentage		June 30.		Percentage
			Increase /				Increase /
	2010	2009	(Decrease)		2010	2009	(Decrease)
Mineral exploration and evaluation expenses	$469,006	$687,033	(32%	)	$780,900	$1,274,738	(39%	)
Mineral exploration and evaluation expenses – related party	162,667	135,000	21%		286,814	240,000	20%
General and administrative	824,719	248,356	232%		1,604,484	478,576	235%

Depreciation	175,331	10,901	1508%	189,510	21,736	772%
Mineral and property holding costs	15,000	15,000	0%	30,000	30,000	0%
Total Operating Expenses	$1,646,723	$1,096,290	50%	$2,891,708	$2,045,050	41%

Operating expenses for our second fiscal quarter ended June 30, 2010 increased as compared to our second fiscal quarter ended June 30, 2009. General and administrative expenses increased during this period primarily due to the recognition of stock based vesting expenses as well as increases in legal, accounting and consulting expenses. In addition, depreciation of the property, plant, and equipment commenced this period.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals Corp. for exploration work conducted on the Columbus and Red Mountain Projects, Nanominerals is our largest shareholder, owning approximately 32.9% of our outstanding common stock; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During the fiscal quarter ended June 30, 2010, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $ 27,666 in respect to reimbursable expenses paid for by Nanominerals. At June 30, 2009, we were indebted to Nanominerals in the amount of $ 38,045 for unpaid fees and reimbursable expenses.

We made $30,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of a company controlled by Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar (a former member of our Board of Directors and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $30,000 in rental payments made to the DDB Syndicate consisted of $ 3,719 paid to each member of the DDB Syndicate, including $ 250 paid to a company controlled by Mr. Birnie for the reimbursement of legal and government filing fees related to the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $ 10,521, payable to a company controlled by Mr. Birnie.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2010	At December 31, 2009	Increase / (Decrease)
Current Assets	$5,702,399	$3,741,299	52%
Current Liabilities	(239,461)	(272,843)	12%
Working Capital	$5,462,938	$3,468,456	58%

Cash Flows
	Six Months Ended June	Six Months Ended June
	30, 2010	30, 2009
Cash Flows used in Operating Activities	$(2,312,521)	$(1,598,054)
Cash Flows used in Investing Activities	(636,630)	(245,242)
Cash Flows from Financing Activities	4,792,007	-
Net Change in Cash During Period	$1,842,856	$(1,843,296)

At June 30, 2010 we had a working capital surplus of $5,462,938 as compared with a working capital surplus of $3,468,456 at December 31, 2009. The increase in our working capital surplus is primarily attributable to the $4,965,750 in proceeds that were received in January 2010 from the sale of 11,035,000 units..

Financing Requirements

We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from July 1, 2010 to June 30, 2011. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until March 31, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

For these reasons, our financial statements filed herewith include a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising additional capital and the success of our business plan.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the period ended June 30, 2010 included in this Quarterly Report on Form 10-Q.

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

Accruals for reclamation and environmental matters totaled $275,338 at June 30, 2010 and December 31, 2009. We are in the exploration stage and are unable to determine the estimated timing of these expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 12 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.        CONTROLS AND PROCEDURES.

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2010, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the second quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $7,565,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending June 30, 2011. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until March 31, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)

10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie. (14)

10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal. (14)

Exhibit
Number	Description of Exhibit

10.14	Non-Qualified Stock Option Agreement for Michael A. Steele. (14)

10.15	Non-Qualified Stock Option Agreement for Mark H. Brennan. (14)

14.1	Code of Ethics. (10)

21.1	List of Subsidiaries.(13)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: August 16, 2010	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)