Form 10-Q
period 2010-09-30
IRELAND INC.
filed 2010-11-22
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
[ ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 2010, the Registrant had 122,434,442 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009

ASSETS

Current assets
Cash	$3,166,543	$3,651,015
Short-term investments	898,632	-
Other receivables	30,000	-
Prepaid expenses	140,143	90,284

Total current assets	4,235,318	3,741,299

Property and equipment, net	4,211,241	3,763,118
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	908,368
Deposits	22,200	22,200

Total non-current assets	37,089,862	36,641,739

Total assets	$41,325,180	$40,383,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$354,579	$133,541
Accounts payable - related party	54,513	101,213
Accrued payroll and related taxes	51,613	14,799
Due to related party	23,290	23,290

Total current liabilities	483,995	272,843

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred tax liability	6,032,792	7,368,534

Total long-term liabilities	6,308,130	7,643,872

Total liabilities	6,792,125	7,916,715

Commitments and contingencies - Note 13	-	-

Stockholders' equity Common stock, $0.001 par value; 400,000,000 shares authorized, 121,934,442 and 110,899,442 shares, respectively, issued and outstanding	121,934	110,899
Additional paid-in capital	47,935,352	42,099,452
Common stock subscribed	-	162,000
Accumulated other comprehensive income	14,890	-
Accumulated deficit during exploration stage	(13,539,121)	(9,906,028)

Total stockholders' equity	34,533,055	32,466,323

Total liabilities and stockholders' equity	$41,325,180	$40,383,038

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the three months ended		For the nine months ended		through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,077,039	1,167,184	1,887,936	2,432,731	8,622,178
Mineral exploration and evaluation expenses - related party	136,827	126,780	423,641	375,971	2,470,786
General and administrative	698,765	302,605	2,252,184	781,181	5,764,800
General and administrative - related party	-	-	21,066	-	21,066
Depreciation	181,009	10,901	370,521	32,637	436,511
Mineral and property holding costs	15,000	15,000	45,000	45,000	455,500
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	2,108,640	1,622,470	5,000,348	3,667,520	18,079,841

Loss from operations	(2,108,640)	(1,622,470)	(5,000,348)	(3,667,520)	(18,079,841)

Other income (expense)
Interest income	9,310	2,184	27,223	12,544	310,283
Interest expense	(234)	(200)	(3,728)	(626)	(5,983)

Total other income (expense)	9,076	1,984	23,495	11,918	304,300

Loss before income taxes	(2,099,564)	(1,620,486)	(4,976,853)	(3,655,602)	(17,775,541)

Income tax benefit	564,611	557,197	1,343,760	1,265,857	4,236,420

Net loss	$(1,534,953)	$(1,063,289)	$(3,633,093)	$(2,389,745)	$(13,539,121)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	121,934,442	98,261,756	121,368,545	97,431,895

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Income	Stage	Equity

Balance, December 31, 2008	97,010,087	$97,010	$36,059,449	$-	$-	$(6,657,376)	$29,499,083

Amortization of stock options issued to a director and employees over vesting periods	-	-	32,717	-	-	-	32,717

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $21,711 financing costs	400,000	400	157,889	-	-	-	158,289

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $2,292 financing costs	863,800	863	385,555	-	-	-	386,418

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $39,107 financing costs	1,546,111	1,546	655,097	(195,750)	-	-	460,893

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $1,062 financing costs	400,000	400	178,538	-	-	-	178,938

Net loss, September 30, 2009	-	-	-	-	-	(2,389,745)	(2,389,745)

Balance, September 30, 2009	100,219,998	$100,219	$37,469,245	$(195,750)	$-	$(9,047,121)	$28,326,593

Balance, December 31, 2009	110,899,442	$110,899	$42,099,452	$162,000	$-	$(9,906,028)	$32,466,323

Amortization of stock options and warrants issued to directors, officers and consultants over vesting periods	-	-	813,097	-	-	-	813,097

Issuance of stock options to directos and officers	-	-	79,831	-	-	-	79,831

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $6,399 financing costs	200,000	200	83,401	-	-	-	83,601

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $5,344 financing costs	10,835,000	10,835	4,859,571	(162,000)	-	-	4,708,406

Unrealized gain on short-term investments, net of $8,018 deferred tax	-	-	-	-	14,890	-	14,890

Net loss, September 30, 2010	-	-	-	-	-	(3,633,093)	(3,633,093)

Balance, September 30, 2010	121,934,442	$121,934	$47,935,352	$-	$14,890	$(13,539,121)	$34,533,055

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the nine months ended		through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,633,093)	$(2,389,745)	$(13,539,121)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	370,521	32,637	436,511
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	892,928	32,717	2,537,326

Changes in operating assets and liabilities:
Other receivables	(30,000)	27,394	(2,606)
Prepaid expenses	(49,859)	15,599	(290,218)
Other assets	-	-	(2,200)
Reclamation deposit	-	24,720	(925,042)
Mineral property acquisition costs	-	-	(1,022,663)
Accounts payable and accrued liabilities	211,152	588,980	357,103
Deferred income taxes	(1,343,760)	(1,265,857)	(4,236,420)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(3,582,111)	(2,933,555)	(16,382,992)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(818,644)	(224,342)	(3,498,704)
Purchase of short-term investments	(875,724)	-	(875,724)

Net cash used in investing activities	(1,694,368)	(224,342)	(4,374,428)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,965,750	1,248,710	24,455,710
Proceeds from option issuance	-	-	20,000
Stock issuance costs	(11,743)	(64,172)	(560,037)
Common stock subscribed	(162,000)	-	-
Proceeds from borrowings from related party	-	-	8,290

Net cash provided by financing activities	4,792,007	1,184,538	23,923,963

NET CHANGE IN CASH	(484,472)	(1,973,359)	3,166,543

CASH AT BEGINNING OF PERIOD	3,651,015	2,565,823	-

CASH AT END OF PERIOD	$3,166,543	$592,464	$3,166,543
	-
	-

SUPPLEMENTAL INFORMATION

Interest paid	$3,728	$626	$5,983

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Since its formation, the Company has incurred cumulative net losses of $13,539,121 as of September 30, 2010. This amount is comprised of net losses from operations of $13,539,121 and other comprehensive income of $14,890. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Columbus Minerals Inc. (“CMI”) (including its wholly- owned single-member LLC subsidiary Columbus Salt Marsh LLC (“CSM”)) and Rand Metals LLC (“Rand”). Significant intercompany accounts and transactions have been eliminated.

Exploration costs – Mineral exploration costs are expensed as incurred.

Fair value of financial instruments - Fair value accounting establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist of investments in U.S. Treasury Notes. These investments are classified within Level 1 of the fair value hierarchy as their fair value is determined using quoted prices in active markets.

Short-term investments – Short-term investments generally have a maturity of three months to five years at the date of purchase. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value based on quoted market prices with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses are determined on a specific identification method and are recognized in the statement of operations.

The Company evaluates unrealized losses, if any, in its investment securities for other-than temporary impairment using both qualitative and quantitative criteria. In the event that an investment is determined to be other-then-temporarily impaired, the Company recognizes the loss in the statement of operations. The Company generally only invests in debt securities.

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

Mineral property acquisition costs – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized assets to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (“ASC”) 360-10-35- 15, Impairment or Disposal of Long-Lived Assets.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2010, exploration progress is on target with the Company’s exploration and evaluation plan, and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Accruals for reclamation and environmental matters totaled $275,338 at September 30, 2010 and December 31, 2009. The Company is in the exploration stage and is unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 14.

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

Earnings (loss) per share – The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2010 and 2009 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 36,670,762 and 19,599,686, respectively.

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

Stock-based compensation – The Company accounts for share-based payments in accordance with ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period.

The fair value of performance-based stock option grants is determined on their grant date through use of the Binomial Lattice option pricing model. The total value of the award is recognized over the requisite service period only if management has determined that achievement of the performance condition is probable. The requisite service period is based on management’s estimate of when the performance condition will be met. Changes in the requisite service period or the estimated probability of achievement can materially affect the amount of stock-based compensation recognized in the financial statements.

The fair value of market-based stock option grants is determined on their grant date through use of an option pricing model which uses a combination of Monte Carlo simulation and a Trinomial Lattice function. The requisite service period for market-based awards is derived from the model. Achievement of the market condition earlier than estimated can materially affect the amount of stock-based compensation recognized in the financial statements.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SHORT-TERM INVESTMENTS

The Company’s short-term investments are classified as available for sale and consist of U.S. Treasury Notes which are publicly traded and valued. All investments are measured at fair value on a recurring basis based on quoted market prices. Therefore, all investments are considered to be within Level 1 of the fair value hierarchy. As of September 30, 2010, the Company’s investments were as follows:

		Unrealized	Unrealized
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Recorded
	Cost Basis	Income	Income	Basis

Available for sale
U.S. Treasury Notes	$875,724	$22,908	$--	$898,632

	$875,724	$22,908	$--	$898,632

All available for sale investments mature in July 2015. The Company did not have any investments as of December 31, 2009.

3.	PREPAID EXPENSES

Prepaid expenses at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Claims maintenance	$66,182	$34,166
Insurance policies	55,095	49,973
Retainers	12,000	2,000
Other	6,866	4,145

	$140,143	$90,284

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Furniture and fixtures	$20,456	$8,921
Computers and equipment	41,165	39,137
Land	30,000	30,000
Site improvements	2,909,067	99,631
Site equipment	1,123,469	231,035
Vehicles	23,595	23,595
Building	500,000	--
Construction in progress:
Building	--	500,000
Site improvements	--	2,325,198
Site equipment	--	571,591

	4,647,752	3,829,108
Less accumulated depreciation	436,511	65,990

	$4,211,241	$3,763,118

Construction in progress consisted of capital expenditures for construction of the Company’s pilot plant leach circuit. During the second quarter of 2010, the pilot plant began operating on a continuous basis and $3,802,519 of construction in progress was placed in service.

Depreciation expense was $370,521 and $32,637 for the nine months ended September 30, 2010 and 2009, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	COLUMBUS PROJECT

As of December 31, 2007, the Company had earned a 15% interest in the Columbus Project by satisfying its option agreement requirements and had the right to merge with the corporation holding the remaining 85% interest in the Columbus Project in Esmeralda County, Nevada.

Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to Nanominerals Corp (“NMC”), one of the principal stockholders of the Company.

On February 20, 2008, the Company, through its wholly-owned subsidiary CMI, acquired a 100% interest in the Columbus Project, including an option for additional mining claims, by way of merger with the owner of the Columbus Project, Columbus Brine Inc. (“CBI”). Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share for a period of 5 years. This acquisition supersedes the option agreement.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RED MOUNTAIN PROJECT

The Red Mountain Project, located in San Bernardino, California, is subject to an underlying option assignment agreement, as amended August 8, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	PRIVATE PLACEMENTS

For the nine months ended September 30, 2010, the Company completed the following private placements:

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

For the nine months ended September 30, 2009, the Company completed two private placement offerings each to US accredited investors and non-US persons for total gross proceeds of $1,248,710. A total of 3,209,911 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring June 30, 2013. The Company incurred commissions payable to agents in connection with these private placements in the amount of $55,648 in cash and issued warrants to purchase up to 52,998 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to these offerings were $8,524.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	PRIVATE PLACEMENTS (continued)

Warrants associated with the 2010 and 2009 equity issuances do not constitute a registration payment arrangement.

A summary of investor warrant activity for the nine months ended September 30, 2010 and 2009 is as follows:

	Number of
	Shares	Exercise Price
Outstanding and exercisable, December 31, 2008	15,380,709	$0.75 – 2.39
Granted	1,658,043	0.75
Exercised	--	--
Forfeited/expired	--	--
Outstanding and exercisable, September 30, 2009	17,038,752	$0.75 - 2.39

Outstanding and exercisable, December 31, 2009	22,598,357	$0.75 - 2.39
Granted	5,523,500	0.75
Exercised	--	--
Forfeited/expired	--	--

Outstanding and exercisable, September 30, 2010	28,121,857	$0.75 - 2.39

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Share Based Compensation” below.

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

At September 30, 2010, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

	2010	2009

Dividend yield	--	--
Expected volatility	116 .8 - 118.7%	73.9%
Risk-free interest rate	1.69 – 3.33%	3.07 – 3.32%
Expected life (years)	2.75 – 8.0	4.25 – 6.5

For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

2010

Dividend yield	--
Expected volatility	116 .8%
Risk-free interest rate	2.96%
Expected life (years)	8.0

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the option pricing models. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s models. The models estimate the probability of exercise as a function of these variables based on the history of exercises and cancellations on past grants made by the Company. The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo -Trinomial Lattice model.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SHARE BASED COMPENSATION (continued)

For grants awarded during 2010 the expected volatility is based on the historical volatility levels of the Company’s common stock. For 2009 grants, the expected volatility was based on the average volatility of a representative peer group. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent contractual lives of the options.

Total expense for the nine months ended September 30, 2010 and 2009 related to the granting and vesting of all share based payments was $892,928 and $32,717, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

During the nine months ended September 30, 2010, the Company granted stock options and warrants as follows:

a)

On July 22, 2010, the Company granted nonqualified stock options for the purchase of 200,000 and 200,000 shares of common stock, to its two independent directors. The options are exercisable at $0.53 per share and vest as follows: 100,000 on the grant date, 50,000 on September 30, 2010 and 50,000 on December 31, 2010. The options expire five years after the particular vesting date.

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

d)

On July 22, 2010, the Company granted nonqualified market-based stock options for the purchase of 150,000 and 50,000 shares of common stock at $0.53 per share to the CEO and CFO, respectively. The options vest on the first date after the grant date that the closing price of the Company’s common stock exceeds $1.00 per share for twenty consecutive trading days. The options expire five years after the date that they vest. The requisite service periods for these stock option awards, as derived from the Monte Carlo -Trinomial Lattice model was determined to be one year.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SHARE BASED COMPENSATION (continued)

e)

On July 22, 2010, the Company granted nonqualified performance-based stock options for the purchase of 150,000 and 50,000 shares of common stock at $0.53 per share to the CEO and CFO, respectively. The options vest upon the Board of Directors determining, by resolution, that the Company has, from the date of grant, made adequate and sufficient progress on the Company’s technical and feasibility programs for the Columbus Mineral Project. The options expire five years after the date that they vest.

On the grant date, the Company determined that achievement of the performance condition was probable. The Company’s best estimate of the requisite service period was determined to be eight months. The Company reviewed and confirmed these determinations at September 30, 2010.

f)

On March 8, 2010, the Company granted 200,000 options to an Officer. The options are exercisable at $0.82 per share, vest at a rate of 25,000 options per fiscal quarter, beginning on March 31, 2010, and expire five years after the particular vesting date.

g)

On March 2, 2010, the Company granted nonqualified stock options for the purchase of 67,197 shares of common stock at $0.81 per share to a director. The options were immediately vested and expire March 2, 2015.

h)

On February 19, 2010, the Company granted 500,000 warrants to a consultant. The warrants are exercisable at $0.75 per share and expire on June 30, 2013. The warrants vest 25% at each quarter end from March 31, 2010 through December 31, 2010.

i)

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

During the nine months ended September 30, 2009, the Company granted 270,000 stock options to a director and an employee with a weighted average exercise price of $0.48 per share. During the nine months ended September 30, 2009, the Company granted 200,000 warrants to a consultant with a weighted average exercise price of $0.55 per share.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SHARE BASED COMPENSATION (continued)

The following table summarizes the Company’s stock option and warrant activity for the nine months ended September 30, 2010 and 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	3,954,719	$0.15
Options granted and assumed	470,000	0.51
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, September 30, 2009	4,424,719	$0.19

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2009	4,724,719	$0.23

Options granted and assumed	5,267,197	0.72
Options expired	(79,719)	1.36
Options forfeitures	--	--
Options exercised	--	--

Balance, September 30, 2010	9,912,197	$0.48

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SHARE BASED COMPENSATION (continued)

The following table summarizes information about options and warrants granted during the nine months ended September 30, 2009:

Exercise Price
Equals, Exceeds
Number of Options	or	Weighted
and Warrants	is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2009	on Grant Date	Price	Price	Value
470,000	Equals	$0.51	$0.48 - $0.55	$0.26
--	Exceeds	--	--	--
--	Less Than	--	--	--

The following table summarizes information about options and warrants granted during the nine months ended September 30, 2010:

	Exercise Price
	Equals, Exceeds
Number of Options	or	Weighted
and Warrants	is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2010	on Grant Date	Price	Price	Value
567,197	Equals	$0.76	$0.75 - $0.81	$0.27
4,500,000	Exceeds	$0.71	$0.53 - $0.75	$0.37
200,000	Less Than	$0.82	$0.82	$0.56

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SHARE BASED COMPENSATION (continued)

The following table summarizes the status of the Company’s unvested shares as of September 30, 2009 and changes during the nine months ended September 30, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2008	37,500	$0.55
Options granted	270,000	0.39
Options vested	(107,500)	0.30
Options forfeited	--	--

Unvested, September 30, 2009	200,000	$0.47

The following table summarizes the changes of the Company’s stock options and warrants issued for stock based compensation subject to vesting for the nine months ended September 30, 2010:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2009	540,000	$0.46
Granted	4,833,333	0.38
Vested	(1,565,000)	0.39
Forfeited	--	--

Unvested, September 30, 2010	3,808,333	$0.39

As of September 30, 2010, there was $1,275,585 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2010	$320,689
2011	909,637
2012	45,259

Total	$1,275,585

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the nine months ended September 30, 2010 and 2009, including private placement warrants and share based payment stock options and warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance, December 31, 2008	19,335,428	$1.07
Options granted and assumed	2,128,043	0.70
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, September 30, 2009	21,463,471	$1.03

Balance, December 31, 2009	27,323,076	$0.97
Options granted and assumed	10,790,697	0.74
Options expired	(79,719)	1.36
Options forfeitures	--	--
Options exercised	--	--

Balance, September 30, 2010	38,034,054	$0.90

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following for the nine months ended September 30, 2010 and September 30, 2009:

	September 30,	September 30,
	2010	2009

Income tax benefit based on statutory tax rate	$1,741,899	$(1,279,461)
Non-deductible and other	(1,729)	2,177
Change in valuation allowance	(396,410)	11,427

Income tax benefit	$1,343,760	$(1,265,857)

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Deferred income tax assets:

Net operating loss carryforward	$5,042,417	$3,698,657
Option compensation	888,064	575,539
Property, plant & equipment	81,568	--
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	6,108,417	4,370,564
Valuation allowance	(1,066,000)	(669,590)

	5,042,417	3,700,974
Deferred income tax liabilities:

Property, plant & equipment	--	2,317
Unrealized gain on short-term investments	8,018	--
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$6,032,792	$7,368,534

A valuation allowance was established for deferred tax assets related to option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2010 and December 31, 2009.

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

The Company had cumulative net operating losses of approximately $14,406,905 and $10,567,591 as of September 30, 2010 and December 31, 2009, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2030.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2006. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

11.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows for the nine months ended September 30, 2010:

September 30,
2010
Net Loss	$(3,633,093)
Other Comprehensive Income, net of tax:
Unrealized gain on short-term investments	14,890
Comprehensive Income	$(3,618,203)

The tax effect of each component of comprehensive income for the nine months ended September 30, 2010:

September 30,
2010

Unrealized holding gains	$22,908
Income tax expense	(8,018)

Total unrealized gains, net of tax	$14,890

For the nine months ended September 30, 2009, there was no other comprehensive income recognized.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CMI, has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company; Mr. Chizmar, a former director of the Company; three former officers and directors of CBI; Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of Nanominerals Corp (“NMC”).

The DDB Syndicate has leased the DDB Claims to CSM, a wholly owned subsidiary of the Company. The mining lease agreement (the “DDB Agreement”), between the DDB Syndicate and CSM, provides CSM with a lease, extending for approximately 5 years, with an option to purchase the DDB Claims at any time during the lease period. To maintain the lease rights, CSM paid the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010, and 2011, respectively. CSM may exercise its option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

The Company paid the $30,000 rental payments due on June 30, 2010 and 2009, respectively. The payments consist of $3,651 in payments to each of the eight owners of DDB Syndicate including reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

13.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms.

Rental expense resulting from this operating lease agreement was $49,725 and $41,625 for the nine months ended September 30, 2010 and 2009, respectively.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at September 30, 2010 and December 31, 2009, were as follows:

	September 30,	December 31,
	2010	2009

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The activity in the accrued reclamation and remediation cost liability for the nine months ended September 30, 2010, was as follows:

Balance, December 31, 2009	$275,338
Accruals for estimated costs	--

Balance, September 30, 2010	$275,338

The Company maintains reclamation bonds with the Bureau of Land Management in the amount of $908,368 as of September 30, 2010 and December 31, 2009, respectively.

15.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $2,375,941.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock. The Columbus Project is further discussed in Note 5. The Red Mountain Project is further discussed in Note 6.

During the nine months ended September 30, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2010, the Company incurred total fees and reimbursements of expenses to NMC of $315,000 and $78,641, respectively, for a total of $393,641. At September 30, 2010, the Company had an outstanding balance due to NMC of $43,052.

The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer, of $11,461. The amount is payable to a company wholly owned by Douglas D.G. Birnie.

Accounts payable – related party totaled $54,513 as of September 30, 2010.

Due to related parties includes amounts due to former officers of the Company. At September 30, 2010, the remaining amount of due to related parties was $23,290.

As further discussed in Note 12, the Company, through its subsidiary CMI, has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company; Mr. Chizmar, a former director of the Company; three former officers and directors of CBI; Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of NMC. Rental payments to DDB Syndicate were $30,000 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the Company incurred fees of $21,066 for services performed by one of its independent directors, Mark Brennan, primarily for executive search assistance.

17.	CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2010, the Company purchased services from two major vendors, Boart Longyear and NMC, which exceeded more than 10% of total purchases and amounted to $442,488 and $393,641, respectively. NMC is a related party as further discussed in Note 16.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

OVERVIEW

We are a minerals exploration and development company focused on the discovery and extraction of precious metals from mineral deposits in the Southwestern United States.

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 19,738 acres of placer mineral claims, including a 378 acre Permitted Mine Area (58-acre mill site and mill facility and 320-acre mine site). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. We also have a mineral lease covering, and the option to acquire, an additional 23,440 acres of placer mineral claims adjoining the current project area (the “DDB Claims”).

Current geologic modeling for the Columbus Project has outlined seven mineralized zones containing a total of 343.9 million tons of material in place with an average grade of 0.040 ounces per ton (“opt”) gold equivalent (“AuE”) (AuE (opt) = Au (opt) + 0.013 Ag (opt)) (based on $900/oz Au and $12/oz Ag). Current geologic modeling is based upon a full analysis of the technical data generated from our 2008 and 2009 drill programs and presents a refinement of the parameters previously used to delineate mineralized zones at the Columbus Project.

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California, that we call the “Red Mountain Project.”

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2010.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended June 30, 2010:

Grant of Options to the Chief Executive Officer and the Chief Financial Officer under the 2007 Stock Incentive Plan

Effective July 22, 2010, we granted to Douglas D.G. Birnie, CEO, and Robert D. McDougal, CFO, non-qualified stock options to acquire an aggregate of 800,000 shares of our common stock under the 2007 Stock Incentive Plan as follows:

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
150,000

The first date after the Grant Date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(c)

Options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.53 per share, vesting upon the Board of Directors determining, by resolution, that we have, from the Grant Date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

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
50,000

The first date after the Grant Date that the closing price for our common stock as quoted by the principal market or exchange on which such shares trade exceeds $1.00 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(c)

Options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.53 per share, vesting upon the Board of Directors determining, by resolution, that we have, from the Grant Date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

Pursuant to the option agreements between the Company and Mr. Birnie and Mr. McDougal with respect to the above grants, each of the options granted to Mr. Birnie and Mr. McDougal will automatically vest and become exercisable upon the occurrence of a change in control of the Company.

Grant of Options to Independent Directors Pursuant to the 2007 Stock Incentive Plan

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

Exercise of Options by Director

On October 27, 2010, we issued an aggregate of 500,000 shares of our common stock to Mr. Steele upon the exercise of options with an exercise price of $0.05 per share granted to Mr. Steele under our 2007 Stock Incentive Plan. The shares were issued to Mr. Steele pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

PLAN OF OPERATIONS

During the next 12 months, we intend to proceed with our exploration and development programs for the Columbus Project and the Red Mountain Project.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources/reserves, and (b) to determine the feasibility of mining and extracting precious metals from the project.

(a)

Mineral Resources/Reserves: Exploration and development work to date has identified three different host materials (clay, sand, brine) each of which could potentially contain commercial quantities of silver and gold mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. Minimal work has been done by the Company on the brine zone, however previous work has shown some potential for both silver and gold in the brine. The Company’s exploration efforts have focused on drilling both the sand and clay zones within the approximately 5,000 acre Columbus Project Area of Interest outlined by previous geochemical exploration work.

The 2008 and 2009 drilling program identified some 343 million tons of mineralized sand and/or clay material, grading 0.040 opt gold equivalent from the surface to 100 feet depth. (AuE opt = Au opt + 0.013 Ag opt)(based on $900/oz Au and $12/oz Ag). The boundaries of these mineralized zones were identified at a wide drill hole spacing (about ¼ mile X ½ mile). The 2010 drill program was designed to both infill drill and to extend these previously drilled mineralized zones. All drill programs have been conducted by independent and qualified third parties under strict Chain-of-Custody, Quality Assurance and Quality Control standards. Samples will continue to be assayed using caustic fusion and metal extraction methods.

The first phase of the 2010 drill program consisted of 147 holes drilled to a depth of 40 feet (permitted mining depth) within the permitted 320-acre mine site area. The goal of this drilling is to further define the mineralogy and grades within these mineralized clays. The second phase of the 2010 drill program consisted of 28 holes to a depth of 200 feet within the clay and sand zones located in the northwest sector of the property. These holes are designed to both infill and extend the mineral resources in this area. The 2010 drill program was completed in October 2010, ahead of schedule and under budget. Results will be reported as received.

(b)

Feasibility Study: The Company currently has a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378 acre site (320 acre mine site and 58 acre mill site) at a mine rate of up to 792,000 tons per year. During the period 2008-2010 the Company has developed a dredge mine, constructed a Pilot Plant and began operations to develop and prove the extractive metallurgy for the Columbus project. To date the pilot facility has focused on the extraction of precious metals from the clays found within the permitted mine area. These clays contain a significant amount of organic material which has limited the gold and silver extraction in the CIP thiosulphate circuit. As an example, 0.011 opt gold and 0.037 opt silver was extracted as metal from 58.58 tons of low grade (0.02 opt Au, 0.39 opt Ag) head ore that was processed through the plant. This represented an average recovery of 51% for Au and 9.5% for Ag. During this initial test, no effort was made to optimize either head grade or extraction rates.

Since the first test runs, activities have focused on maximizing gold and silver extraction rates and minimizing processing costs. Maximizing gold and silver extraction involves the optimization of five primary variables of the process flow sheet: percentage of solids in the slurry, thiosulphate concentration, leach time, oxidation method and carbon loading. Process testing has substantially determined the first three variables and is now focused on oxidation and carbon loading. It is here where solving the current organic issue will allow final optimization of the oxidation and carbon loading circuit. When this work is completed, we expect to engage independent engineers to operate the pilot plant to confirm results and to complete the feasibility study.

If the operation of the pilot plant proves, to our satisfaction, that the Columbus Project is economically viable, we may seek to expand the production process and/or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation.

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

We anticipate spending approximately $3,370,000 on our exploration and development program and $255,000 on our capital expenditures for the Columbus Project from October 1, 2010 until September 30, 2011.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $440,000 for Drilling and Sampling at Red Mountain for the twelve months ending September 30, 2011; however, this program is contingent on certain milestones being achieved at our lead project, the Columbus Project. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the period from October 1, 2010 until September 30, 2011:

Columbus Project
Property Payments	$100,000
Drilling Program and Mineralization Estimates	1,545,000
Pilot Plant / Project Feasibility	1,725,000
Total for Columbus Project	$3,370,000
Red Mountain Project
Property Acquisition and Maintenance Costs	$80,000
Sampling Exploration Program	360,000
Total for Red Mountain Project	$440,000
General and Administration
Total for General and Administration	$1,850,000
Total Expected Expenses	$5,660,000
Total Expected Capital Expenditures	$255,000
Total Expected Cash Expenditures	$5,915,000

As of September 30, 2010, we had cash in the amount of $3,166,543 and a working capital surplus of $3,751,323. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from October 1, 2010 to September 30, 2011. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until June 30, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating Expenses	(2,108,640)	(1,622,470)	30.0%	(5,000,348)	(3,667,520)	36.3%
Other Income (Expense)	9,076	1,984	357.5%	23,495	11,918	97.1%
Income Tax Benefit	564,611	557,197	1.3%	1,343,760	1,265,857	6.2%
Net Loss	$(1,534,953)	$(1,063,289)	44.4%	$(3,633,093)	$(2,389,745)	52.0%

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

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Mineral exploration and evaluation expenses	$1,077,039	$1,167,184	(7.7)%	$1,887,936	$2,432,731	(22.4)%
Mineral exploration and evaluation expenses related party	136,827	126,780	7.9%	423,641	375,971	12.7%
General and administrative	698,765	302,605	130.9%	2,252,184	781,181	188.3%
General and administrative – related party	-	-	n/a	21,066	-	100.0%
Depreciation	181,009	10,901	1560.5%	370,521	32,637	1035.3%
Mineral and property holding costs	15,000	15,000	n/a	45,000	45,000	n/a
Total Expenses	$2,108,640	$1,622,470	30.0%	$5,000,348	$3,667,520	36.3%

Operating expenses for our third fiscal quarter ended September 30, 2010 increased as compared to our third fiscal quarter ended September 30, 2009. General and administrative expenses increased during this period primarily due to the recognition of stock based vesting expenses as well as increases in legal, accounting and consulting expenses. In addition, depreciation of the property, plant, and equipment commenced this period.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals Corp. for exploration work conducted on the Columbus and Red Mountain Projects; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties. Nanominerals is our largest shareholder, owning approximately 32.8% of our outstanding common stock.

During the fiscal quarter ended September 30, 2010, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $31,827 in respect to reimbursable expenses paid for by Nanominerals. At September 30, 2010, we were indebted to Nanominerals in the amount of $43,052 for unpaid fees and reimbursable expenses.

During the nine months ended September 30, 2010, we made $30,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of a company controlled by Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar (a former member of our Board of Directors and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $30,000 in rental payments made to the DDB Syndicate consisted of $3,719 paid to each member of the DDB Syndicate, including $250 paid to a company controlled by Mr. Birnie for the reimbursement of legal and government filing fees related to the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President and Chief Executive Officer and a member of our Board of Directors) in the amount of $ 11,461, payable to a company controlled by Mr. Birnie.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2010	At December 31, 2009	Increase / (Decrease)
Current Assets	$4,235,318	$3,741,299	13.2%
Current Liabilities	(483,995)	(272,843)	77.4%
Working Capital	$3,751,323	$3,468,456	8.2%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows used in Operating Activities	$(3,582,111)	$(2,933,555)
Cash Flows used in Investing Activities	(1,694,368)	(224,342)
Cash Flows from Financing Activities	4,792,007	1,184,538
Net Change in Cash During Period	$(484,472)	$(1,973,359)

At September 30, 2010 we had a working capital surplus of $3,751,323 as compared with a working capital surplus of $3,468,456 at December 31, 2009. The increase in our working capital surplus is primarily attributable to the $4,965,750 in proceeds that were received in January 2010 from the sale of 11,035,000 units.

Financing Requirements

We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from October 1, 2010 until September 30, 2011. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until June 30, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

In January 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit in separate private placement offerings made to US accredited and foreign investors (the “2010 US Offering” and the “2010 Foreign Offering” respectively) for total proceeds of $4,965,750. Each Unit offered was comprised of one share of our common stock and one-half of one share purchase warrant, with each full share purchase warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.75 per share, expiring June 30, 2013. After June 30, 2010 we have the right to accelerate the expiration date of the warrants if:

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

On October 27, 2010, we issued an aggregate of 500,000 shares of our common stock to Michael A. Steele, a member of our board of directors, upon the exercise of options with an exercise price of $0.05 per share. The options were granted to Mr. Steele under our 2007 Stock Incentive Plan. The shares were issued to Mr. Steele pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the period ended September 30, 2010 included in this Quarterly Report on Form 10-Q.

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

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project, uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates are reflected in the statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at September 30, 2010 and December 31, 2009. We are in the exploration stage and are unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 14 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2010, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, have concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,915,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending September 30, 2011. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until June 30, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

Our ability to obtain future financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to scale back our exploration and development programs

If we complete additional financings through the sale of our common stock, our existing stockholders will experience dilution.

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

On October 27, 2010, we issued an aggregate of 500,000 shares of our common stock to Michael A. Steele, a member of our board of directors, upon the exercise of options with an exercise price of $0.05 per share. The options were granted to Mr. Steele under our 2007 Stock Option Plan in March 2007. The shares were issued to Mr. Steele pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)

Exhibit
Number	Description of Exhibit
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie. (14)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal. (14)
10.14	Non-Qualified Stock Option Agreement for Michael A. Steele. (14)
10.15	Non-Qualified Stock Option Agreement for Mark H. Brennan. (14)
14.1	Code of Ethics. (10)
21.1	List of Subsidiaries.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	November 22, 2010	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	November 22, 2010	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)