Form 10-K
period 2010-12-31
IRELAND INC.
filed 2011-03-30
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
[X]   Yes     [__]   No

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
[__]   Yes     [X]   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,960,899 as of June 30, 2010, based on an average of the closing bid of $0.36 and the closing ask of $0.53 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2011, the Registrant had 122,434,442 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

Current geologic modeling for the Columbus Project has outlined seven mineralized zones containing a total of 343.9 million tons of material in place with an average grade of 0.040 ounces per ton (“opt”) gold equivalent (“AuE”) (AuE opt = Au opt + 0.013 Ag opt) (based on $900/oz Au and $12/oz Ag). Current geologic modeling is based upon a full analysis of the technical data generated from our 2008 and 2009 drill programs and presents a refinement of the parameters previously used to delineate mineralized zones at the Columbus Project.

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California, that we call the “Red Mountain Project.”

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2010:

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

Resignation of Director

On December 7, 2010, we received notice of Michael A. Steele’s intention to resign from our Board of Directors and Audit Committee effective December 31, 2010. Mr. Steele stated that his current business endeavours and demanding travel schedule did not allow him to give the time and attention necessary to be an effective participant as a member of our Board of Directors and Audit Committee. To the knowledge of our executive officers and remaining directors, there were no disagreements between Mr. Steele and us relating to our operations, policies, practices or otherwise.

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

If we enter into the development or production stages of any mineral deposits found on our mineral properties, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any mineral deposit development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;
-	Dust generation will have to be minimal or otherwise remediated;
-	Dumping of material on the surface will have to be recontoured and revegetated;
-	An assessment that all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;
-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and,
-	There will have to be a report of the potential impact of the work on the local fauna and flora.

Employees

As of the date of this Annual Report, other than our officers and directors, we have 12 full-time employees and 1 part-time employee.

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

We have begun testing and optimizing the onsite pilot production module at the Columbus Project. This pilot production module is part of our pre-feasibility study for the Columbus Project and is designed to evaluate the commercial viability of the Columbus Project. There is no assurance that the results of our pre-feasibility program will result in a decision to enter into commercial production.

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

We expect to spend approximately $4,320,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending December 31, 2011. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until June 30, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

Our shares constitute a penny stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are expected to remain classified as a penny stock for the foreseeable future. Classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-2 through 15g-9 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

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

ITEM 2. PROPERTIES.

We currently lease office space located at Suite 100, 2441 W. Horizon Ridge Parkway, Henderson, NV 89052 at a rate of $5,975 per month. The lease terms expired on August 31, 2008, and we continue to rent the existing space on a month-to-month basis.

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

Figure 1: Location of Columbus Project

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS AND THE DDB CLAIMS

The CSM Claims are wholly owned by Columbus S.M., LLC (“CSM”). CSM is a wholly owned subsidiary of Columbus Minerals Inc., which is a wholly owned subsidiary of Ireland Inc. The DDB Claims are wholly owned by a mining syndicate known as the DDB Syndicate. Lawrence E. Chizmar, Jr., a former member of our Board of Directors (and a former director of Columbus Brine Inc. (“CBI”), the former owner of CSM and the CSM claims) and a limited liability company controlled by Douglas D.G. Birnie, our President and Chief Executive Officer, and a member of our Board of Directors, are each the owners of a 1/8 interest in the DDB Syndicate. The remaining members of the DDB Syndicate are made up of the former officers and directors of CBI, the brother of a former officer and director of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”). Nanominerals is a significant shareholder in our Company. Mr. Birnie also owns a 3.5% interest in Nanominerals. The DDB Claims were located by the DDB Syndicate in February 2007, prior to Mr. Birnie’s, Nanominerals’ or Mr. Chizmar’s involvement with our Company. Mr. Birnie also acquired his interest in Nanominerals prior to his involvement with our Company.

Figure 2: Location of the CSM Claims and the DDB Claims

We acquired our interest in the CSM Claims and the DDB Claims from Nanominerals pursuant to an assignment by Nanominerals of its rights to both the Columbus Project and the Red Mountain Project under the terms of two letter agreements (the “Columbus Letter Agreement” and the “Red Mountain Letter Agreement,” respectively). By December 2007, under the terms of the Columbus Letter Agreement, we had earned a 15% operating interest in the Columbus Project.

In February 2008, we increased our ownership of the Columbus Project to 100% by merging CBI with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition, Inc. Subsequent to the completion of the merger, CBI Acquisition, Inc.’s name was changed to Columbus Minerals Inc. To complete the merger, we issued to the former stockholders of CBI an aggregate of 10,440,087 shares of our common stock and share purchase warrants to acquire an additional 5,220,059 shares of our common stock. The warrants issued are exercisable at a price of $2.39 per share and expire on February 19, 2013. After August 19, 2010, if our common stock trades at an average price of 150% of the exercise price of the warrants over a period of 20 consecutive trading days, then we may accelerate the expiration date to a date that is 30 days after the date that we send notice of our intention to exercise the acceleration right. The warrants issued to the former stockholders of CBI provide the holder with a cashless exercise right. In addition, we agreed to honor the terms of an option previously granted by CBI to one of its former stockholders, and to extend that option to June 29, 2010. As a result, this person had an option to purchase 79,719 shares of our common stock at a price of $1.36 per share on or before June 29, 2010. None of these options were exercised before they expired.

After completing the acquisition of CBI, we acquired CBI’s rights under the terms of a mining lease that CBI entered into with the DDB Syndicate in November 2007 (the “DDB Agreement”). The DDB Agreement provides us with a five year lease on the DDB Claims, ending on November 29, 2012, with an option to purchase the DDB Claims at anytime during the lease period. To date, we have paid the DDB Syndicate $190,000 under the terms of the DDB Agreement, and we must pay the DDB Syndicate a rental payment of $30,000, payable on June 30, 2011 in order to maintain our lease rights. Under the option rights provided under the DDB Agreement, we may purchase the DDB Claims at any time by either:

(a)	paying the DDB Syndicate the purchase price of $400,000 (with all previously made rental payments credited against such purchase price); or

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

GEOLOGY

The Columbus Project covers a flat enclosed basin with a surface composed of salt deposits and is primarily devoid of vegetation. Older sediments, which host the silver deposits of Candelaria, underlie several sequences of volcanic rocks, with the youngest being the 15Ma Gilbert Andesite. The region has undergone older thrust faulting, which hosts the Candelaria deposits, and later extensional faulting as a result of movement along the Walker Lane. The Columbus Basin is one of several structural basins in the region caused by right lateral movement along the Walker Lane and the subsequent clockwise rotation and oblique extensional down dropping of the blocks within this structural domain.

EXPLORATION AND DEVELOPMENT ACTIVITIES CONDUCTED ON THE COLUMBUS PROJECT TO DATE

Surface Sampling Program and Initial Metallurgical Work

Near surface basin sediment samples were taken in late 2006 and early 2007 and analyzed by Arrakis Inc. (“Arrakis”), an independent engineering lab based in Denver, Colorado. 64 surface samples, four shallow boring samples, and a bulk sample were taken and analyzed using a four acid total digestion and atomic absorption analysis. Samples were analyzed for Au, Ag, Cu, and Fe. This work led to the discovery of a 5,000 acre surface gold anomaly in the northwestern part of the basin. This gold anomaly is the primary focus of current exploration and development work. The Permitted Mine Area (320 acres) is situated in the north end of this zone.

Drilling Program

Figure 3: Map of 2008 and 2009 Drill Hole Locations

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

Encouraging results warranted a second drill program, managed by independent consultants McEwen Geological LLC (“McEwen”), which took place in Q2-Q3 2008, consisting of 39 widely spaced holes and a total of just less than 10,000 feet using sonic drilling technology. 25 holes were drilled in the ‘A’ program, 14 holes in the ‘B’ program. For this program, holes were drilled to a maximum depth of 400’. The sonic drilling resulted in continuous sample material, therefore providing an improved representation of each drill interval. Samples were sent to Arrakis and AuRic Metallurgical Laboratories (“AuRic”) for analysis under chain of custody protocols.

A follow up drilling program was initiated in Q2 of 2009 to delineate mineralized zones and further define the extent of gold and silver mineralization potential in the project area. 58 holes, for a total of 15,270 feet, were drilled as a follow up to the ~10,000 feet drilled in 2008. Sample intervals were changed from 10’ to 20’ because of the homogeneity of the sample material. Again, the drill material was stored in polyethylene bags in the onsite core facility. Samples were submitted to AuRic for caustic fusion analysis under chain of custody protocols. In addition, 211 clay samples were taken at various depths for density determinations.

Our most recent drilling program commenced in Q3 of 2010. The activity was focused in 2 areas: (a) the existing production permitted area; and (b) a five acre area in the northwest area of the Columbus Basin in the area previously identified as Zone S North. The Zone S North area is primarily comprised of sand material. The drilling in the production permitted area consisted of 147 holes drilled to a depth of 40 feet with 10 foot sample composites. The drilling in Zone S North consisted of 28 holes drilled to a depth of 200 feet with 20 foot composite samples.

The drilling was completed in Q3 of 2010, under budget and ahead of schedule. The samples are currently being analyzed by independent laboratories under strict chain of custody standards. We will report results when they are delivered to the company.

The purpose of our drill programs is to determine the grade and tonnage consistency in the area we identified as our area of interest.

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

Figure 4: Identified Mineralized Zones

______________________________________________________

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

Thiosulphate leaching is a relatively new, environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Again, independent work has shown that thiosulphate leaching, followed by resin or carbon extraction, has been very effective in bench and pilot scale tests for the extraction of gold and silver, as “metalin-hand”, at the Columbus Project. Aqua regia and cyanide leaching tests proved ineffective and resulted in extremely low gold and silver extraction. It is the thiosulphate leach system that is currently being tested onsite to determine the feasibility of leaching both the clay and sand deposits.

As mentioned previously, the entombment of the precious metals in the organic carbon and clays at the Columbus Project can cause problems of detection by many methods of analysis. In January 2010, the Nevada Bureau of Mines and Geology (NBMG) reported they found no economically significant amounts of gold and silver in five surface samples from the Columbus Salt Marsh using a variety of assay methods. These results are consistent with the values initially found by our independent consultants using similar methods. However, further research and testing led to the development of a caustic fusion protocol, a thiosulphate leach process and, more recently, a standard fire assay method on gravity concentrates that has extracted economically significant values of gold and silver as “metal-in-hand,” from samples where conventional fire assay, aqua regia leach and cyanide leach of head ore extracted very low values.

The best assay of any geological sample is by quantifying the extracted metal. That is why we and our consultants rely only on extracted gold and silver as “metal-in-hand” for reporting assay results. Both the caustic fusion and the thiosulphate leach provide “metal-in-hand” and, together with the quality assurances and quality controls of the drill program, we and our consultants are confident of the results that we have reported from head ore samples.

Pilot and Bench Scale Leach Test Results

In the first quarter of 2009, AuRic conducted a pilot scale leach test on 1,738 pounds of clay material extracted from our Permitted Mine Area by Arrakis under chain of custody protocols. No mineral processing operations, such as screening, crushing, grinding, concentrating or drying were performed on the sample prior to leaching. The material was analyzed using a caustic fusion technique and reported head grades of 0.055 ounces per ton (opt) gold (Au) and 0.520 opt silver (Ag). The material was then leached, resulting in the extraction of 0.047 opt Au and 0.464 opt Ag into solution. The precious metals were subsequently collected on resins and processed to produce Au and Ag bullion, for a net extraction of 0.038 opt Au and 0.385 opt Ag. This represents leach extraction of 86.2% of Au into solution and 69.1% of Au recovered as metal. This also represents leach extraction of 89.2% of Ag into solution and 74% of Ag recovered as metal. The overall extraction was 0.043 opt AuE. Upon completion of the test, the precious metal beads were delivered to us.

In the second quarter of 2009, AuRic conducted bench scale leach tests on composite drill samples (of clay material) taken from Zone B Central by McEwen. The tested materials were composited from previously submitted and analyzed drill samples taken during our 2008 drilling program. The results of these bench scale leach tests were consistent with the results obtained from the bulk leach test conducted on the clay material extracted from the Permitted Mine Area in the first quarter of 2009.

In the third quarter of 2009, AuRic conducted additional bench scale leach tests and a pilot scale leach test on clay samples taken from Zone B Central by McEwen. The bulk materials for the pilot scale test assayed 0.070 opt Au and 0.302 opt Ag, or 0.074 opt AuE. The pilot scale leach test on this clay material extracted 0.066 opt Au and 0.181 opt Ag, or 0.068 opt AuE. The extracted precious metals were then collected on activated carbon and processed to produce Au and Ag bullion for a net extraction of 0.060 opt Au and 0.168 opt Ag, or 0.062 opt AuE. This represents leach extraction of 92.4% of AuE into solution and 84.1% of AuE as metal in hand.

All bench scale leach tests were conducted on composite samples taken from the Permitted Mine Area or the 2008 and 2009 drill programs. AuRic created 5.5 pound composites for each of the mineralized intervals tested. The composites were then assayed using a caustic fusion technique, and then leached. The leach results indicate that the mineralogy of the clays from the Permitted Mine Area and Zone B Central are similar to each other.

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

Pilot Plant Installation and Surface Dredge Operations

Our pilot production plant was installed in the Permitted Mine Area by Arrakis in October 2008. The precious metals leach extraction circuit was added during the first quarter of 2010 to the onsite pilot plant and has undergone several months of leach testing on clay material mined by dredge from the permitted mine site. The pilot production process consists of a pilot scale production and processing circuit that we are using to test the commercial viability of mining and extracting precious metals from the Columbus Project. We currently have a production permit from Nevada Division of Environmental Protection that allows us to produce calcium carbonate and extract precious metals at the Permitted Mine Area at a rate of up to 792,000 tons per year.

__________________________
1 Bench Scale Tests are too small to be recovered as metal with resins or activated carbon.

Figure 5:

We are currently using a low cost surface dredge mining method at the Permitted Mine Area. The clays are mined by dredge and handled as a slurry throughout the production process. Once the clays have been slurried, we use thiosulfate leaching and carbon-in-pulp for extraction of the precious metals. This mining process has, to date, proven to be very successful and is our preferred method of mining the clays as the cost per ton is low. The leach extraction method uses thiosulphate to recover the precious metals from the mined clay material. In March 2010, we completed the installation of the leach circuit. The metallurgical data generated from operating the leach plant will be used to determine the feasibility of this process on both the clay and sand material.

We announced in May 2010 that the pilot plant was operational as a thiosulphate leach carbon-in-pulp circuit. We also reported that the primary goal of the initial test runs was to demonstrate that the pilot plant facility could extract gold and silver from continuous runs of large tonnages of mineralized clays. This was achieved with the extraction of 0.011 opt gold and 0.037 opt silver from an estimated 58.58 tons of low grade (0.02 opt Au, 0.39 opt Ag) head ore. This represents a weighted average recovery rate of 51% for gold and 9.5% for silver.

To date we have completed 50 onsite bench and bulk sample tests. As of yet we have not been able to exceed the above mentioned 0.011 opt gold and 0.037 opt silver recovery from the clay material, even on higher grade head material. We have discovered that the clays from the dredge pit contain large quantities of organics which severely interfere with both leaching and extraction of the precious metals. We have tested a variety of different methods designed to either reduce or eliminate the organic problems, but have been unsuccessful to date. Although testing of the clay continues, we have recently decided to focus our efforts on the sand materials, located on the west side of the basin, where organics are minimal and previous testing has yielded positive results. Work is currently underway in this regard.

The 2010 drilling program was managed by McEwen, under chain-of-custody, and focused on testing both the clays in the permitted mine area and the sands in the north western part of the basin. The drill samples are being assayed by AuRic using the standard caustic fusion method developed for the Columbus clays and sands. As well, metal extraction tests are being conducted on sand samples, both from drill hole composites and surface samples, in order to further validate the potential commercial viability of the sands. Results will be reported when available.

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

THE RED MOUNTAIN PROJECT

The Red Mountain Project is a potential gold, silver and tungsten project that consists of 60 mineral claims covering approximately 7,500 acres, all located in San Bernardino County and Kern County, California. Title to these mineral claims is currently recorded in the names of a number of individuals who, together, make up a mining syndicate known as Red Mountain Mining (“RMM”). We have been notified that some of the claims making up the Red Mountain Project may conflict with other existing mineral claims and other property rights covering the location of the project. We intend to work with RMM in order to resolve these issues.

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

As of December 31, 2010, the date of our most recently available financial statements, we had spent $819,499 on the Red Mountain Project, meaning that, as of December 31, 2010, we owned a 41% interest in the project. We are currently negotiating to extend our option rights on the Red Mountain Project for an additional five years to December 31, 2016.

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

Figure 6: Location of the Red Mountain Project

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

CURRENT EXPLORATION

Our exploration and development program for the Red Mountain Project currently consists of a drilling and sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $75,000 for the Red Mountain Project for the 12 months ended December 31, 2011. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations of our common stock are entered on the OTC Bulletin Board under the symbol “IRLD.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	2010		2009
	High	Low	High	Low
First quarter ended March 31	$1.15	$0.45	$0.71	$0.21
Second quarter ended June 30	$0.955	$0.25	$0.69	$0.41
Third quarter ended September 30	$0.55	$0.32	$0.55	$0.30
Fourth quarter ended December 31	$0.55	$0.25	$0.51	$0.32

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 29, 2011, there were 168 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal year ended December 31, 2010.

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

The first phase of the 2010 drill program consisted of 147 holes drilled to a depth of 40 feet (permitted production mining depth) within the permitted 320-acre mine site area. The goal of this drilling is to further define the mineralogy and grades within these mineralized clays. The second phase of the 2010 drill program consisted of 28 holes to a depth of 200 feet within the clay and sand zones located in the northwest sector of the property. These holes are designed to both infill and extend the mineral resources in this area. The 2010 drill program was completed in October 2010, ahead of schedule and under budget. Results will be reported as received.

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

To date we have completed 50 onsite bench and bulk sample tests. As of yet we have not been able to exceed the above mentioned 0.011 opt gold and 0.037 opt silver recovery from the clay material, even on higher grade head material. We have discovered that the clays from the dredge pit contain large quantities of organics which severely interfere with both leaching and extraction of the precious metals. We have tested a variety of different methods designed to either reduce or eliminate the organic problems, but have been unsuccessful to date. Although testing of the clay continues, we have recently decided to focus our efforts on the sand materials, located on the west side of the basin, where organics are minimal and previous testing has yielded positive results. Work is currently underway in this regard.

If the operation of the pilot plant proves, to our satisfaction, that the Columbus Project is economically viable, we may seek to expand the production permitted area, production process and/or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation.

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

We anticipate spending approximately $1,950,000 on our exploration and development program and $500,000 on our capital expenditures for the Columbus Project from January 1, 2011 until December 31, 2011.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $75,000 for property payments and maintenance costs for the Red Mountain Project for the year ending December 31, 2011. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the period from January 1, 2011 until December 31, 2011:

Columbus Project
• Property Payments	$100,000
• Drilling Program and Mineralization Estimates	425,000
• Pilot Plant / Project Feasibility	1,425,000
Total for Columbus Project	$1,950,000
Red Mountain Project
• Property Acquisition and Maintenance Costs	$75,000
• Sampling Exploration Program	0
Total for Red Mountain Project	$75,000
General and Administration
Total for General and Administration	$1,795,000
Total Expected Expenses	$3,820,000
Total Expected Capital Expenditures	$500,000
Total Expected Cash Expenditures	$4,320,000

As of December 31, 2010, we had cash in the amount of $1,602,179 and a working capital surplus of $2,541,774. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from January 1, 2011 until December 31, 2011. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until June 30, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31,
			Percentage
			Increase /
	2010	2009	(Decrease)
Revenue	$-	$-	n/a
Operating expenses	(6,689,101)	(4,962,226)	34.8%
Interest income	35,830	17,763	101.7%
Interest expense	(3,728)	(2,255)	65.3%
Income tax benefit	1,965,945	1,698,066	15.8%
Net loss	$(4,691,054)	$(3,248,652)	44.4%

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

Expenses

The major components of our expenses for the years ended December 31, 2010 and 2009 are outlined in the table below:

	Year Ended December 31,
			Percentage
	2010	2009	Increase / (Decrease)
Mineral exploration and evaluation expenses	$2,592,912	$3,158,132	(17.9)%
Mineral exploration and evaluation expenses – related party	535,974	520,831	2.9%
General and administrative	2,925,358	1,177,632	148.4%
General and administrative – related party	21,066	-	100.0%
Depreciation	553,791	45,631	1113.6%
Mineral and property holding costs	60,000	60,000	0.0%
Total operating expenses	$6,689,101	$4,962,226	34.8%

Our operating expenses for the year ended December 31, 2010 increased as compared with our December 31, 2009 fiscal year. The increase in operating expenses was due to increases in general and administrative expenses and depreciation. This increase was offset by a decrease in mineral exploration and evaluation activities.

The item “Mineral exploration and evaluation expenses – related party” represents (a) amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects; and (b) amounts paid in respect of the DDB Claims to the DDB Syndicate, an entity owned by related parties.

During our 2010 fiscal year, we incurred fees payable to Nanominerals of $420,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $115,974 in respect to reimbursable expenses paid for by Nanominerals. At December 31, 2010, we were indebted to Nanominerals in the amount of $43,657 for unpaid fees and reimbursable expenses.

During our 2010 fiscal year, we made $30,000 in rental payments to the DDB Syndicate under the terms of our lease agreement for the DDB Claims. The DDB Syndicate is a mining syndicate made up of a limited liability company controlled by Douglas D.G. Birnie (our President, Chief Executive Officer and a member of our Board of Directors), Lawrence E. Chizmar, Jr., a former member of our Board of Directors (and a former director of CBI), three former officers, directors and affiliates of CBI, and three companies affiliated with Nanominerals. The $30,000 in rental payments made to the DDB Syndicate consisted of $3719 paid to each member of the DDB Syndicate, plus an additional $250 paid to a company controlled by Mr. Birnie for the reimbursement of expenses related to exploration work done on the DDB Claims.

We also had an outstanding balance for accrued compensation due to Douglas D.G. Birnie (our President, Chief Executive Officer and a member of our Board of Directors) in the amount of $9,375, payable to a company controlled by Mr. Birnie.

During 2010, we incurred fees of $21,066 for services performed by Mark Brennan, one of our independent directors, primarily for executive search assistance.

The change in general and administrative expenses from 2010 to 2009 is primarily attributable to the expensing of consultant’s and director’s stock based vesting and grants. In addition, the depreciation of the site acquisition costs and capital expenditures began, totaling $553,791 for the year versus $45,631 in 2009.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At December 31,
			Percentage
	2010	2009	Increase / (Decrease)
Current assets	$2,768,882	$3,741,299	(26.0)%
Current liabilities	(227,138)	(272,843)	(16.8)%
Working capital surplus	$2,541,774	$3,468,456	(26.7)%

Cash Flows
	Year Ended December 31,
	2010	2009
Cash flows used in operating activities	$(5,113,797)	$(4,611,805)
Cash flows used in investing activities	(1,752,046)	(430,572)
Cash flows from financing activities	4,817,007	6,127,569
Net change in cash during period	$(2,048,836)	$1,085,192

At December 31, 2010 we had a working capital surplus of $2,541,774 as compared with a working capital surplus of $3,468,456 at December 31, 2009. The decrease in our working capital surplus is primarily attributable to decreases in cash from operating expenses, and purchases of property and equipment.

Financing Requirements

We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from January 1, 2011 until December 31, 2011. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until June 30, 2011. Thereafter, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

During our fiscal year ended December 31, 2010, we sold an aggregate of 11,035,000 Units at a price of $0.45 per Unit in separate private placement offerings made to accredited and foreign investors (the “2010 US Offering” and the “2010 Foreign Offering” respectively) for total proceeds of $4,965,750. Each Unit offered was comprised of one share of our common stock and one-half of one share purchase warrant, with each full share purchase warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.75 per share, expiring June 30, 2013. We will have the right to accelerate the expiration date of the warrants if:

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

On October 27, 2010, we issued an aggregate of 500,000 shares of our common stock to Michael A. Steele, a former member of our board of directors, upon the exercise of options with an exercise price of $0.05 per share. The options were granted to Mr. Steele under our 2007 Stock Incentive Plan. The shares were issued to Mr. Steele pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2010 included in this Annual Report on Form 10-K.

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

Accruals for reclamation and environmental matters totaled $275,338 at December 31, 2010 and December 31, 2009. We are in the exploration stage and are unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 15 of the financial statements included with this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2010, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2010 and 2009;

3.	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and the period on February 20, 2001 (date of inception) to December 31, 2010;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2010; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period on February 20, 2001 (date of inception) to December 31, 2010;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland Inc.

We have audited the accompanying consolidated balance sheets of Ireland Inc. (An Exploration Stage Company) (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, including inception cumulative data prospectively from February 20, 2001, stockholders’ equity, and cash flows for each of the years in the two-year period ended, and from inception to December 31, 2010. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations, including inception cumulative data, and its cash flows for each of the years in the two-year period ended, and from inception to, December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

March 30, 2011
Bakersfield, California

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

Current assets
Cash	$1,602,179	$3,651,015
Short-term investments	878,608	-
Other receivables	30,000	-
Prepaid expenses	258,095	90,284

Total current assets	2,768,882	3,741,299

Property and equipment, net	4,081,820	3,763,118
Mineral properties	31,948,053	31,948,053
Reclamation bonds	908,368	908,368
Deposits	22,200	22,200

Total non-current assets	36,960,441	36,641,739

Total assets	$39,729,323	$40,383,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$90,783	$133,541
Accounts payable - related party	67,190	101,213
Accrued payroll and related taxes	45,875	14,799
Due to related party	23,290	23,290

Total current liabilities	227,138	272,843

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred income taxes	5,402,258	7,368,534

Total long-term liabilities	5,677,596	7,643,872

Total liabilities	5,904,734	7,916,715

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 122,434,442 and 110,899,442 shares, respectively, issued and outstanding	122,434	110,899
Additional paid-in capital	48,299,851	42,099,452
Common stock subscribed	-	162,000
Accumulated other comprehensive loss	(614)	-
Accumulated deficit during exploration stage	(14,597,082)	(9,906,028)

Total stockholders' equity	33,824,589	32,466,323

Total liabilities and stockholders' equity	$39,729,323	$40,383,038

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,592,912	3,158,132	9,327,154
Mineral exploration and evaluation expenses - related party	535,974	520,831	2,583,119
General and administrative	2,925,358	1,177,632	6,437,974
General and administrative - related party	21,066	-	21,066
Depreciation	553,791	45,631	619,781
Mineral and property holding costs	60,000	60,000	470,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	6,689,101	4,962,226	19,768,594

Loss from operations	(6,689,101)	(4,962,226)	(19,768,594)

Other income (expense)
Interest income	35,830	17,763	318,890
Interest expense	(3,728)	(2,255)	(5,983)

Total other income (expense)	32,102	15,508	312,907

Loss before income taxes	(6,656,999)	(4,946,718)	(19,455,687)

Income tax benefit	1,965,945	1,698,066	4,858,605

Net loss	$(4,691,054)	$(3,248,652)	$(14,597,082)

Loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding - basic and diluted	121,600,223	100,165,208

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity

Balance, February 20, 2001	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash, $0.001 per share	20,000,000	20,000	(15,000)	-	-	-	5,000

Issuance of common stock for cash, $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000

Issuance of common stock for cash, $0.025 per share	1,750,000	1,750	42,000	-	-	-	43,750

Net loss	-	-	-	-	-	(16,045)	(16,045)

Balance, December 31, 2001	29,750,000	29,750	39,000	-	-	(16,045)	52,705

Net loss	-	-	-	-	-	(49,313)	(49,313)

Balance, December 31, 2002	29,750,000	29,750	39,000	-	-	(65,358)	3,392

Net loss	-	-	-	-	-	(32,516)	(32,516)

Balance, December 31, 2003	29,750,000	29,750	39,000	-	-	(97,874)	(29,124)

Net loss	-	-	-	-	-	(51,000)	(51,000)

Balance, December 31, 2004	29,750,000	29,750	39,000	-	-	(148,874)	(80,124)

Issuance of common stock for cash, $0.025 per share	6,800,000	6,800	163,200	-	-	-	170,000

Net loss	-	-	-	-	-	(54,025)	(54,025)

Balance, December 31, 2005	36,550,000	36,550	202,200	-	-	(202,899)	35,851

Net loss	-	-	-			(95,279)	(95,279)

Balance, December 31, 2006	36,550,000	36,550	202,200	-	-	(298,178)	(59,428)

Issuance of common stock to Nanominerals Corp. for a deed of assignment to the option interests in the Columbus and the Red Mountain projects	30,000,000	30,000	195,000	-	-	-	225,000

Issuance of stock options for 3,820,000 shares of common stock to officers and consultants	-	-	91,441	-	-	-	91,441

Issuance of common stock for cash Reg. S - Private Placement, $0.65 per share, net of $106,925 commissions	8,188,000	8,188	5,207,088	-	-	-	5,215,276

Issuance of common stock for cash Reg. D - Private Placement, $0.65 per share, net of $136,728 commission	11,812,000	11,812	7,529,260	-	-	-	7,541,072

Amortization of stock options issued to employee over vesting period	-	-	9,876	-	-	-	9,876

Net loss	-	-	-	-	-	(2,243,271)	(2,243,271)

Balance, December 31, 2007	86,550,000	86,550	13,234,865	-	-	(2,541,449)	10,779,966

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity

Issuance of common stock for cash, $0.05 per share from exercise of options	20,000	20	980	-	-	-	1,000

Issuance of common stock in connection with the acquisition to the former shareholders of CBI, $1.92 per share	10,440,087	10,440	19,989,560	-	-	-	20,000,000

Fair value of share purchase warrants issued in connection with the acquisition of CBI	-	-	1,359,351	-	-	-	1,359,351

Amortization of stock options issued to employee and a director over vesting period	-	-	58,285	-	-	-	58,285

Effect of modification of stock options issued to a nonemployee former shareholder of CBI	-	-	19,935	-	-	-	19,935

Effect of stock option forfeiture	-	-	(21,012)	-	-	-	(21,012)

Effect of modification of stock options issued to officers, director, and consultant	-	-	1,417,485	-	-	-	1,417,485

Net loss, December 31, 2008	-	-	-	-	-	(4,115,927)	(4,115,927)

Balance, December 31, 2008	97,010,087	97,010	36,059,449	-	-	(6,657,376)	29,499,083

Amortization of stock options and warrants issued to a director, employee and consultants over vesting period	-	-	88,323	-	-	-	88,323

Issuance of stock options for 200,000 shares of common stock to a consultant	-	-	20,000	-	-	-	20,000

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $243,143 financing costs	8,561,111	8,561	3,600,796	-	-	-	3,609,357

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $61,498 financing costs	5,328,244	5,327	2,330,885	(63,000)	-	-	2,273,212

Common stock subscribed	-	-	-	225,000	-	-	225,000

Net loss, December 31, 2009	-	-	-	-	-	(3,248,652)	(3,248,652)

Balance, December 31, 2009	110,899,442	110,899	42,099,452	162,000	-	(9,906,028)	32,466,323

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity
Amortization of stock options and warrants issued to directors, officers and consultants over vesting periods	-	-	1,153,096	-	-	-	1,153,096

Issuance of stock options to directors and officers	-	-	79,831	-	-	-	79,831

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $6,399 financing costs	200,000	200	83,401	-	-	-	83,601

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $5,344 financing costs	10,835,000	10,835	4,859,571	(162,000)	-	-	4,708,406

Issuance of common stock for cash, $0.05 per share from exercise of options	500,000	500	24,500	-	-	-	25,000

Unrealized loss on short-term investments, net of $331 deferred tax	-	-	-	-	(614)	-	(614)

Net loss, December 31, 2010	-	-	-	-	-	(4,691,054)	(4,691,054)

Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$-	$(614)	$(14,597,082)	$33,824,589

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,691,054)	$(3,248,652)	$(14,597,082)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	553,791	45,631	619,781
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock based expenses	1,232,927	88,323	2,877,325

Changes in operating assets and liabilities:
Other receivables	(30,000)	27,394	(30,000)
Prepaid expenses	(167,811)	51,051	(408,170)
Other assets	-	-	(2,200)
Reclamation deposit	-	24,720	(897,108)
Mineral property acquisition costs	-	-	(1,022,663)
Accounts payable and accrued liabilities	(45,705)	97,794	100,246
Deferred income taxes	(1,965,945)	(1,698,066)	(4,858,605)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(5,113,797)	(4,611,805)	(17,914,138)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(872,493)	(430,572)	(3,552,553)
Purchase of short-term investments	(879,553)	-	(879,553)

Net cash used in investing activities	(1,752,046)	(430,572)	(4,432,106)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,990,750	6,250,210	24,480,710
Proceeds from option issuance	-	20,000	20,000
Stock issuance costs	(11,743)	(304,641)	(560,037)
Common stock subscribed	(162,000)	162,000	-
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	4,817,007	6,127,569	23,948,963

NET CHANGE IN CASH	(2,048,836)	1,085,192	1,602,719

CASH AT BEGINNING OF PERIOD	3,651,015	2,565,823	-

CASH AT END OF PERIOD	$1,602,179	$3,651,015	$1,602,719

SUPPLEMENTAL INFORMATION

Interest paid	$3,728	$2,255	$5,983

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – These financial statements and related notes are presented in accordance with United States generally accepted accounting principles (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”). The Company’s fiscal year-end is December 31.

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $14,597,696 as of December 31, 2010. This amount is comprised of net loss from operations of $14,597,082 and other comprehensive loss of $614. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Short-term investments – Short-term investments generally have a maturity of three months to five years at the date of purchase. Investments with maturities beyond one year are classified as short- term based on their highly liquid nature. Short-term investments classified as available-for-sale are recorded at fair value based on quoted market prices with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses are determined on a specific identification method and are recognized in the statement of operations.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2010, exploration progress is on target with the Company’s exploration and evaluation plan, and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Reclamation and remediation costs (asset retirement obligation) – The Company accrues costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. The Company records a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted, and the asset will be depreciated over the life of the related assets. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with ASC 450, Contingencies, or ASC 410-30-25, Asset Retirement and Environmental Obligations - Recognition. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

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

Accruals for reclamation and environmental matters totaled $275,338 at December 31, 2010 and December 31, 2009. The Company is in the exploration stage and is unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 15.

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

Earnings per share – The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share (“EPS”) for entities with publicly-held common shares and potential common stock issuances. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted EPS, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2010 and 2009 that were not included in the computation of diluted EPS, because the effect would be antidilutive, were 36,925,346 and 21,094,051, respectively.

Expenses of offering – Specific incremental costs that are directly attributable to a proposed or actual offering of securities are recorded as a direct charge against the gross proceeds of the offering.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income taxes – The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The fair value of market-based stock option grants is determined on their grant date through use of an option pricing model which uses a combination of Monte Carlo simulation and a Trinomial Lattice function. The requisite service period for market-based awards is derived from the model. Achievement of the market condition earlier than estimated can materially affect the amount of stock- based compensation recognized in the financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. As the update only pertains to disclosures, its adoption is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s short-term investments are classified as available for sale and consist of U.S. Treasury Notes which are publicly traded and valued. All investments are measured at fair value on a recurring basis based on quoted market prices. Therefore, all investments are considered to be within Level 1 of the fair value hierarchy. As of December 31, 2010, the Company’s investments were as follows:

		Unrealized	Unrealized
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Recorded
	Cost Basis	Income	Loss	Basis

Available for sale U.S. Treasury Notes	$879,553	$--	$(945)	$878,608

	$879,553	$--	$(945)	$878,608

All available for sale investments mature in July 2015. The Company did not have any investments as of December 31, 2009.

Subsequent to year end, the Bureau of Land Management (“BLM”) recognized receipt of $875,000 face value treasury security as replacement for $775,000 of cash collateral on one of the Company’s reclamation bonds. At that time, the short term investments were reclassified to restricted investments held for reclamation bonds. The Company anticipates using the remaining value of the treasury security for future collateral requirements.

3.	PREPAID EXPENSES

Prepaid expenses at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31,	December 31,
	2010	2009

Claims maintenance	$46,327	$34,166
Insurance policies	145,292	49,973
Retainers and services	52,645	2,000
Other	13,831	4,145

	$258,095	$90,284

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$20,854	$8,921
Computers and equipment	41,165	39,137
Land	30,000	30,000
Site improvements	2,934,409	99,631
Site equipment	1,151,578	231,035
Vehicles	23,595	23,595
Building	500,000	--
Construction in progress:
Building	--	500,000
Site improvements	--	2,325,198
Site equipment	--	571,591

	4,701,601	3,829,108
Less accumulated depreciation	619,781	65,990

	$4,081,820	$3,763,118

Construction in progress consisted of capital expenditures for construction of the Company’s pilot plant leach circuit. During the second quarter of 2010, the pilot plant began operating on a continuous basis and all of the construction in progress was placed in service.

Depreciation expense was $553,791 and $45,631 for the years ended December 31, 2010 and 2009, respectively.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ISSUANCES OF COMMON STOCK

For the year ended December 31, 2010, the Company issued common stock as follows:

a)

On October 27, 2010, the Company issued 500,000 shares of common stock from the exercise of stock options. The options were issued for directors compensation, had an exercise price of $0.05 per share and an expiration date of March 30, 2012.

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

c)

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

For the year ended December 31, 2009, the Company issued common stock as follows:

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ISSUANCES OF COMMON STOCK (continued)

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ISSUANCES OF COMMON STOCK (continued)

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

For the year ended December 31, 2008, the Company issued common stock as follows:

	a)	On January 28, 2008, the Company issued 20,000 shares of common stock from the exercise of stock options. The options had an exercise price of $0.05 per share and an expiration date of March 28, 2009.

b)

On February 20, 2008, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI in connection with the acquisition. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share of 5 years.

Warrants associated with the 2010, 2009 and 2008 equity issuances do not constitute a registration payment arrangement.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	COMMON STOCK ISSUANCES (continued)

During the year ended December 31, 2007, the Company issued common stock as follows:

a)

The Company completed four tranches of a US and foreign private placement offering. A total of 8,188,000 unites at a price of $0.65 per unit were issued under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions totaling $106,925 and the agent also received warrants to purchase 70,500 shares of its common stock. Also, the Company issued 11,812,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions totaling $136,728 and the agent also received warrants to purchase 90,150 shares of its common stock.

b)

On April 25, 2007, the Company affected a forward stock split on the basis of four new common shares for the cancellation of one old common share. Authorized capital was increased from 100,000,000 common shares, par value $0.001 each, to 400,000,000 common shares, par value $0.001 each. All authorized and issued shares have been retroactively adjusted.

c)

Pursuant to the Columbus and Red Mountain Projects option assignment agreement entered into on March 30, 2007, the Company issued 30,000,000 common shares to NMC and, in return, received a deed of assignment to the option interests in the Columbus Project and to the Red Mountain Project.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	PRIVATE PLACEMENT WARRANTS

A summary of investor warrant activity for the years ended December 31, 2010 and 2009 is as follows:

	Number of
	Shares	Exercise Price
Outstanding and exercisable, December 31, 2008	15,380,709	$ 0.75 – 2.39
Granted	7,217,648	0.75
Forfeited/expired	--	--
Outstanding and exercisable, December 31, 2009	22,598,357	$ 0.75 - 2.39

Outstanding and exercisable, December 31, 2009	22,598,357	$ 0.75 - 2.39
Granted	5,523,500	0.75
Forfeited/expired	--	--

Outstanding and exercisable, December 31, 2010	28,121,857	$ 0.75 - 2.39

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Share Based Compensation” in Note 9.

Amendment of Private Placement Warrants - On November 13, 2009, the Company made several amendments the 2009 US and Foreign Private Placement Offering warrants and the 2007 US and Foreign Private Placement Offering warrants.

The 2009 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013 and by amending the conditions under which the Company may exercise the expiration date acceleration rights by increasing the minimum volume weighted average trading price threshold from $3.00 per share for 20 consecutive trading days to $4.50 per share for 20 consecutive trading days; and by requiring that the average daily trading volume for the Company’s common stock during the 20 consecutive trading days referred to above be not less than 0.2% of the Company’s free float during such 20 consecutive trading days.

The 2007 US and Foreign Private Placement Offering warrants were amended to extend the expiration date from June 30, 2012 to June 30, 2013, reduce the exercise price from $1.00 per share to $0.75 per share and by amending the conditions under which the Company may exercise the expiration date acceleration rights by increasing the minimum volume weighted average trading price threshold from $3.50 per share for 20 consecutive trading days to $4.50 per share for 20 consecutive trading days; and by requiring that the average daily trading volume for the Company’s common stock during the 20 consecutive trading days referred to above be not less than 0.2% of the Company’s free float during such 20 consecutive trading days.

On June 17, 2009, the Company extended the expiration date for the outstanding warrants issued by the Company under its US and Foreign Private Placement Offerings completed in 2007 to June 30, 2012. No other changes were made with respect to the terms and conditions of the warrants.

The Company determined that the amendments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company. The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE BASED COMPENSATION

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

At December 31, 2010, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

	2010	2009

Dividend yield	--	--
Expected volatility	116 .8 - 118.7%	112.9 – 137.0%
Risk-free interest rate	1.69 – 3.33%	1.27 – 3.33%
Expected life (years)	2.75 – 8.0	3.0 – 6.5

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE BASED COMPENSATION (continued)

For grants awarded during 2010 and 2009 the expected volatility is based on the historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent contractual lives of the options.

During the year ended December 31, 2010, the Company granted stock options and warrants as follows:

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

c)

On July 22, 2010, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $0.75 per share to the CFO. The options vest as follows: 16,667 on the grant date, 16,667 on December 31, 2010 and 16,667 every six months thereafter. The final group of 16,665 options, vest on December 31, 2012. The options expire five years after the particular vesting date.

d)

On July 22, 2010, the Company granted nonqualified market-based stock options for the purchase of 150,000 and 50,000 shares of common stock at $0.53 per share to the CEO and CFO, respectively. The options vest on the first date after the grant date that the closing price of the Company’s common stock exceeds $1.00 per share for twenty consecutive trading days. The options expire five years after the date that they vest. The requisite service periods for these stock option awards, as derived from the Monte Carlo - Trinomial Lattice model was determined to be one year.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE BASED COMPENSATION (continued)

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

On the grant date, the Company determined that achievement of the performance condition was probable. The Company’s best estimate of the requisite service period was determined to be eight months. The Company reviewed and confirmed these determinations at December 31, 2010.

f)

On March 8, 2010, the Company granted 200,000 options to an officer. The options are exercisable at $0.82 per share, vest at a rate of 25,000 options per fiscal quarter, beginning on March 31, 2010, and expire five years after the particular vesting date.

g)

On March 3, 2010, the Company granted nonqualified stock options for the purchase of 67,197 shares of common stock at $0.81 per share to a director. The options were immediately vested and expire March 3, 2015.

h)

On February 19, 2010, the Company granted 500,000 warrants to a consultant. The warrants are exercisable at $0.75 per share and expire on June 30, 2013. The warrants vest 25% at each quarter end from March 31, 2010 through December 31, 2010.

i)

On January 7, 2010, the Company granted 3,300,000 warrants to a consultant. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. The warrants vest 25% on June 30, 2010, 25% on December 31, 2010, 25% on June 30, 2011 and 25% on December 31, 2011. The Company determined that sufficient consulting services had not been received during 2010 to satisfy the vesting requirements for the second tranche of warrants. The Company anticipates receipt of such services during 2011. After June 30, 2010, the Company will have the right to accelerate the expiration date of the vested warrants if the volume weighted average trading price for the shares is above $4.50 per share for twenty consecutive trading days.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE BASED COMPENSATION (continued)

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

Total expense for the years ended December 31, 2010 and 2009 related to the granting and vesting of all share based payments was $1,232,927 and $88,323, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

Cash received from the exercise of stock options amounted to $25,000 for the year ended December 31, 2010. Tax benefits realized from the exercise of stock options amounted to $71,750 for the year ended December 31, 2010. No stock options were exercised during the year ended December 31, 2009.

The following table summarizes the Company’s share based compensation activity for the years ended December 31, 2010 and 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	3,954,719	$ 0.15
Options granted	770,000	0.60
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, December 31, 2009	4,724,719	0.23
Options/warrants granted	5,267,197	0.72
Options expired	(79,719)	1.36
Options forfeitures	--	--
Options exercised	(500,000)	0.05

Balance, December 31, 2010	9,412,197	$ 0.50

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE BASED COMPENSATION (continued)

The following table summarizes information about options and warrants granted during the year ended December 31, 2010:

Number of Options and Warrants Granted During 2010	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
567,197	Equals	$ 0.76	$ 0.75 - $0.81	$ 0.27
4,500,000	Exceeds	$ 0.71	$ 0.53 - $0.75	$ 0.37
200,000	Less Than	$ 0.82	$ 0.82	$ 0.56

The following table summarizes information about options granted during the year ended December 31, 2009:

Number of Options and Warrants Granted During 2009	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
270,000	Equals	$ 0.48	$0.48	$ 0.39
500,000	Exceeds	$ 0.67	$0.55 - $0.75	$ 0.43
--	Less Than	--	--	--

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHARE BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock options and warrants issued for stock based compensation subject to vesting for the year ended December 31, 2010:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2009	540,000	$ 0.46
Granted	4,933,333	0.38
Vested	(2,061,667)	0.37
Forfeited	--	--

Unvested, December 31, 2010	3,411,666	$ 0.40

As of December 31, 2010, there was $954,896 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2011	$909,637
2012	45,259

Total	$954,896

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the years ended December 31, 2010 and 2009, including private placement warrants and share based payment stock options and warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2008	19,335,428	$ 1.07
Options granted	7,987,648	0.74
Options expired	--	--
Options forfeitures	--	--
Options exercised	--	--

Balance, December 31, 2009	27,323,076	0.97
Options granted	10,790,697	0.74
Options expired	(79,719)	1.36
Options forfeitures	--	--
Options exercised	(500,000)	0.05

Balance, December 31, 2010	37,534,054	$ 0.92

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following for the years ended December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

Income tax benefit based on statutory tax rate	$2,329,950	$1,731,342
Non-deductible and other	2,792	(2,865)
Change in valuation allowance	(366,797)	(30,411)

Income tax benefit	$1,965,945	$1,698,066

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2010 and December 31, 2009 were as follows:

	December 31,	December 31,
	2010	2009
Deferred income tax assets:

Net operating loss carryforward	$5,541,704	$3,698,657
Option compensation	940,019	575,539
Property, plant & equipment	122,898	--
Unrealized losses on short-term investments	331	--
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax asset	6,701,320	4,370,564
Valuation allowance	(1,036,387)	(669,590)

	5,664,933	3,700,974
Deferred income tax liabilities:

Property, plant & equipment	--	2,317
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liability	$5,402,258	$7,368,534

A valuation allowance was established for deferred tax assets related to option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2010 and December 31, 2009.

Deferred income tax liability was recorded on GAAP basis over income tax basis using the statutory federal rate with the corresponding increase in the purchase price allocation to the assets acquired.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES (continued)

The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is reflected as an increase to the total purchase price which has been applied to the underlying mineral and Columbus project assets in the absence of there being a goodwill component associated with the acquisition transactions.

The Company had cumulative net operating losses of approximately $15,833,440 and $10,567,591 as of December 31, 2010 and December 31, 2009, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2030.

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

12.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows for the year ended December 31, 2010:

December 31,
2010
Net Loss	$(4,691,054)
Other Comprehensive Loss, net of tax:
Unrealized loss on short-term investments	(614)
Comprehensive Loss	$(4,691,668)

The tax effect of each component of comprehensive loss for the year ended December 31, 2010:

December 31,
2010
Unrealized holding losses	$(945)
Income tax benefit	331

Total unrealized loss, net of tax	$(614)

For the year ended December 31, 2009, there was no other comprehensive loss recognized.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

14.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms.

Rental expense resulting from this operating lease agreement was $67,650 and $55,000 for the years ended December 31, 2010 and 2009, respectively.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at December 31, 2010 and December 31, 2009, were as follows:

	December 31,	December 31,
	2010	2009

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The Company maintains reclamation bonds with the BLM in the amount of $908,368 as of December 31, 2010 and December 31, 2009, respectively.

16.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $759,120.

17.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock. The Columbus Project is further discussed in Note 5. The Red Mountain Project is further discussed in Note 6.

During the year ended December 31, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus project and the Red Mountain project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2010, the Company incurred total fees and reimbursements of expenses to NMC of $420,000 and $115,974, respectively, for a total of $535,974. At December 31, 2010, the Company had an outstanding balance due to NMC of $43,657.

The Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer, of $9,375. The amount is payable to a company wholly owned by Douglas D.G. Birnie.

The Company also had an outstanding balance for accrued director fees to Michael Steele of $14,158.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	RELATED PARTY TRANSACTIONS (continued)

Accounts payable – related party totaled $67,190 as of December 31, 2010.

Due to related parties includes amounts due to former officers of the Company. At December 31, 2010, the remaining amount of due to related parties was $23,290.

As further discussed in Note 13, the Company, through its subsidiary CMI, has a lease agreement for mining claims with DDB Syndicate, an entity owned by related parties, including Douglas D.G. Birnie, Chief Executive Officer of the Company; Mr. Chizmar, a former director of the Company; three former officers and directors of CBI; Geotech Mining Inc., Jack Corp. and Wiser Corp. Geotech Mining Inc., Jack Corp. and Wiser Corp. are affiliates of NMC. Rental payments to DDB Syndicate were $30,000 for the year ended December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010, the Company incurred fees of $21,066 for services performed by one of its independent directors, Mark Brennan, primarily for executive search assistance.

18.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2010, the Company purchased services from two major vendors, Boart Longyear and NMC, in amounts exceeding 10% of total purchases and amounted to $461,988 and $535,974, respectively. NMC is a related party as further discussed in Note 17.

19.	SUBSEQUENT EVENTS

Subsequent to year end, the Bureau of Land Management (“BLM”) recognized receipt of $875,000 face value treasury security as replacement for $775,000 of cash collateral on one of the Company’s reclamation bonds. At that time, the short term investments were reclassified to restricted investments held for reclamation bonds. The Company anticipates using the remaining value of the treasury security for future collateral requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions

Douglas D.G. Birnie	40	President, Chief Executive Officer, Secretary and Director

Robert D. McDougal	78	Chief Financial Officer, Treasurer and Director

David Z. Strickler, Jr.	45	Vice President of Finance and Administration

Mark H. Brennan	51	Director

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

David Z. Strickler, Jr. Mr. Strickler was appointed as our Vice President of Finance and Administration on March 8, 2010. Mr. Strickler has worked in the construction and real estate industries for 15 years with expertise in both finance and operations. During the last 8 years, he served as the Executive VP Finance for a leading luxury homebuilder in Las Vegas, with operations involving between 80 and 120 employees. In addition, he owned and operated an accounting services business and was an owner of a snowboard manufacturing business. Mr. Strickler has a bachelor's degree in Accounting and an MBA, with a concentration in Finance from the Pennsylvania State University.

Mark H. Brennan. Mr. Brennan was appointed as a member of our Board of Directors on June 24, 2009. Mr. Brennan has served as the president of his own consulting firm, the Brennan Consulting Group, through which he has managed a number of long-term, multi-year management and operations consulting engagements in various business sectors. In addition to his ongoing management consulting practice, Mr. Brennan has also founded and operated a number of private companies beginning in the early 1990’s. Mr. Brennan is the founding chairman of the Vegas Valley Angels, a non-profit organization of accredited investors whose purpose is to search out, invest in, mentor and foster the development of new and developing companies located in the southwestern United States. Mr. Brennan is also an active member of the board of advisors for both the Nevada Center for Entrepreneurship and Technology (NCET) and the University of Nevada Las Vegas Center for Entrepreneurship. Mr. Brennan holds an MBA from the Harvard Business School and a MA in Management from National University. Early in Mr. Brennan’s career he served his country for eight years as a fighter pilot and instructor pilot with the United States Air Force after earning his BS degree from the United States Air Force Academy.

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

The Company’s President and Chief Executive Officer, Douglas D.G. Birnie, owns a 3.5% interest in Nanominerals.

AUDIT COMMITTEE

Our audit committee is composed of Mark H. Brennan and Robert D. McDougal. Mr. Brennan and Mr. McDougal are “audit committee financial experts” as defined by the applicable rules of the SEC. Mr. Brennan is currently the sole independent member of our audit committee. Mr. McDougal is not independent as he also acts as our Chief Financial Officer and Treasurer.

Michael A. Steele resigned from our audit committee, effective December 31, 2010.

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

The following persons have, during our 2010 fiscal year, failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form
David Z. Strickler, Jr.,
Vice President of Finance and	1	1	0
Administration

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2010 2009	$225,000(1) $108,000	$0 $0	$0 $0	$58,094(2) $0	$0 $0	$0 $0	$3,719 $3,719	$286,813 $111,719
Robert D. McDougal, CFO, Treasurer, Director	2010 2009	$84,000 $48,000	$0 $0	$0 $0	$19,366(3) $0	$0 $0	$0 $0	$0 $0	$103,366 $48,000
David Z. Strickler, Jr., Vice President of Finance and Administration	2010 2009	$115,981 $0	$0 $0	$0 $0	$56,239(4) $0	$0 $0	$0 $0	$0 $0	172,220 $0

(1)	Represents consulting fees paid or accrued to a limited liability company of which Mr. Birnie is the sole member for services provided by Mr. Birnie as an executive officer and director of Ireland.

(2)

Mr. Birnie was granted options to purchase 300,000 shares of our common stock at a price of $0.75 per share and options to purchase an additional 300,000 shares of our common stock at a price of $0.53 per share. The options exercisable at $0.75 per share vest and become exercisable at a rate of 50,000 shares every six months. 150,000 of the options exercisable at $0.53 per share will vest and become exercisable on the first date that our shares trade at or above $1.00 per share for 20 consecutive trading days, and the remaining 150,000 options exercisable at $0.53 per share will vest and become exercisable upon our Board of Directors determining that we have made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. All 600,000 options granted will immediately vest and become exercisable in the event of a change in control of the Company. Each option expires 5 years after the particular grant date. Mr. Birnie is also a 1/8 owner in the DDB Syndicate, which owns the DDB Claims at our Columbus Project. Mr. Birnie receives 1/8 of any payment made to the DDB Syndicate.

(3)

Mr. McDougal was granted options to purchase 100,000 shares of our common stock at a price of $0.75 per share and options to purchase an additional 100,000 shares of our common stock at a price of $0.53 per share. The options exercisable at $0.75 per share vest and become exercisable in equal increments every six months. 50,000 of the options exercisable at $0.53 per share will vest and become exercisable on the first date that our shares trade at or above $1.00 per share for 20 consecutive trading days, and the remaining 50,000 options exercisable at $0.53 per share will vest and become exercisable upon our Board of Directors determining that we have made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. All 200,000 options granted will immediately vest and become exercisable in the event of a change in control of the Company. Each option expires 5 years after the particular grant date.

(4)

Mr. Strickler was granted options to purchase 200,000 share of our common stock at a price of $0.82 per share. The options granted to Mr. Strickler vest at a rate of 25,000 options per fiscal quarter, beginning March 31, 2010 and expire 3 years after the particular vesting date. All 200,000 options granted will immediately vest and become exercisable in the event of a change of control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2010.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas D.G. Birnie CEO, President, Secretary & Director	2,200,000 50,000(1) 50,000(1)	-- -- -- 50,000(1) 50,000(1) 50,000(1) 50,000(1) 150,000(2) 150,000(3)	-- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.75 $0.75 $0.75 $0.75 $0.53 $0.53	March 30, 2012 June 29, 2015 December 30, 2015 June 29, 2016 December 30,2016 June 29, 2017 December 30, 2017 *See Note(2) *See Note(3)
Robert D. McDougal CFO, Treasurer & Director	500,000 16,667(4) 16,667(4)	-- -- -- 16,667(4) 16,667(4) 16,667(4) 16,665(4) 50,000(5) 50,000(6)	-- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.75 $0.75 $0.75 $0.75 $0.53 $0.53	March 30, 2012 June 29, 2015 December 30, 2015 June 29, 2016 December 30,2016 June 29, 2017 December 30, 2017 *See Note(5) *See Note(6)
David Z. Strickler, Jr., Vice President of Finance and Administration	25,000(7) 25,000(7) 25,000(7) 25,000(7)	-- -- -- -- 25,000(7) 25,000(7) 25,000(7) 25,000(7)	-- -- -- -- -- -- -- --	$0.82 $0.82 $0.82 $0.82 $0.82 $0.82 $0.82 $0.82	March 31, 2015 June 30, 2015 September 30, 2015 December 31, 2015 March 31, 2016 June 30, 2016 September 30, 2016 December 31, 2016

Notes:

(1)	300,000 options granted to Mr. Birnie vest and become exercisable at a rate of 50,000 shares every six months commencing June 30, 2010.

(2)

150,000 options will vest on the first date after the date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days and the options will expire 5 years after the vesting date.

(3)

150,000 options will vest upon our Board of Directors determining that the Issuer has made adequate and sufficient progress on its technical and feasibility programs for its Columbus Mineral Project, and the options will expire 5 years after the vesting date.

(4)	100,000 options granted to Mr. McDougal vest and become exercisable in equal installments every six months commencing June 30, 2010.

(5)

50,000 options will vest on the first date after the date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days and the options will expire 5 years after the vesting date.

(6)

50,000 options will vest upon our Board of Directors determining that the Issuer has made adequate and sufficient progress on its technical and feasibility programs for its Columbus Mineral Project, and the options will expire 5 years after the vesting date.

(7)	200,000 options granted to Mr. Strickler vest at a rate of 25,000 options per fiscal quarter, beginning March 31, 2010.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2010 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2010 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark H. Brennan	$36,000	$0	$107,923(2)	$0	$0	$43,996(3)	$187,919
Michael A. Steele	$36,000	$0	$38,440(4)	$0	$0	$0	$74,440

Notes:

(1)	Since January 1, 2010, we have compensated our independent directors at a rate of $3,000 per month.

(2)

We granted Mr. Brennan options to purchase 200,000 shares of our common stock at an exercise price of $0.53 per share. 100,000 of the options vested on June 30, 2010, 50,000 of the options vested on September 30, 2010 and an additional 50,000 options vested on December 31, 2010. These options were granted to Mr. Brennan in addition to the cash compensation he is entitled to as an independent member of our Board of Directors. On March 3, 2010, we issued to Mr. Brennan options to purchase 67,197 shares of our common stock at an exercise price of $0.81 per share, expiring March 2, 2015.

(3)

Other Compensation paid to Mr. Brennan consisted of the following: (1) $16,930 in cash payments in lieu of stock options; (2) $21,066 for consulting fees primarily related to executive search assistance; and (3) $6,000 for travel pay.

(4)

On December 7, 2010, Mr. Steele resigned from our Board of Directors effective December 31, 2010. Mr. Steele was granted options to purchase 200,000 shares of our common stock at an exercise price of $0.53 per share. 100,000 of the options vested on June 30, 2010, 50,000 of the options vested on September 30, 2010 and the remaining 50,000 options vested on December 31, 2010. Each of the options held by Mr. Steele automatically ceased to be exercisable under their terms 30 days after his resignation.

EMPLOYMENT CONTRACTS

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

David Z. Strickler, Jr.’s employment contract entitles him to a salary of $150,000 per year. In addition, we granted to Mr. Strickler options to purchase 200,000 shares of our common stock at a price of $0.82 per share. The options granted to Mr. Strickler vest at a rate of 25,000 options per fiscal quarter, beginning March 31, 2010, and expire five years after the particular vesting date.

Upon a change in control, all of the options granted to Mr. Birnie, Mr. McDougal and Mr. Strickler in 2010 will automatically vest and become exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	9,412,197(1)	$0.50	12,757,969(2)

(1)	Includes options and warrants to purchase an aggregate of 4,400,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).

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

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options so long as they do not provide capital raising services or promote or maintain a market for our securities. Upon adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the 2007 Plan to any participant was 6,000,000 shares. The 2007 Plan contains an automatic adjustment provision where the number of shares authorized to be subjected to option grants increases on the first day of each quarter beginning with the fiscal quarter commencing July 1, 2007 by the lesser of the following amounts: (1) 15% of the total number of outstanding shares of the Company’s Common Stock, less any shares that were previously available under the 2007 Plan and any shares available under any other stock option plan that we may adopt; or (2) a lesser number of shares of Common Stock as may be determined by our Board of Directors, subject to certain adjustments to prevent dilution.

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

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2010 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

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

(d)

Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on June 30, 2013. The warrants vest at a rate of 825,000 warrants every six months beginning June 30, 2010 and ending December 31, 2011, provided that the warrant holder continues to provide the contracted services without interruption through the particular vesting date. (As of the date of this Annual Report, only 825,000 of these warrants have vested and become exercisable as the consultant has not provided the contracted for services through the contracted vesting dates, including December 31, 2010. For disclosure purposes, we have treated the remaining warrants as outstanding but unvested.) Any warrants that have not yet vested will immediately vest upon any of the following events:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	4,450,000(2) (direct and indirect)	3.6%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	1,733,334(3) (direct)	1.4%
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration	132,500(4)	*
Common Stock	Mark H. Brennan Director	702,197(5) (direct)	*
Common Stock	Michael Steele Former Director	1,100,000(6) (direct and indirect)	*
Common Stock	All Officers and Directors as a Group (5 persons)	8,118,031	6.4%
5% STOCKHOLDERS
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	40,150,000(7) (direct)	32.9%
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	42,550,000(7) (direct and indirect)	34.9%

* Less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 29, 2011, there were 122,434,442 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned directly by Mr. Birnie consists of: (i) 1,900,000 shares of our common stock held by Mr. Birnie; (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $0.75 per share; (iii) options to acquire 2,200,000 shares of our common stock at an exercise price of $0.05 per share; and (iv) options to acquire 100,000 shares of our common stock at an exercise price of $0.75 per share. The shares listed as beneficially owned indirectly by Mr. Birnie consists of (i) 100,000 shares of our common stock held by Dosa Consulting, LLC, a company controlled by Mr. Birnie; and (ii) warrants held by Dosa Consulting, LLC to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire: (i) 200,000 shares of our common stock at a price of $0.75 per share, vesting at a rate of 50,000 shares every six months beginning June 30, 2011 and expiring 5 years after the particular vesting date; (ii) 150,000 shares of our common stock at a price of $0.53 per share that will vest on the first date after the date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days, expiring 5 years after the vesting date; and (iii) 150,000 shares of our common stock at a price of $0.53 per share that will vest upon our Board of Directors determining that we have made adequate and sufficient progress on our technical and feasibility programs for the Columbus Project, expiring 5 years after the vesting date. These options do not vest within the next 60 days and have not been included in the number of shares listed as being beneficially owned by him.

(3)

The shares listed as beneficially owned by Mr. McDougal consists of: (i) 1,200,000 shares of our common stock held by Mr. McDougal; (ii) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share ; and (iii) options to acquire 33,334 shares of our common stock at an exercise price of $0.75 per share. Mr. McDougal also owns additional options to acquire (i) 66,666 shares of our common stock at a price of $0.75 per share, vesting at a rate of 16,667 shares every six months beginning June 30, 2011 (16,665 on December 31, 2012) and expiring 5 years after the particular vesting date; (ii) 50,000 shares of our common stock at a price of $0.53 per share that will vest on the first date after the date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days, expiring 5 years after the vesting date; and (iii) 50,000 shares of our common stock at a price of $0.53 per share that will vest upon our Board of Directors determining that we have made adequate and sufficient progress on our technical and feasibility programs for the Columbus Project, expiring 5 years after the vesting date. These options do not vest within the next 60 days, and have not been included in the number of shares listed as being beneficially owned by him.

(4)

The shares listed as beneficially owned by Mr. Strickler consist (i) 7,500 shares of our common stock held by Mr. Strickler; and (ii) options to acquire 125,000 shares of our common stock at an exercise price of $0.82 per share. Mr. Strickler also owns options to acquire an additional 75,000 shares of our common stock also at $0.82 per share. These options do not vest within the next 60 days, and have not been included in the number of shares listed as being beneficially owned by him.

(5)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 165,000 shares of our common stock held by Mr. Brennan; (ii) warrants to purchase 70,000 shares of our common stock at an exercise price of $0.75 per share; (iii) options to acquire 200,000 shares of our common stock at an exercise price of $0.48 per share; (iv) options to acquire 200,000 shares of our common stock at an exercise price of $0.53 per share; and (v) options to acquire 67,197 shares of our common stock at an exercise price of $0.81 per share. Mr. Brennan also owns options to acquire an additional 50,000 shares of our common stock at a price of $0.48 per share that do not vest within the next 60 days, and have not been included in the number of shares listed as being beneficially owned by him.

(6)

The shares listed as beneficially owned by Mr. Steele consists of 500,000 shares of our common stock. The shares listed as beneficially owned indirectly by Mr. Steele consists of (i) 400,000 shares held by Avonlea Ventures #2 Inc. and (ii) warrants held by Avonlea Ventures #2 Inc. to acquire an additional 200,000 shares at a price of $0.75 per share. Mr. Steele owns a 50% interest in Avonlea Ventures #2 Inc. Mr. Steele resigned as a member of our Board of Directors effective December 31, 2010. All outstanding options owned by Mr. Steele expired 30 days after his resignation.

(7)

The sole officer and director of Nanominerals is Dr. Charles A. Ager. In addition, pursuant to a shareholders agreement, Dr. Ager has control over a majority of the shareholder voting power of Nanominerals. As such, Dr. Ager has voting and dispositive power over the 40,150,000 shares of our common stock listed as beneficially owned by Nanominerals and we have listed those shares as being indirectly beneficially owned by him. Individually, Dr. Ager owns 2,100,000 shares of our common stock. Also included in the number of shares listed as being indirectly beneficially owned by Dr. Ager are 300,000 shares of our common stock owned by Dr. Ager’s wife. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, none of the following parties has, during our December 31, 2010 fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

DDB Claims

Mr. Chizmar, a former member of our Board of Directors, and a limited liability company controlled by Douglas D.G. Birnie, our CEO, President and Secretary, and a member of our Board of Directors, are each the owners of a 1/8 interest in the mining syndicate known as the DDB Syndicate. The former officers and directors of CBI (other than Mr. Chizmar), and an affiliate of one of those former officers and directors of CBI, collectively own a 3/8 interest in the DDB Syndicate. The remaining 3/8 interest in the DDB Syndicate is collectively owned by affiliates of Nanominerals Corp. (“Nanominerals”). Mr. Birnie is also the owner of a 3.5% interest in Nanominerals. Mr. Birnie, Nanominerals and Nanominerals’ affiliates acquired their respective interests in the DDB Syndicate and the DDB Claims prior to his and their involvement with the Company. Mr. Birnie acquired his interest in Nanominerals prior to their involvement with the Company. On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. To date, we have paid the DDB Syndicate $190,000 under the terms of the DDB Agreement, and we must pay the DDB Syndicate a rental payment of $30,000 on June 30, 2011 to maintain our lease rights. Under the option rights provided under the DDB Agreement, we may purchase the DDB Claims at any time by either:

(a)	paying the DDB Syndicate a purchase price of $400,000 (with all previously made rental payments credited against such purchase price); or

(b)	paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

As the owners of a 1/8 interest each in the DDB Syndicate, Mr. Chizmar and a limited liability company controlled by Mr. Birnie are each entitled to 1/8 of any amounts paid by us under the DDB Agreement. During the year ended December 31, 2010, we paid a total of $30,000 to the DDB Syndicate under the terms of the DDB Agreement.

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is the owner of 40,150,000 shares, or 32.9%, of our common stock. Nanominerals acts as a consultant to us on technical exploration and financial matters. Mr. Birnie is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company. During the year ended December 31, 2010, we incurred fees totaling $420,000 due to Nanominerals for services provided. In addition, during the year ended December 31, 2010, we reimbursed Nanominerals a total of $115,974 in respect of expenses incurred by Nanominerals in relation to our exploration and development activities on the Columbus Project and the Red Mountain Project. At December 31, 2010, we had an outstanding balance due to Nanominerals of $43,657.

Affiliates of Nanominerals are also the owners of a 3/8 interest in the DDB Syndicate, which owns the DDB Claims as described above.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 5605(a)(2). In applying this definition, we have determined that Mark H. Brennan is an independent director. Neither of Douglas D.G. Birnie nor Robert D. McDougal qualifies as an independent member of our Board of Directors.

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$61,218	$77,824
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$61,218	$77,824

Our audit committee reviewed the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald. (4)

Exhibit
Number	Description of Exhibit
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp. (11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc. (5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10	Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)
10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(14)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal. (14)
10.14	Non-Qualified Stock Option Agreement for Michael A. Steele. (14)
10.15	Non-Qualified Stock Option Agreement for Mark H. Brennan. (14)
10.16	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.
14.1	Code of Ethics. (10)
21.1	List of Subsidiaries.
23.1	Consent of Brown Armstrong Accountancy Corporation.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	March 30, 2011	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	March 30, 2011	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2011	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	March 30, 2011	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	March 30, 2011	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director