Form 10-Q
period 2011-03-31
IRELAND INC.
filed 2011-05-23
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[ ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2011, the Registrant had 124,918,996 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$1,398,247	$1,602,179
Short-term investments	-	878,608
Other receivables	20,000	30,000
Prepaid expenses	162,285	258,095

Total current assets	1,580,532	2,768,882

Property and equipment, net	3,859,385	4,081,820
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bond	878,608	-
Reclamation bonds	133,368	908,368
Deposits	22,200	22,200

Total non-current assets	36,841,614	36,960,441

Total assets	$38,422,146	$39,729,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$103,164	$90,783
Accounts payable - related party	48,839	67,190
Accrued payroll and related taxes	59,457	45,875
Due to related party	23,290	23,290

Total current liabilities	234,750	227,138

Long-term liabilities
Accrued reclamation and remediation costs	275,338	275,338
Deferred income taxes	4,943,188	5,402,258

Total long-term liabilities	5,218,526	5,677,596

Total liabilities	5,453,276	5,904,734

Commitments and contingencies - Note 13	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 122,434,442 shares issued and outstanding	122,434	122,434
Additional paid-in capital	48,553,490	48,299,851
Accumulated other comprehensive loss	(614)	(614)
Accumulated deficit during exploration stage	(15,706,440)	(14,597,082)

Total stockholders' equity	32,968,870	33,824,589

Total liabilities and stockholders' equity	$38,422,146	$39,729,323

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	602,657	311,889	9,929,809
Mineral exploration and evaluation expenses - related party	137,708	124,149	2,720,827
General and administrative	617,883	758,700	7,055,857
General and administrative - related party	2,000	21,066	23,066
Depreciation	203,056	14,179	822,839
Mineral and property holding costs	15,000	15,000	485,500
Mineral and property holding costs -
reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	1,578,304	1,244,983	21,346,898

Loss from operations	(1,578,304)	(1,244,983)	(21,346,898)

Other income (expense)
Interest income	9,876	9,595	328,766
Interest expense	-	(3,494)	(5,983)

Total other income (expense)	9,876	6,101	322,783

Loss before income taxes	(1,568,428)	(1,238,882)	(21,024,115)

Income tax benefit	459,070	330,405	5,317,675

Net loss	$(1,109,358)	$(908,477)	$(15,706,440)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	122,434,442	120,217,886

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity

Balance, December 31, 2009	110,899,442	$110,899	$42,099,452	$162,000	$-	$(9,906,028)	$32,466,323

Amortization of stock options and warrants issued to directors, officer s and consultants over vesting periods	-	-	274,912	-	-	-	274,912

Issuance of stock options to an officer	-	-	19,515	-	-	-	19,515

Issuance of common stock for cash Reg. S - Private Placement, $0.45 per share, net of $6,399 financing costs	200,000	200	83,401	-	-	-	83,601

Issuance of common stock for cash Reg. D - Private Placement, $0.45 per share, net of $5,344 financing costs	10,835,000	10,835	4,859,571	(162,000)	-	-	4,708,406

Net loss, March 31, 2010	-	-	-	-	-	(908,477)	(908,477)

Balance, March 31, 2010	121,934,442	$121,934	$47,336,851	$-	$-	$(10,814,505)	$36,644,280

Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$-	$(614)	$(14,597,082)	$33,824,589

Amortization of stock options and warrants issued to directors, officers and consultants over vesting periods	-	-	243,349	-	-	-	243,349

Issuance of stock options to a consultant	-	-	10,290	-	-	-	10,290

Net loss, March 31, 2011	-	-	-	-	-	(1,109,358)	(1,109,358)

Balance, March 31, 2011	122,434,442	$122,434	$48,553,490	$-	$(614)	$(15,706,440)	$32,968,870

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,109,358)	$(908,477)	$(15,706,440)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	203,056	14,179	822,839
Write-off of mineral rights	-	-	14,000
Consulting accrual	-	-	15,000
Stock-based expenses	253,639	294,427	3,130,962

Changes in operating assets and liabilities:
Other receivables	10,000	(36,667)	(20,000)
Prepaid expenses	95,810	(95,061)	(312,360)
Other assets	-	-	(2,200)
Reclamation bonds	775,000	-	(122,108)
Mineral property acquisition costs	-	-	(1,022,663)
Accounts payable and accrued liabilities	7,612	(47,098)	107,858
Deferred income taxes	(459,070)	(330,405)	(5,317,675)
Accrued reclamation and remediation costs	-	-	275,338

Net cash used in operating activities	(223,311)	(1,109,102)	(18,137,449)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,621)	(408,076)	(3,558,714)
Purchase price adjustment of property and equipment	25,000	-	25,000
Purchase of investments	-	-	(879,553)

Net cash provided (used) in investing activities	19,379	(408,076)	(4,413,267)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	4,965,750	24,480,710
Proceeds from option issuance	-	-	20,000
Stock issuance costs	-	(11,743)	(560,037)
Common stock subscribed	-	(162,000)	-
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	-	4,792,007	23,948,963

NET CHANGE IN CASH	(203,932)	3,274,829	1,398,247

CASH AT BEGINNING OF PERIOD	1,602,179	3,651,015	-

CASH AT END OF PERIOD	$1,398,247	$6,925,844	$1,398,247

SUPPLEMENTAL INFORMATION

Interest paid	$-	$3,494	$5,983

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Ireland Inc. (the “Company”) is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the acquisition and exploration of mining properties. Upon identification of commercially minable reserves, the Company expects to actively prepare the site for its extraction and enter the development stage.

History - The Company was incorporated on February 20, 2001 under the laws of the State of Nevada under the name Merritt Ventures Corp. On December 19, 2005, the Company changed its name to Ireland Inc.

Basis of presentation - The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company. These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $15,707,054 as of March 31, 2011. This amount is comprised of net loss from operations of $15,706,440 and other comprehensive loss of $614. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Columbus Minerals Inc. (“CMI”) (including its wholly-owned single-member LLC subsidiary Columbus Salt Marsh LLC (“CSM”)) and Rand Metals LLC (“Rand”). Intercompany accounts and transactions have been eliminated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, accrued reclamation and remediation costs and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

Restricted investments held for reclamation bond - Restricted investments serve as collateral for one of the Company’s reclamation bonds. The investments are classified as available for sale and are recorded at fair value based on quoted market prices with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses are determined on a specific identification method and are recognized in the consolidated statement of operations.

The Company evaluates unrealized losses, if any, in its investment securities for other-than temporary impairment using both qualitative and quantitative criteria. In the event that an investment is determined to be other-than-temporarily impaired, the Company recognizes the loss in the consolidated statement of operations. The Company generally only invests in debt securities.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition. Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over the proven and probable reserves. Mineral properties are assessed for impairment when circumstances indicate that the carrying amount may not be recoverable. Impairment losses are charged to operations at the time of impairment. When a property is sold or abandoned, a gain or loss is recognized and included in the consolidated statement of operations.

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. If the sum of the estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels, operating costs, capital requirements and reclamation costs. The Company also considers its continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. Any impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. To date, no such impairments have been identified.

The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different from the estimates, as actual future quantities of recoverable minerals, commodity prices, and production levels and costs are each subject to significant risks and uncertainties.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Reclamation and remediation costs (asset retirement obligation) - The Company records a liability for the present value of the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted, and the asset will be depreciated over their expected useful lives. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at March 31, 2011 and December 31, 2010. The Company is in the exploration stage and is unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 14.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 37,411,832 and 35,325,684 as of March 31, 2011 and 2010, respectively.

Stock-based compensation - Stock-based compensation awards are recognized in the financial statements based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

Income taxes - The Company follows the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

For acquired properties that do not constitute a business, a deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with Accounting Standards Codification (“ASC”) 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that Are Not Accounted for as Business Combinations, and is reflected as an increase in the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the financial statements.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PREPAID EXPENSES

Prepaid expenses at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Claims maintenance	$26,473	$46,327
Insurance policies	95,337	145,292
Retainers and services	33,500	52,645
Other	6,975	13,831

	$162,285	$258,095

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2011			December 31, 2010
		Accumulated	Net book		Accumulated	Net Book
	Cost	Depreciation	value	Cost	Depreciation	Value

Furniture and fixtures	$20,854	$(5,122)	$15,732	$20,854	$(4,376)	$16,478
Computers and equipment	43,155	(30,417)	12,738	41,165	(29,154)	12,011
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,913,042	(501,911)	2,411,131	2,934,409	(365,718)	2,568,691
Site equipment	1,151,578	(226,578)	925,000	1,151,578	(175,401)	976,177
Vehicles	23,595	(12,977)	10,618	23,595	(11,798)	11,797
Building	500,000	(45,834)	454,166	500,000	(33,334)	466,666

	$4,682,224	$(822,839)	$3,859,385	$4,701,601	$(619,781)	$4,081,820

Depreciation expense was $203,056 and $14,179 for the three month periods ended March 31, 2011 and 2010, respectively.

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

Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC.

6.	RESTRICTED INVESTMENTS HELD FOR RECLAMATION BOND

During the first quarter of 2011, the Bureau of Land Management (“BLM”) recognized receipt of $875,000 face value treasury security as replacement for $775,000 of cash collateral on one of the Company’s reclamation bonds. At that time, the short term investments were reclassified to restricted investments held for reclamation bonds.

The restricted investments are classified as available for sale and consist of U.S. Treasury Notes which are publicly traded and valued. All investments are measured at fair value on a recurring basis based on quoted market prices. Therefore, all investments are considered to be within Level 1 of the fair value hierarchy. Changes in the market value during the first quarter of 2011 were immaterial. As of March 31, 2011 and December 31, 2010, the Company’s investments were as follows:

		Unrealized	Unrealized
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Recorded
	Cost Basis	Income	Loss	Basis

Available for sale
U.S. Treasury Notes	$879,553	$-	$(945)	$878,608

	$879,553	$-	$(945)	$878,608

All available for sale investments mature in July 2015.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	ISSUANCES OF COMMON STOCK

During the three month period ended March 31, 2011, the Company did not issue any common stock.

8.	PRIVATE PLACEMENT WARRANTS

A summary of investor warrant activity for the three month period ended March 31, 2011 is as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2010	28,121,857	$0.75 - 2.39	2.43

Granted	-	-	-
Forfeited/expired	-	-	-

Outstanding and exercisable, March 31, 2011	28,121,857	$0.75 - 2.39	2.19

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Stock-Based Compensation” in Note 9.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2011, the Company had granted 5,791,916 options under the Plan with a weighted average exercise price of $0.29 per share. As of March 31, 2011, 5,012,197 of the options granted were outstanding.

Stock warrants – From time to time the Company grants stock warrants to consultants for services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

Valuation of awards - At March 31, 2011, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

2011

Dividend yield	-
Expected volatility	69.4%
Risk-free interest rate	2.04%
Expected life (years)	2.75

For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. No market-based stock options were granted during the three month period ended March 31, 2011.

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the option pricing models. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s models. The models estimate the probability of exercise as a function of these variables based on the history of exercises and cancellations on past grants made by the Company. The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo-Trinomial Lattice model.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

For grants awarded during 2011 the expected volatility is based on the average historical volatility levels of a representative peer group. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent contractual lives of the options.

Stock-based compensation activity - During the three month period ended March 31, 2011, the Company granted stock-based awards as follows:

On March 21, 2011, the Company granted nonqualified stock options under the Plan for the purchase of 100,000 shares of common stock at $0.23 per share. The options were granted to a consultant of the Company, are fully vested and expire on March 20, 2016. The exercise price of the stock options was less than the closing price of the Company’s common stock which was $0.26 on the grant date.

Total expense for the three month periods ended March 31, 2011 and 2010 related to the granting and vesting of all share based payments was $253,639 and $294,427, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the three month period ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	9,412,197	$0.50	2.79
Options/warrants granted	100,000	0.23	4.98
Options/warrants exercised	-	-	-
Options/warrants expired	-	-	-
Options/warrants cancelled	(200,000)	0.53	-

Balance, March 31, 2011	9,312,197	$0.50	2.53

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three months period ended March 31, 2011:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2010	3,411,666	$0.40
Granted	-	-
Vested	(255,000)	0.25
Forfeited	-	-

Unvested, March 31, 2011	3,156,666	$0.41

As of March 31, 2011, there was $711,979 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2011	$666,718
2012	45,261

Total	$711,979

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the three month period ended March 31, 2011, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	37,534,054	$0.92	2.52
Options/warrants granted	100,000	0.23	4.98
Options/warrants exercised	-	-	-
Options/warrants expired/cancelled	(200,000)	0.53	-

Balance, March 31, 2011	37,434,054	$0.92	2.27

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carryforward	$5,954,481	$5,541,704
Option compensation	1,028,793	940,019
Property, plant & equipment	169,191	122,898
Unrealized losses on investments	331	331
Reclamation and remediation costs	96,368	96,368

Gross deferred income tax assets	7,249,164	6,701,320
Less: valuation allowance	(1,125,161)	(1,036,387)

Net deferred income tax assets	6,124,003	5,664,933

Deferred income tax liabilities:

Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liabilities	$4,943,188	$5,402,258

A valuation allowance was established for deferred tax assets related to option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2011 and December 31, 2010.

The acquisition related liabilities are a result of the estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis. The deferred tax liabilities were reflected as an increase to the total purchase price which has been applied to the underlying mineral and Columbus project assets in the absence of there being a goodwill component associated with the acquisition transactions.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES (continued)

A reconciliation of the tax benefit for the three month periods ended March 31, 2011 and 2010 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31,	March 31,
	2011	2010

Income tax benefit based on statutory tax rate	$548,950	$433,609

Reconciling items:
Non-deductible items	(1,106)	(172)
Change in valuation allowance	(88,774)	(103,032)

Income tax benefit	$459,070	$330,405

The Company had cumulative net operating losses of approximately $17,012,802 and $15,833,440 as of March 31, 2011 and December 31, 2010, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2031.

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

The annual rental payment consists of $3,651 in payments to each of the eight owners of DDB Syndicate and reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

13.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms.

Rental expense resulting from this operating lease agreement was $17,925 and $13,875 for the three month periods ended March 31, 2011 and 2010, respectively.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	ENVIRONMENTAL AND RECLAMATION ACTIVITIES

The liabilities accrued for the reclamation and remediation costs at March 31, 2011 and December 31, 2010, were as follows:

	March 31,	December 31,
	2011	2010

Exploration properties:
Columbus	$275,338	$275,338

Reclamation and remediation costs, long-term	$275,338	$275,338

The Company maintains reclamation bonds with the BLM which amounted to $1,011,976 and $908,368 as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the bonds consisted of $133,368 in cash bonding held with the BLM and $878,608 of investments in U.S. Treasury Notes held by the Company. At March 31, 2011, the investments exceeded bonding requirements by $103,608. The Company anticipates using the remaining value of the treasury security for future collateral requirements.

15.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2011, the Company had deposits in excess of FDIC insured limits in the amount of $525,821.

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

During the three month period ended March 31, 2011, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the three month period ended March 31, 2011, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $32,708, respectively, for a total of $137,708. At March 31, 2011, the Company had an outstanding balance due to NMC of $48,839.

Due to related parties includes amounts due to former officers of the Company. At March 31, 2011, the remaining amount of due to related parties was $23,290.

For the three month period ended March 31, 2011, the Company incurred fees of $2,000 for services performed by one of its independent directors, Mark Brennan.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	CONCENTRATION OF ACTIVITY

For the three month period ended March 31, 2011, services purchased from NMC amounted to $137,708, which exceeded 10% of total purchases. NMC is a related party as further discussed in Note 16. In addition, services purchased from Western Analytical Consultants LLC amounted to $144,091 which exceeded 10% of total purchases.

18.	SUBSEQUENT EVENT

As of May 20, 2011, the Company had received gross proceeds of $1,366,505 under a private placement offering. A total of 2,484,554 units were issued at a price of $0.55. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.80 per share for a period expiring June 30, 2014.

After November 30, 2011, the Company may accelerate the expiration date for the Warrants if the VWAP for its common stock on the principal trading market exceeds $2.80 per share for 20 consecutive trading days, and the average trading volume on that market during that 20 day period is not less than 0.2% of our free float. The Company also agreed that, if during the remainder of 2011, it approves another offering of our securities (a “Subsequent 2011 Offering”), the subscribers of the May 2011 Private Placement shall have the right to (a) surrender their unexercised Warrants in exchange for any warrants that the subscriber would have been entitled to receive had they subscribed under the Subsequent 2011 Offering instead of the May 2011 Private Placement (at the same aggregate subscription amount); and (b) receive any additional shares of our common stock that the subscriber would have been entitled to had they subscribed under the Subsequent 2011 Offering instead of the May 2011 Private Placement. The May 2011 Private Placement was completed pursuant to the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). Each of the subscribers to the May 2011 Private Placement represented and warranted to the Company that they were accredited investors as that term is defined in Regulation D.

As of May 20, 2011, the private placement offering remains open and the Board of Directors has authorized total units of up to 5,500,000 units for approximate total funding of $3,025,000.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2011.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal year ended December 31, 2010:

1.

On March 31, 2011, our sole independent director determined that the Company had made adequate and sufficient progress on its technical and feasibility programs for the Columbus Project such that the following options granted to our executive officers on July 22, 2010 should be deemed to have vested on that date:

Optionee	Number of Options	Exercise Price Per Share	Vesting Date	Expiration Date
Douglas D.G. Birnie	150,000	$0.53	March 31, 2011	March 30, 2016
Robert D. McDougal	50,000	$0.53	March 31, 2011	March 30, 2016

2.

On April 8, 2011, our Board of Directors fixed the compensation for its independent directors for the year ending December 31, 2011. Retroactive to January 1, 2011, each of our independent directors is entitled to receive cash compensation in the amount of $3,000 for each month during which he or she acts in that capacity.

3.

Also on April 8, 2011, Mark H. Brennan, our sole independent director, was granted non-qualified stock options pursuant to our 2007 Stock Incentive Plan to purchase an aggregate of 200,000 shares of our common stock, vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to Vest	Exercise Price Per Share	Vesting Date	Expiration Date
50,000	$0.36	Immediately	March 30, 2016
50,000	$0.36	June 30, 2011	June 29, 2016
50,000	$0.36	September 30, 2011	September 29, 2016
50,000	$0.36	December 31, 2011	December 30, 2016

Under the terms of the option agreement between the Company and Mr. Brennan with respect to the above grants, each of the options granted to Mr. Brennan will automatically vest and become exercisable upon the occurrence of a change in control of the Company.

4.

On May 17, 2011, our Board of Directors unanimously resolved to amend the terms of the outstanding option grants (the “Outstanding Options”) under our 2007 Stock Incentive Plan (the “2007 Plan”) to provide that the optionees shall be permitted to exercise their respective Outstanding Options for a period of 6 months after the date that the particular optionee ceases to act as an officer, director, employee or eligible consultant of the Company, as the case may be. The previous terms of the Outstanding Options provided that they were to expire and cease to be exercisable 30 days after the particular optionee ceased to act for the Company. If the optionee ceases to act for the company due to a termination for cause or death or disability, the existing terms of the Outstanding Options will control. Included in the Outstanding Options are outstanding options granted to our executive officers and directors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, and as updated above. Expressly excluded from these amendments were options granted to two consultants of the Company whose options provide that they are to expire on the particular expiration date specified therein, regardless of whether those particular consultants cease to act for the Company prior to such expiration date.

5.

On May 20, 2011, our Board of Directors approved a private placement offering (the “May 2011 Private Placement”) of up to 5,500,000 Units at a price of $0.55 per Unit. Each Unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant (a “Warrant”) entitles the holder to purchase one additional share of our common stock at a price of $0.80 per share for a period expiring June 30, 2014. After November 30, 2011, we may accelerate the expiration date for the Warrants if the VWAP for our common stock on our principal trading market exceeds $2.80 per share for 20 consecutive trading days, and the average trading volume on that market during that 20 day period is not less than 0.2% of our free float. We also agreed that, if during the remainder of 2011, we approve another offering of our securities (a “Subsequent 2011 Offering”), the subscribers of the May 2011 Private Placement shall have the right to (a) surrender their unexercised Warrants in exchange for any warrants that the subscriber would have been entitled to receive had they subscribed under the Subsequent 2011 Offering instead of the May 2011 Private Placement (at the same aggregate subscription amount); and (b) receive any additional shares of our common stock that the subscriber would have been entitled to had they subscribed under the Subsequent 2011 Offering instead of the May 2011 Private Placement. The May 2011 Private Placement is being conducted pursuant to the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). On May 20, 2011, we closed the first tranche of the May 2011 Private Placement, selling a total of 2,484,554 Units for gross proceeds of $1,366,505. Each of the subscribers represented and warranted to the Company that they were accredited investors as that term is defined in Regulation D. There is no assurance that we will be able to sell the remaining Units offered under our 2011 Private Placement.

PLAN OF OPERATIONS

During the next nine months, we intend to proceed with our exploration and development program for the Columbus Project, while the Red Mountain Project remains not in active development.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources/reserves, and (b) to determine the feasibility of mining and extracting precious metals from the project.

(a)

Mineral Resources/Reserves: Exploration and development work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. The Company’s exploration efforts have focused on drilling both the sand and clay zones within the approximately 5,000 acre Columbus Project Area of Interest outlined by previous geochemical exploration work.

The 2008 and 2009 drilling program identified some 343 million tons of mineralized sand and/or clay material, including over 110 million inferred tons of sand material within Zone S North and Zone S South, grading 0.040 opt gold equivalent from the surface to 100 feet depth. (AuE opt = Au opt + 0.013 Ag opt)(based on $900/oz Au and $12/oz Ag). The boundaries of these mineralized zones were identified at a wide drill hole spacing (about ¼ mile X ½ mile). The 2010 drill program was designed to both infill drill and to extend these previously drilled mineralized zones. All drill programs have been conducted by independent and qualified third parties under strict Chain-of-Custody, Quality Assurance and Quality Control standards. Samples will continue to be assayed using caustic fusion and metal extraction methods.

The first phase of the 2010 drill program consisted of 147 holes drilled to a depth of 40 feet (permitted production mining depth) within the permitted 320-acre mine site area. The goal of this drilling was to further define the mineralogy and grades within these mineralized clays. The second phase of the 2010 drill program consisted of 28 holes to a depth of 200 feet within the clay and sand zones located in the northwest sector of the property. These holes were designed to both infill and extend the mineral resources in this area. The 2010 drill program was completed in October 2010, ahead of schedule and under budget. Results will be reported as received.

(b)

Feasibility Study: The Company currently has a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378 acre site (320 acre mine site and 58-acre mill site) at a mine rate of up to 792,000 tons per year. During the period 2008-2010 the Company developed a dredge mine, constructed a Pilot Plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led Ireland to focus on extraction of precious metals from the sands.

The company recently completed two bulk scale tests on sand material from the Columbus Basin. Bulk sand samples were taken from Zone S North and delivered to AuRIC Metallurgical Laboratories, in Salt Lake City, Utah, for gravity concentration and leach testing. The head grade of the samples were determined by caustic fusion assay. The sand material was then processed through a gravity concentration system and produced a concentrate. The grade of the concentrates was determined by caustic fusion assay and confirmed by fire assay. The concentrate was then leached by both cyanide and thiosulphate. The average net recovery of precious metals from head ore to leach in the two tests approximated 86%.

The 86% net recovery rate was significant, not only because it exceeded our 75% goal, but also that the extraction rates were consistent when processing both a high grade (0.082 opt Au) and average grade (0.049 opt Au) head ore sample. We have found the average head grade within Zone S North and Zone S South to be 0.040 opt AuE.

As earlier reported, a 100-foot composite drill-hole sample (5 lbs) of these sands was previously thiosulphate leached. The head grade of that composite material was 0.038 opt Au and 0.202 opt Ag. After a six-hour thiosulphate leach, it was determined that 90.7% of the gold and 95.4% of the silver were recovered into solution.

We are conducting additional bulk scale and onsite pilot tests to confirm and optimize the extraction of both gold and silver from the sand material and will report results in a timely manner as the test data is received.

If the operation of the pilot plant proves, to our satisfaction, that the Columbus Project is economically viable, we may seek to expand the production permitted area, reconfigure the production process and/or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation.

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

We anticipate spending approximately $2,445,000 on our exploration and development program and $250,000 on our capital expenditures for the Columbus Project from April 1, 2011 until March 31, 2012.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $90,000 for property payments and maintenance costs for the Red Mountain Project for the year ending March 31, 2012. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the period from April 1, 2011 until March 31, 2012:

Columbus Project
• Property Payments	$100,000
• Drilling Program and Mineralization Estimates	705,000
• Pilot Plant / Project Feasibility	1,640,000
Total for Columbus Project	$2,445,000
Red Mountain Project
• Property Acquisition and Maintenance Costs	$90,000
• Sampling Exploration Program	-
Total for Red Mountain Project	$90,000
General and Administration
Total for General and Administration	$1,775,000
Total Expected Expenses	$4,310,000
Total Expected Capital Expenditures	$250,000
Total Expected Cash Expenditures	$4,560,000

As of March 31, 2011, we had cash in the amount of $1,398,247 and a working capital surplus of $1,345,782. On May 20, 2011, we closed on the first tranche of our May 2011 Private Placement, receiving gross proceeds of $1,366,505. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from April 1, 2011 until March 31, 2012. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until September 30, 2011. Even if we are able to complete the sale of the remaining Units offered under our May 2011 Private Placement, of which there is no assurance, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. Other than the May 2011 Private Placement, we do not currently have any financing arrangements in place.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	March 31, 2011	March 31, 2010	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,578,304)	(1,244,983)	26.8%
Other Income	9,876	6,101	61.9%
Income Tax Benefit	459,070	330,405	38.9%
Net Loss	$(1,109,358)	$(908,477)	22.1%

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

Operating Expenses

Our operating expenses for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended		Percentage
	March 31, 2011	March 31, 2010	Increase / (Decrease)
Mineral exploration and evaluation expenses	$602,657	$311,889	93.2%
Mineral exploration and evaluation expenses – related party	137,708	124,149	10.9%
General and administrative	617,883	758,700	(18.6)%
General and administrative – related party	2,000	21,066	(90.5)%
Depreciation	203,056	14,179	1332.1%
Mineral and property holding costs	15,000	15,000	-%
Total Operating Expenses	$1,578,304	$1,244,983	26.8%

Our operating expenses for the quarter ended March 31, 2011 increased as compared with our quarter ended March 31, 2010. The increase in operating expenses was due to increases in mineral exploration and evaluation expenses.

The item “Mineral exploration and evaluation expenses – related party” represents amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects.

During our quarter ended March 31, 2011, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $32,708 in respect to reimbursable expenses paid for by Nanominerals. At March 31, 2011, we were indebted to Nanominerals in the amount of $48,839 for unpaid fees and reimbursable expenses.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At March 31, 2011	At December 31, 2010	Increase / (Decrease)
Current Assets	$1,580,532	$2,768,882	(42.9)%
Current Liabilities	(234,750)	(227,138)	3.4%
Working Capital Surplus	$1,345,782	$2,541,774	(47.1)%

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows used in Operating Activities	$(223,311)	$(1,109,102)
Cash Flows provided (used) in Investing Activities	19,379	(408,076)
Cash Flows from Financing Activities	0	4,792,007
Net Change in Cash During Period	$(203,932)	$3,274,829

At March 31, 2011, we had a working capital surplus of $1,345,782 as compared with a working capital surplus of $2,541,774 at December 31, 2010. The decrease in our working capital surplus is primarily attributable to decreases in cash from operating expenses, and purchases of property and equipment.

Financing Requirements

On May 20, 2011, we completed the first tranche of our May 2011 Private Placement, receiving gross proceeds of $1,366,505. A summary of the May 2011 Private Placement is provided under “Recent Corporate Developments.”

We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from April 1, 2011 until March 31, 2012. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until September 30, 2011. Even if we are able to complete the sale of the remaining Units offered under our May 2011 Private Placement, of which there is no assurance, we anticipate that we will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. Other than the May 2011 Private Placement, we do not currently have any financing arrangements in place.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the period ended March 31, 2011 included in this Quarterly Report on Form 10-Q.

Mineral properties

Costs of acquiring mineral properties are capitalized upon acquisition. Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over the proven and probable reserves. Mineral properties are assessed for impairment when circumstances indicate that the carrying amount may not be recoverable. Impairment losses are charged to operations at the time of impairment. When a property is sold or abandoned, a gain or loss is recognized and included in the consolidated statement of operations.

Mineral exploration and development costs

Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Property and equipment

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

Impairment of long-lived assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. If the sum of the estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels, operating costs, capital requirements and reclamation costs. We also consider our continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. Any impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. To date, no such impairments have been identified.

Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different from the estimates, as actual future quantities of recoverable minerals, commodity prices, and production levels and costs are each subject to significant risks and uncertainties.

Reclamation and remediation costs (asset retirement obligation)

We record a liability for the present value of the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted, and the asset will be depreciated over their expected useful lives. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

Accruals for reclamation and environmental matters totaled $275,338 at March 31, 2011 and December 31, 2010. We are in the exploration stage and are unable to determine the estimated timing of expenditures relating to these accruals at this time. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For additional information, see Note 14 of the financial statements included with this Quarterly Report on Form 10-Q.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2011, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, have concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $4,560,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending March 31, 2012. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until September 30, 2011. Even if we are able to complete the sale of the remaining Units offered under our May 2011 Private Placement, of which there is no assurance, we anticipate that we will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. Other than the May 2011 Private Placement, we do not currently have any financing arrangements in place.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 20, 2011, we completed the first tranche of our May 2011 Private Placement for gross proceeds of $1,366,505. A summary of the May 2011 Private Placement is provided in Part 1, Item 2 of this Quarterly Report under “Recent Corporate Developments.”

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Assignment Agreement dated for reference as of March 29, 2007, among Nanominerals Corp., the Company and Lorrie Archibald.(4)
10.3	Letter Agreement dated July 22, 2006 among Columbus Brine Inc., Columbus S.M. LLC and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.4	Letter Agreement dated March 15, 2007 between Red Mountain Mining and Nanominerals Corp., assigned to the Company by Nanominerals Corp.(11)
10.5	Agency Agreement dated effective as of June 19, 2007 between the Company and S & P Investors, Inc.(5)
10.6	Amendment Agreement to Assignment Agreement among the Company, Nanominerals Corp. and Lorrie Archibald, dated for reference as of August 8, 2007.(6)
10.7	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(7)
10.8	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(7)
10.9	Agreement and Plan of Merger dated December 14, 2007 among the Company, Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(8)
10.10	Amendment Agreement to Agreement and Plan of Merger entered into on January 31, 2008 among the Company, CBI Acquisition, Inc., Columbus Brine Inc., John T. Arkoosh, William Maghan and Lawrence E. Chizmar, Jr.(9)

Exhibit
Number	Description of Exhibit
10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(14)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(14)
10.14	Non-Qualified Stock Option Agreement for Michael A. Steele. (14)
10.15	Non-Qualified Stock Option Agreement for Mark H. Brennan.(14)
10.16	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(15)
10.17	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(16)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(15)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 20, 2011	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 20, 2011	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)