Form 10-Q
period 2011-06-30
IRELAND INC.
filed 2011-08-19
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
[X] Yes     [   ] No

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
As of August 18, 2011, the Registrant had 127,452,641 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010

ASSETS

Current assets
Cash	$2,713,869	$1,602,179
Short-term investments	-	878,608
Other receivables	20,000	30,000
Prepaid expenses	142,394	258,095
Prepaid expenses - related party	120,000	-

Total current assets	2,996,263	2,768,882

Property and equipment, net	3,694,261	4,081,820
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bonds	1,153,628	-
Reclamation bonds	33,368	908,368
Deposits	22,200	22,200

Total non-current assets	36,851,510	36,960,441

Total assets	$39,847,773	$39,729,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$97,924	$90,783
Accounts payable - related party	-	67,190
Accrued payroll and related taxes	66,436	45,875
Due to related party	23,290	23,290

Total current liabilities	187,650	227,138

Long-term liabilities
Accrued reclamation and remediation costs	472,338	275,338
Deferred income taxes	4,493,638	5,402,258

Total long-term liabilities	4,965,976	5,677,596

Total liabilities	5,153,626	5,904,734

Commitments and contingencies - Note 9	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 127,452,641 and 122,434,442 shares, respectively, issued and outstanding	127,452	122,434
Additional paid-in capital	51,546,103	48,299,851
Accumulated other comprehensive loss	(614)	(614)
Accumulated deficit during exploration stage	(16,978,794)	(14,597,082)

Total stockholders' equity	34,694,147	33,824,589

Total liabilities and stockholders' equity	$39,847,773	$39,729,323

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the Three Months Ended		For the Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	819,247	469,006	1,432,196	780,900	10,759,348
Mineral exploration and evaluation expenses - related party	136,343	162,667	274,050	286,814	2,857,169
General and administrative	551,229	824,719	1,158,821	1,583,418	7,596,795
General and administrative - related party	-	-	2,000	21,066	23,066
Depreciation	204,302	175,331	407,359	189,510	1,027,142
Mineral and property holding costs	15,000	15,000	30,000	30,000	500,500
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,726,121	1,646,723	3,304,426	2,891,708	23,073,020

Loss from operations	(1,726,121)	(1,646,723)	(3,304,426)	(2,891,708)	(23,073,020)

Other income (expense)
Interest income	4,219	8,319	14,094	17,913	332,984
Interest expense	-	-	-	(3,494)	(5,983)

Total other income (expense)	4,219	8,319	14,094	14,419	327,001

Loss before income taxes	(1,721,902)	(1,638,404)	(3,290,332)	(2,877,289)	(22,746,019)

Income tax benefit	449,550	448,744	908,620	779,149	5,767,225

Net loss	$(1,272,352)	$(1,189,660)	$(2,381,712)	$(2,098,140)	$(16,978,794)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	124,301,388	121,934,442	123,362,758	121,080,906

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity

Balance, December 31, 2009	110,899,442	$110,899	$42,099,452	$162,000	$-	$(9,906,028)	$32,466,323

Stock-based compensation	-	-	526,884	-	-	-	526,884

Sale of shares for cash, net of issuance costs	11,035,000	11,035	4,942,972	(162,000)	-	-	4,792,007

Net loss, June 30, 2010	-	-	-	-	-	(2,098,140)	(2,098,140)

Balance, June 30, 2010	121,934,442	$121,934	$47,569,308	$-	$-	$(12,004,168)	$35,687,074

Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$-	$(614)	$(14,597,082)	$33,824,589

Stock-based compensation	-	-	493,716	-	-	-	493,716

Sale of shares for cash, net of issuance costs	5,018,199	5,018	2,752,536	-	-	-	2,757,554

Net loss, June 30, 2011	-	-	-	-	-	(2,381,712)	(2,381,712)

Balance, June 30, 2011	127,452,641	$127,452	$51,546,103	$-	$(614)	$(16,978,794)	$34,694,147

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,381,712)	$(2,098,140)	$(16,978,794)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	407,359	189,510	1,027,142
Write-off of mineral rights	-	-	14,000
Stock-based expenses	493,716	526,884	3,386,039

Changes in operating assets and liabilities:
Other receivables	10,000	(30,000)	(20,000)
Prepaid expenses	(4,299)	(88,244)	(412,469)
Reclamation bonds and other deposits	875,000	-	(24,308)
Accounts payable and accrued liabilities	(39,488)	(33,382)	60,758
Deferred income taxes	(908,620)	(779,149)	(5,767,225)
Accrued reclamation and remediation costs	197,000	-	472,338

Net cash used in operating activities	(1,351,044)	(2,312,521)	(18,242,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,800)	(636,630)	(4,595,556)
Purchase of restricted investments held for reclamation bonds	(275,020)	-	(1,154,573)

Net cash used in investing activities	(294,820)	(636,630)	(5,750,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,760,009	4,803,750	27,240,719
Proceeds from option issuance	-	-	20,000
Stock issuance costs	(2,455)	(11,743)	(562,492)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	2,757,554	4,792,007	26,706,517

NET CHANGE IN CASH	1,111,690	1,842,856	2,713,869

CASH AT BEGINNING OF PERIOD	1,602,179	3,651,015	-

CASH AT END OF PERIOD	$2,713,869	$5,493,871	$2,713,869

SUPPLEMENTAL INFORMATION

Interest paid	$-	$3,494	$5,983

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $16,979,408 as of June 30, 2011. This amount is comprised of net loss from operations of $16,978,794 and other comprehensive loss of $614. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company’s financial instruments consist of restricted investments in U.S. treasury notes and certificates of deposit. These investments are classified within Level 1 of the fair value hierarchy as their fair value is determined using quoted prices in active markets.

Restricted investments held for reclamation bonds - Restricted investments serve as collateral for reclamation bonding. The investments are classified as available for sale and are recorded at fair value based on quoted market prices with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses are determined on a specific identification method and are recognized in the consolidated statement of operations.

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

The Company is in the exploration stage and is unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 37,978,875 and 36,123,675 as of June 30, 2011 and 2010, respectively.

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

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. The Company has evaluated all the recent accounting pronouncements and unless otherwise discussed, believes they will not have a material effect on the financial statements.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity, except investments by, and distributions to, owners, be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require presentation, on the face of the financial statements, of reclassification adjustments for items that are reclassified from other comprehensive income to net income. These new standards are effective beginning in the first quarter of 2012 and are to be applied retrospectively. These amended standards will impact the presentation of other comprehensive loss but will not impact our financial position or results of operations.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011			December 31, 2010
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(5,866)	$14,988	$20,854	$(4,376)	$16,478
Computers and equipment	44,770	(31,535)	13,235	41,165	(29,154)	12,011
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,924,475	(638,549)	2,285,926	2,934,409	(365,718)	2,568,691
Site equipment	1,177,707	(278,700)	899,007	1,151,578	(175,401)	976,177
Vehicles	23,595	(14,157)	9,438	23,595	(11,798)	11,797
Building	500,000	(58,333)	441,667	500,000	(33,334)	466,666

	$4,721,401	$(1,027,140)	$3,694,261	$4,701,601	$(619,781)	$4,081,820

Depreciation expense was $407,359 and $189,510 for the six month periods ended June 30, 2011 and 2010, respectively.

3.	MINERAL PROPERTIES

Columbus Project - As of December 31, 2007, the Company had earned a 15% interest in the Columbus Project by satisfying its option agreement requirements and had the right to merge with the corporation holding the remaining 85% interest in the Columbus Project in Esmeralda County, Nevada.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

The Company applied Emerging Issues Task Force (“EITF”) 98-03 (which has been superseded by ASC 805-10-25-1) with regard to the acquisition of the Columbus Project. The Company determined that the acquisition of the Columbus Project did not constitute an acquisition of a business, as that term is defined in ASC 805-10-55-4, and the Company recorded the acquisition as a purchase of assets.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

The following table reflects the recorded purchase consideration for the Columbus Project:

Purchase price:
Common stock issued	$20,000,000
Fair value of warrants issued	1,359,351
Acquisition costs	600,000

Total purchase price	21,959,351

Net deferred income tax liability assumed	10,261,194

Total	$32,220,545

The following table reflects the components of the Columbus Project:

Allocation of acquisition cost:
Mineral properties (including deferred tax liability assumed of $10,261,194)	$31,948,053
Property, plant and equipment	202,430
Deposits	44,720
Cash	6,570
Prepaid expenses	24,925
Accounts payable	(6,153)

Total	$32,220,545

Red Mountain Project - The Red Mountain Project, located in San Bernardino, California, is subject to an underlying option assignment agreement, as amended August 8, 2007. Under the terms of this agreement, to earn a 60% interest, the Company is required to pay $5,000 per month until December 31, 2011 and spend an aggregate of $1,200,000 in additional qualifying expenditures by December 31, 2011.

The Company may at any time during the life of the Red Mountain Project earn a 100% interest by paying $100,000, issuing shares of common stock with an aggregate value of $1,400,000 and issuing share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued. If the project achieves commercial production, the Company will be required to pay an additional $100,000, issue shares of common stock with an aggregate value of $2,400,000 and issue share purchase warrants to purchase up to an additional 25% of the number of shares of common stock to be issued. On July 20, 2011, the Company entered into an Amended and Restated Option Agreement (the “Amendment”) on the Red Mountain Project. The Amendment is more fully discussed in Note 12.

Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. treasury notes and certificates of deposit. At June 30, 2011 and December 31, 2010, cash bonding amounted to $33,368 and $908,368, respectively. At June 30, 2011, restricted investments amounted to $1,153,628 and exceeded bonding requirements by $3,608. The Company anticipates using the excess amount for future collateral requirements.

Reclamation and remediation activities - Changes in the Company’s accrued reclamation and remediation costs for the six month period ended June 30, 2011 and for the year ended December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010

Accrued reclamation and remediation – opening balance	$275,338	$275,338
Adjustment reflecting updated estimates	197,000	-

Accrued reclamation and remediation – ending balance	$472,338	$275,338

The balance of accrued reclamation and remediation costs relates to the Columbus Project. The adjustment to the reclamation and remediation accrual made during the six month period ended June 30, 2011 resulted from additional equipment and housing at the Columbus Project site.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS EQUITY

Issuance of common stock - For the six month period ended June 30, 2011, the Company completed the following private placement:

•

On June 8, 2011, the Company completed the 2011 Private Placement offering of up to 5,500,000 units at a price of $0.55 per unit. Under the 2011 Private Placement, the Company issued a total of 5,018,199 units for gross proceeds of $2,760,009. Fees related to this private placement were $2,455.

Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.80 per share expiring June 30, 2014. After November 30, 2011, the Company may accelerate the expiration date for the warrants if the volume weighted average price for its common stock on its principal trading market exceeds $2.80 per share for 20 consecutive trading days, and the average trading volume on that market during that 20 day period is not less than 0.2% of the Company's free float. The Company has also agreed that, if during the remainder of 2011, it approves another offering of its securities (a “Subsequent 2011 Offering”), the subscribers of the 2011 Private Placement shall have the right to (a) surrender their unexercised warrants in exchange for any warrants that the subscriber would have been entitled to receive had they subscribed under the Subsequent 2011 Offering instead of the 2011 Private Placement (at the same aggregate subscription amount); and (b) receive any additional shares of the Company's common stock that the subscriber would have been entitled to had they subscribed under the Subsequent 2011 Offering instead of the 2011 Private Placement.

Private Placement Warrants - A summary of investor warrant activity for the six month period ended June 30, 2011 is as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2010	28,121,857	$0.75 - 2.39	2.43

Forfeited/expired	-	-	-
Granted	2,509,100	0.80	3.00

Outstanding and exercisable, June 30, 2011	30,630,957	$0.75 - 2.39	2.02

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Stock-Based Compensation” in Note 5.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2011, the Company had granted 5,991,916 options under the Plan, of which, 5,212,197 were outstanding.

Stock warrants – From time to time the Company grants stock warrants to consultants for services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

Valuation of awards - At June 30, 2011, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

2011

Dividend yield	-
Expected volatility	69.4%
Risk-free interest rate	2.04 - 2.31%
Expected life (years)	2.75 – 4.25

For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. No market-based stock options were granted during the six month period ended June 30, 2011.

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

Stock-based compensation activity - During the six month period ended June 30, 2011, the Company granted stock-based awards as follows:

a)

On April 8, 2011, the Company granted nonqualified stock options under the Plan for the purchase of 200,000 shares of common stock at $0.36 per shares to an officer. 50,000 of the options were immediately vested with the remaining options vesting 50,000 each on June, 30, 2011, September 30, 2011 and December 30, 2011. The options expire five years after the date that they vest.

b)

On March 21, 2011, the Company granted nonqualified stock options under the Plan for the purchase of 100,000 shares of common stock at $0.23 per share. The options were granted to a consultant of the Company, are fully vested and expire on March 20, 2016. The exercise price of the stock options was less than the closing price of the Company’s common stock which was $0.26 on the grant date.

Total expense for the six month periods ended June 30, 2011 and 2010 related to the granting and vesting of all share based payments was $493,716 and $526,884, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	9,412,197	$0.50	2.79
Options/warrants granted	300,000	0.32	4.99
Options/warrants exercised	-	-	-
Options/warrants expired	-	-	-
Options/warrants cancelled	(200,000)	0.53	-

Balance, June 30, 2011	9,512,197	$0.50	2.30

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2011:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2010	3,411,666	$0.40
Granted	200,000	0.16
Vested	(526,667)	0.31
Forfeited	-	-

Unvested, June 30, 2011	3,084,999	$0.40

As of June 30, 2011, there was $503,785 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2011	$458,524
2012	45,261

Total	$503,785

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the six month period ended June 30, 2011, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	37,534,054	$0.92	2.52
Options/warrants granted	2,809,100	0.75	3.22
Options/warrants expired/cancelled	(200,000)	0.53	-
Options/warrants exercised	-	-	-

Balance, June 30, 2011	40,143,154	$0.91	2.09

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carryforward	$6,357,698	$5,541,704
Option compensation	1,099,715	940,019
Property, plant & equipment	215,524	122,898
Unrealized losses on investments	331	331
Reclamation and remediation costs	165,318	96,368

Gross deferred income tax assets	7,838,586	6,701,320
Less: valuation allowance	(1,265,033)	(1,036,387)

Net deferred income tax assets	6,573,553	5,664,933

Deferred income tax liabilities:

Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liabilities	$4,493,638	$5,402,258

A valuation allowance was established for deferred tax assets related to option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2011 and December 31, 2010.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES (continued)

A reconciliation of the tax benefit for the six month periods ended June 30, 2011 and 2010 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2011	2010

Income tax benefit based on statutory tax rate	$1,151,616	$1,007,050

Reconciling items:
Non-deductible items	(14,350)	(1,633)
Change in valuation allowance	(228,646)	(226,268)

Income tax benefit	$908,620	$779,149

The Company had cumulative net operating losses of approximately $18,164,851 and $15,833,440 as of June 30, 2011 and December 31, 2010, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2031.

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

The Company paid the $30,000 rental payments due on June 30, 2011 and 2010, respectively. The annual rental payment consists of $3,651 in payments to each of the eight owners of DDB Syndicate and reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms.

Rental expense resulting from this operating lease agreement was $35,850 and $31,800 for the six month periods ended June 30, 2011 and 2010, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Red Mountain Project – Pursuant to the option assignment agreement, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Red Mountain Project is further discussed in Note 3.

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2012 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonding” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2011, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2011, the Company had deposits in excess of FDIC insured limits in the amount of $1,626,936.

Concentration of activity - For the six months ended June 30, 2011, the Company purchased services from two major vendors, NMC and Western Analytical, which exceeded more than 10% of total purchases and amounted to $274,050 and $224,373, respectively. In addition, the Company paid NMC $120,000 as a deposit on equipment purchases.

11.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock. The Columbus Project and the Red Mountain Project are further discussed in Note 3.

During the six month period ended June 30, 2011, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the six month period ended June 30, 2011, the Company incurred total fees and reimbursements of expenses to NMC of $210,000 and $64,050, respectively. Additionally, the Company paid NMC $120,000 as a deposit on equipment purchases which is included in prepaid expenses. At June 30, 2011, no amounts were due to NMC.

Due to related parties includes amounts due to former officers of the Company. At June 30, 2011, the remaining amount of due to related parties was $23,290.

For the six month period ended June 30, 2010, the Company incurred fees of $2,000 for services performed by one of its independent directors, Mark Brennan.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	SUBSEQUENT EVENTS

Red Mountain Project – On July 20, 2011, the Company entered into an Amended and Restated Option Agreement (the “Amendment”) on the Red Mountain Project. The Amendment acknowledged that the Company has earned an undivided 30.6% interest in the original Red Mountain Claims and amended the terms of the original Letter Agreement as follows:

a)

To maintain the buyout option, the Company is required to pay $8,000 per month effective July 1, 2011 until December 31, 2016 and spend an aggregate of $600,000 in additional qualifying expenditures by December 31, 2016. For each $2,000 in qualifying expenditures, the Company will earned 0.1% interest in in the Red Mountain Claims, up to a maximum of an additional 29.4% interest.

Upon signing the Amendment, the Company prepaid $35,000 to be applied toward the monthly rental payments.

b)

The Company may at any time during the life of the Red Mountain Project earn a 100% interest by paying $200,000 and by issuing shares with an aggregate value of $2,800,000 if the option is exercised prior to March 31, 2012 or $3,800,000 if the option is exercised after March 31, 2012. The share price will be equal to the volume weighted average trading price during the 20 trading days immediately prior to the date of the notice of exercise.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended March 31, 2011:

1.

On April 8, 2011, our Board of Directors fixed the compensation for its independent directors for the year ending December 31, 2011. Retroactive to January 1, 2011, each of our independent directors is entitled to receive cash compensation in the amount of $3,000 for each month during which he or she acts in that capacity.

2.

Also on April 8, 2011, Mark H. Brennan, our sole independent director, was granted non-qualified stock options pursuant to our 2007 Stock Incentive Plan to purchase an aggregate of 200,000 shares of our common stock, vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price Per
Vest	Share	Vesting Date	Expiration Date
50,000	$0.36	Immediately	March 30, 2016
50,000	$0.36	June 30, 2011	June 29, 2016
50,000	$0.36	September 30, 2011	September 29, 2016
50,000	$0.36	December 31, 2011	December 30, 2016

Under the terms of the option agreement between the Company and Mr. Brennan with respect to the above grants, each of the options granted to Mr. Brennan will automatically vest and become exercisable upon the occurrence of a change in control of the Company.

3.

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

4.

On May 20, 2011, our Board of Directors approved a private placement offering (the “May 2011 Private Placement”) of up to 5,500,000 units (a “Unit”) at a price of $0.55 per Unit. Each Unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant (a “Warrant”) entitles the holder to purchase one additional share of our common stock at a price of $0.80 per share for a period expiring June 30, 2014. After November 30, 2011, we may accelerate the expiration date for the Warrants if the volume weighted average trading price (“VWAP”) for our common stock on our principal trading market exceeds $2.80 per share for 20 consecutive trading days, and the average trading volume on that market during that 20 day period is not less than 0.2% of our free float. We also agreed that, if during the remainder of 2011, we approve another offering of our securities (a “Subsequent 2011 Offering”), the subscribers of the May 2011 Private Placement shall have the right to (a) surrender their unexercised Warrants in exchange for any warrants that the subscriber would have been entitled to receive had they subscribed under the Subsequent 2011 Offering instead of the May 2011 Private Placement (at the same aggregate subscription amount); and (b) receive any additional shares of our common stock that the subscriber would have been entitled to had they subscribed under the Subsequent 2011 Offering instead of the May 2011 Private Placement. The May 2011 Private Placement is being conducted pursuant to the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933 . On May 20, 2011, we closed the first tranche of the May 2011 Private Placement, selling a total of 2,484,554 Units for gross proceeds of $1,366,505. On June 3, 2011, we issued 2,083,645 Units for gross proceeds of $1,146,005, and on June 8, 2011, we issued an additional 450,000 Units for gross proceeds of $247,500. These issuances represented Tranches 2 and 3 of the May 2011 Private Placement. A total of 5,018,199 Units have been sold under the May 2011 Private Placement, for total gross proceeds of $2,760,009. The May 2011 Private Placement offering has now been closed.

5.

On July 20, 2011, we entered into an amended and restated option agreement on the Red Mountain Project (the “Amended Red Mountain Option”). The Amended Red Mountain Option replaces the Red Mountain Letter Agreement under which we had previously earned a 30.6% undivided interest in the Red Mountain Project. Under the terms of the Amended Red Mountain Option, we have the option (the “Buyout Option”) to buyout all of the optionor’s interest in the Red Mountain Project by paying to the optionor $200,000 in cash and (i) if the Buyout Option is exercised on or before March 31, 2012, issuing to the optionor $2,800,000 worth of our common stock, or (ii) if the Buyout Option is exercised after March 31, 2012, issuing to the optionor $3,800,000 worth of our common stock. If we exercise the Buyout Option, of which there is no assurance, we will own 100% of the Red Mountain Project. We have until December 31, 2016 to exercise the Buyout Option.

To maintain the Buyout Option, we must (i) pay the optionor the sum of $8,000 per month, and (ii) spend a total of $600,000 on the Red Mountain Project. For every $2,000 that we spend on the Red Mountain Project, we will earn an additional 0.1% undivided interest, up to an additional 29.4% undivided interest (which would bring our total undivided interest in the Red Mountain Project to 60.0%). On execution of the Amended Red Mountain Option, we prepaid $35,000 to the optionor to be applied against the monthly payment amounts.

The project acreage of all claims now totals 13,729.

6.

On August 9, 2011, we granted share purchase warrants to a consultant, pursuant to which the warrant holder may purchase up to 500,000 shares of our common stock at a price of $0.75 per share. Of this amount, the holder was entitled to exercise warrants to purchase up to 125,000 shares of our common stock on issuance of the warrants, with the remaining warrants vesting in 125,000 share increments on September 30, 2011, December 31, 2011 and March 30, 2012, respectively. All unvested warrants will vest and become exercisable upon a change in control of the Company or if we sell a greater than 50% interest in our Columbus Project. The warrants were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D. The consultant represented and warranted to us that he is an accredited investor as defined in Regulation D.

PLAN OF OPERATIONS

During the next twelve months, we intend to proceed with our exploration and development program for the Columbus Project, while the Red Mountain Project remains not in active development.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources, and (b) to determine the feasibility of mining and extracting precious metals from the project.

(a)

Mineral Resources: Exploration and development work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. The Company’s exploration efforts have focused on drilling both the sand and clay zones within the approximately 5,000 acre Columbus Project Area of Interest outlined by previous geochemical exploration work.

The 2008 and 2009 drilling programs identified some 343 million tons of mineralized sand and/or clay material, including over 110 million inferred tons of sand material within Zone S North and Zone S South, grading 0.040 opt gold equivalent from the surface to 100 feet depth. (AuE opt = Au opt + 0.013 Ag opt)(based on $900/oz Au and $12/oz Ag). The boundaries of these mineralized zones were identified at a wide drill hole spacing (about ¼ mile X ½ mile). The 2010 drill program was designed to both infill drill and to extend these previously drilled mineralized zones. All drill programs have been conducted by independent and qualified third parties under strict Chain-of-Custody, Quality Assurance and Quality Control standards. Samples will continue to be assayed using caustic fusion and metal extraction methods.

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

The company recently completed nine bulk scale tests on sand material from the Columbus Basin. Bulk sand samples were taken from Zone S North and delivered to AuRIC Metallurgical Laboratories, in Salt Lake City, Utah, for gravity concentration and leach testing. The head grade of the samples were determined by caustic fusion assay. The sand material was then leached directly or processed through a gravity concentration system and produced a concentrate. The grade of the concentrates were determined by caustic fusion assay and confirmed by fire assay. The concentrate was then leached by both cyanide and thiosulphate. The average net recovery of precious metals from head ore to leach in the nine tests approximated 86%.

We have installed new pilot plant processing equipment onsite and are conducting additional bulk scale and onsite pilot tests to confirm and optimize the extraction of both gold and silver from the sand material and will report results in a timely manner as the test data is received.

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

We anticipate spending approximately $3,810,000 on our exploration and development program and $105,000 on our capital expenditures for the Columbus Project from July 1, 2011 until June 30, 2012.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $90,000 for property payments and maintenance costs for the Red Mountain Project for the year ending June 30, 2012. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the period from July 1, 2011 until June 30, 2012:

Columbus Project
• Property Payments	$ 280,000
• Drilling Program and Mineralization Estimates	1,836,000
• Pilot Plant / Project Feasibility	1,694,000
Total for Columbus Project	$ 3,810,000
Red Mountain Project
• Property Acquisition and Maintenance Costs	$ 90,000
• Sampling Exploration Program
Total for Red Mountain Project	$ 90,000
General and Administration
Total for General and Administration	$ 1,825,000
Total Expected Expenses	$ 5,725,000
Total Expected Capital Expenditures	$ 105,000
Total Expected Cash Expenditures	$ 5,830,000

     As of June 30, 2011, we had cash in the amount of $2,713,869 and a working capital surplus of $2,808,613. On June 8, 2011, we closed our May 2011 Private Placement, receiving total gross proceeds of $2,760,009. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from July 1, 2011 until June 30, 2012. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until January 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended June 30		Percentage	Six Months Ended June 30		Percentage
			Increase /			Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(1,726,121)	(1,646,723)	5%	(3,304,426)	(2,891,708)	14%
Other Income (Expense)	4,219	8,319	(49)%	14,094	14,419	(2)%
Income Tax Benefit	449,550	448,744	0%	908,620	779,149	17%
Net Loss	$(1,272,352)	$(1,189,660)	7%	$(2,381,712)	$(2,098,140)	14%

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

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2011 and 2010 consisted of the following

	Three Months Ended			Six Months Ended
	June 30		Percentage	June 30		Percentage
			Increase /			Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Mineral exploration and evaluation expenses	$819,247	$469,006	75%	$1,432,196	$780,900	83%
Mineral exploration and evaluation expenses – related party	136,343	162,667	(16)%	274,050	286,814	(4)%
General and administrative	551,229	824,719	(33)%	1,158,821	1,583,418	(27)%
General and administrative - related party	-	-	0%	2,000	21,066	(91)%
Depreciation	204,302	175,331	17%	407,359	189,510	115%
Mineral and property holding costs	15,000	15,000	0%	30,000	30,000	0%
Total Operating Expenses	$1,726,121	$1,646,723	5%	$3,304,426	$2,891,708	14%

Our operating expenses for the quarter ended June 30, 2011 increased as compared with our quarter ended June 30, 2010. This increase was due in part to increases in mineral exploration and evaluation expenses, specifically increases in the metallurgical, assaying and related supplies expenses. In addition, the reclamation and remediation accrual was increased during the quarter in recognition of increased equipment and housing on site. Additionally, general & administrative expenses decreased for the quarter ended as compared with the quarter ended June 30, 2010 due to decreases in accounting, consulting, legal, and travel expenses.

The item “Mineral exploration and evaluation expenses – related party” represents amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects.

During our quarter ended June 30, 2011, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $31,343 in respect to reimbursable expenses paid for by Nanominerals. In addition, the Company paid Nanominerals $120,000 as a deposit on equipment which is included in prepaid expenses.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2011	At December 31, 2010	Increase / (Decrease)
Current Assets	$2,996,263	$2,768,882	8%
Current Liabilities	(187,650)	(227,138)	(17)%
Working Capital	$2,808,613	$2,541,774	10%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows used in Operating Activities	$(1,351,044)	$(2,312,521)
Cash Flows used in Investing Activities	(294,820)	(636,630)
Cash Flows from Financing Activities	2,757,554	4,792,007
Net Change in Cash During Period	$1,111,690	$1,842,856

At June 30, 2011 we had a working capital surplus of $2,808,613 as compared with a working capital surplus of $2,541,774 at December 31, 2010. The increase in our working capital surplus is primarily attributable to an increase in cash from closing our May 2011 Private Placement less the operating expenses incurred during the period.

Financing Requirements

As of June 30, 2011, we had cash in the amount of $2,713,869 and a working capital surplus of $2,808,613. On June 8, 2011, we closed our May 2011 Private Placement, receiving total gross proceeds of $2,760,009. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from July 1, 2011 until June 30, 2012. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until January 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the period ended June 30, 2011 included in this Quarterly Report on Form 10-Q.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                 CONTROLS AND PROCEDURES.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2011, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the second quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to report the results of our exploration activities promptly after those results have been received and analysed. However, there is no assurance that the test results reported by us will be indicative of extraction rates throughout our mineral properties. We have not yet established proved or probable reserves on the Columbus Project or on our other mineral properties and additional exploration work will be required before proved or probable reserves can be established.

We will likely require additional financing to complete our exploration and development programs for our mineral projects.

We expect to spend approximately $5,830,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending June 30, 2012. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until January 31, 2012. We will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

In order to maintain the rights to our mineral projects, we will be required to make annual filings and pay fees with federal and state regulatory authorities. On June 16, 2011, the Governor of Nevada approved Senate Bill 493 (SB 493), which repealed a one-time tiered fee hike on mining claims in Nevada. SB 493 also eliminated a number of tax deductions that had previously been available for companies with mining operations in Nevada. However, we are currently an exploration stage company and do not have significant mineral extraction activities or any revenues from mining operations and do not expect the elimination of these tax deductions to have a significant impact on our current exploration activities or financial prospects. However, if we do, in the future engage in significant mineral extraction operations, of which there is no assurance, the elimination of these tax deductions could affect our future financial results.

In addition to claim maintenance fees, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on our mineral properties. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our mineral rights to lapse.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended June 30, 2011, we closed our May 2011 Private Placement, receiving total gross proceeds of $2,760,009. A summary of our May 2011 Private Placement is provided in Item 2 of this Quarterly Report.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                 OTHER INFORMATION.

On July 20, 2011, we entered into an amended and restated option agreement on the Red Mountain Project (the “Amended Red Mountain Option”). A summary of the Amended Red Mountain Option is provided in Item 2 of this Quarterly Report.

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

Exhibit
Number	Description of Exhibit
10.11	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(12)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(14)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(14)
10.14	Non-Qualified Stock Option Agreement for Michael A. Steele. (14)
10.15	Non-Qualified Stock Option Agreement for Mark H. Brennan.(14)
10.16	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(15)
10.17	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(16)
10.18	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(15)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2008.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on September 28, 2004.
(11)	Filed as a Schedule to Exhibit 10.2.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	August 19, 2011	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 19, 2011	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)