Form 10-Q
period 2011-09-30
IRELAND INC.
filed 2011-11-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
As of November 9, 2011, the Registrant had 127,452,641 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010

ASSETS

Current assets
Cash	$1,625,471	$1,602,179
Short-term investments	-	878,608
Other receivables	20,989	30,000
Prepaid expenses	74,730	258,095
Deposits - related party	195,000	-

Total current assets	1,916,190	2,768,882

Property and equipment, net	3,543,971	4,081,820
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bonds	1,194,533	-
Reclamation bonds	40,000	908,368
Deposits	2,200	22,200

Total non-current assets	36,728,757	36,960,441

Total assets	$38,644,947	$39,729,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$102,453	$90,783
Accounts payable - related party	-	67,190
Accrued payroll and related taxes	68,064	45,875
Due to related party	23,290	23,290

Total current liabilities	193,807	227,138

Long-term liabilities
Accrued reclamation and remediation costs	572,338	275,338
Deferred income taxes	3,334,597	5,402,258

Total long-term liabilities	3,906,935	5,677,596

Total liabilities	4,100,742	5,904,734

Commitments and contingencies - Note 9	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 127,452,641 and 122,434,442 shares, respectively, issued and outstanding	127,452	122,434
Additional paid-in capital	51,930,257	48,299,851
Accumulated other comprehensive income (loss)	25,557	(614)
Accumulated deficit during exploration stage	(17,539,061)	(14,597,082)

Total stockholders' equity	34,544,205	33,824,589

Total liabilities and stockholders' equity	$38,644,947	$39,729,323

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	760,890	1,077,039	2,187,861	1,887,936	11,515,013
Mineral exploration and evaluation expenses - related party	122,296	136,827	396,346	423,641	2,979,465
General and administrative	632,353	698,765	1,796,402	2,252,184	8,234,376
General and administrative - related party	-	-	2,000	21,066	23,066
Depreciation	206,312	181,009	613,670	370,521	1,233,453
Mineral and property holding costs	23,750	15,000	53,750	45,000	524,250
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,745,601	2,108,640	5,050,029	5,000,348	24,818,623

Loss from operations	(1,745,601)	(2,108,640)	(5,050,029)	(5,000,348)	(24,818,623)

Other income (expense)
Interest income	11,691	9,310	25,787	27,223	344,677
Interest expense	-	(234)	-	(3,728)	(5,983)

Total other income (expense)	11,691	9,076	25,787	23,495	338,694

Loss before income taxes	(1,733,910)	(2,099,564)	(5,024,242)	(4,976,853)	(24,479,929)

Income tax benefit	1,173,643	564,611	2,082,263	1,343,760	6,940,868

Net loss	$(560,267)	$(1,534,953)	$(2,941,979)	$(3,633,093)	$(17,539,061)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	127,452,641	121,934,442	124,741,033	121,368,545

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Income (Loss)	Stage	Equity
Balance, December 31, 2009	110,899,442	$110,899	$42,099,452	$162,000	$-	$(9,906,028)	$32,466,323
Stock-based compensation	-	-	892,928	-	-	-	892,928
Sale of shares for cash, net of issuance costs	11,035,000	11,035	4,942,972	(162,000)	-	-	4,792,007
Unrealized gain on investments, net of $8,018 deferred tax	-	-	-	-	14,890	-	14,890
Net loss, September 30, 2010	-	-	-	-	-	(3,633,093)	(3,633,093)
Balance, September 30, 2010	121,934,442	$121,934	$47,935,352	$-	$14,890	$(13,539,121)	$34,533,055
Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$-	$(614)	$(14,597,082)	$33,824,589
Stock-based compensation	-	-	877,870	-	-	-	877,870
Sale of shares for cash, net of issuance costs	5,018,199	5,018	2,752,536	-	-	-	2,757,554
Unrealized gain on investments, net of deferred tax $14,271	-	-	-	-	26,171	-	26,171
Net loss, September 30, 2011	-	-	-	-	-	(2,941,979)	(2,941,979)
Balance, September 30, 2011	127,452,641	$127,452	$51,930,257	$-	$25,557	$(17,539,061)	$34,544,205

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,941,979)	$(3,633,093)	$(17,539,061)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	613,670	370,521	1,233,453
Write-off of mineral rights	-	-	14,000
Stock-based expenses	877,870	892,928	3,770,193

Changes in operating assets and liabilities:
Other receivables	9,011	(30,000)	(20,989)
Prepaid expenses and deposits	(11,635)	(49,859)	(419,804)
Reclamation bonds and other deposits	888,368	-	(10,940)
Accounts payable and accrued liabilities	(33,331)	211,152	66,915
Deferred income taxes	(2,082,263)	(1,343,760)	(6,940,868)
Accrued reclamation and remediation costs	297,000	-	572,338

Net cash used in operating activities	(2,383,289)	(3,582,111)	(19,274,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(75,821)	(818,644)	(4,651,578)
Purchase of restricted investments held for reclamation bonds	(275,152)	(875,724)	(1,154,705)

Net cash used in investing activities	(350,973)	(1,694,368)	(5,806,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,760,009	4,965,750	27,240,719
Proceeds from option issuance	-	-	20,000
Stock issuance costs	(2,455)	(11,743)	(562,492)
Common stock subscribed	-	(162,000)	-
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	2,757,554	4,792,007	26,706,517

NET CHANGE IN CASH	23,292	(484,472)	1,625,471

CASH AT BEGINNING OF PERIOD	1,602,179	3,651,015	-

CASH AT END OF PERIOD	$1,625,471	$3,166,543	$1,625,471

SUPPLEMENTAL INFORMATION

Interest paid	$-	$3,728	$5,983

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $17,513,504 as of September 30, 2011. This amount is comprised of net loss from operations of $17,539,061 and other comprehensive income of $25,557. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, accrued reclamation and remediation costs and the realizability of deferred tax assets. Actual results could differ from those estimates.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 39,014,456 and 36,670,762 as of September 30, 2011 and 2010, respectively.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011			December 31, 2010
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(6,611)	$14,243	$20,854	$(4,376)	$16,478
Computers and equipment	45,370	(32,667)	12,703	41,165	(29,154)	12,011
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(775,223)	2,150,508	2,934,409	(365,718)	2,568,691
Site equipment	1,231,872	(332,780)	899,092	1,151,578	(175,401)	976,177
Vehicles	23,595	(15,337)	8,258	23,595	(11,798)	11,797
Building	500,000	(70,833)	429,167	500,000	(33,334)	466,666

	$4,777,422	$(1,233,451)	$3,543,971	$4,701,601	$(619,781)	$4,081,820

Depreciation expense was $613,670 and $370,521 for the nine month periods ended September 30, 2011 and 2010, respectively.

3.	MINERAL PROPERTIES

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

The Company applied ASC 805-10-25-1 (formerly Emerging Issues Task Force (“EITF”) 98-03) with regard to the acquisition of the Columbus Project. The Company determined that the acquisition of the Columbus Project did not constitute an acquisition of a business, as that term is defined in ASC 805-10-55-4, and the Company recorded the acquisition as a purchase of assets.

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

Pursuant to the option assignment agreement the Company granted a 5% net smelter return royalty to NMC.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At September 30, 2011 and December 31, 2010, cash bonding amounted to $40,000 and $908,368, respectively. At September 30, 2011, restricted investments amounted to $1,194,533 and exceeded bonding requirements by $44,533. The Company anticipates using the excess amount for future collateral requirements.

Reclamation and remediation activities - Changes in the Company’s accrued reclamation and remediation costs for the nine month period ended September 30, 2011 and for the year ended December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010

Accrued reclamation and remediation – opening balance	$275,338	$275,338
Adjustment reflecting updated estimates	297,000	-

Accrued reclamation and remediation – ending balance	$572,338	$275,338

The balance of accrued reclamation and remediation costs relates to the Columbus Project. The adjustment to the reclamation and remediation accrual made during the nine month period ended September 30, 2011 resulted from additional equipment and housing at the Columbus Project site.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - For the nine month period ended September 30, 2011, the Company completed the following private placement:

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

The Company determined that the warrants were not afforded equity classification because the warrants are not freestanding and are not considered to be indexed to the Company’s own stock due to the anti-dilution provisions. In addition, the Company determined that the anti-dilution provisions shield the warrant holders from the dilutive effects of subsequent security issuances and therefore the economic characteristics and risks of the warrants are not clearly and closely related to the Company’s common stock. Accordingly, if material, the warrants would be treated as a derivative liability and would be carried at fair value. The Company determined that the fair value of the derivative warrant liability was not material and therefore the fair value of the warrants was not reclassified from equity. The anti-dilution provision expires on December 31, 2011.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY (continued)

Private Placement Warrants - A summary of investor warrant activity for the nine month period ended September 30, 2011 is as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2010	28,121,857	$0.75 - 2.39	2.43

Forfeited/expired	-	-	-
Granted	2,509,100	0.80	2.75

Outstanding and exercisable, September 30, 2011	30,630,957	$0.75 - 2.39	1.77

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2011, the Company had granted 7,866,916 options under the Plan, of which, 7,049,697 were outstanding.

Stock warrants – From time to time the Company grants stock warrants to consultants for services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

Valuation of awards - At September 30, 2011, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

2011

Dividend yield	-
Expected volatility	68.66% - 83.36%
Risk-free interest rate	0.33% - 2.31%
Expected life (years)	2.75 – 7.88

For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair value of market-based options granted:

2011

Dividend yield	-
Expected volatility	83.36%
Risk-free interest rate	2.23%
Expected life (years)	4.75

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

Stock-based compensation activity - During the nine month period ended September 30, 2011, the Company granted stock-based awards as follows:

a)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 975,000 shares of common stock at $0.75 per share. The options were granted to officers and employees. 343,750 of the options are fully vested. 631,250 of the options vest at various dates through December 31, 2013. All of the options expire five years after the date that they vest.

b)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 300,000 shares of common stock at $0.75 per share to officers of the Company. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At September 30, 2011, management determined that achievement of the performance conditions were probable.

c)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 300,000 shares of common stock at $0.75 per share to officers of the Company. The options vest upon the Company’s stock achieving certain market- based targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

d)

On August 9, 2011, the Company granted stock warrants for the purchase of 500,000 shares of common stock at $0.75 per share to a consultant. 25% of the warrants were immediately vested and the remaining warrants vest 25% on September 30, 2011, December 31, 2011 and March 31, 2012. The warrants expire on June 30, 2014.

e)

On April 8, 2011, the Company granted stock options under the Plan for the purchase of 200,000 shares of common stock at $0.36 per shares to an officer. 50,000 of the options were immediately vested with the remaining options vesting 50,000 each on June, 30, 2011, September 30, 2011 and December 30, 2011. The options expire five years after the date that they vest.

f)

On March 21, 2011, the Company granted stock options under the Plan for the purchase of 100,000 shares of common stock at $0.23 per share. The options were granted to a consultant of the Company, are fully vested and expire on March 20, 2016. The exercise price of the stock options was less than the closing price of the Company’s common stock which was $0.26 on the grant date.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

Total expense for the nine month periods ended September 30, 2011 and 2010 related to the granting and vesting of all share based payments was $877,870 and $892,928, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	9,412,197	$0.50	2.79
Options/warrants granted	2,375,000	0.70	6.00
Options/warrants exercised	-	-	-
Options/warrants expired	(37,500)	1.88	-
Options/warrants cancelled	(200,000)	0.53	-

Balance, September 30, 2011	11,549,697	$0.54	2.80

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2011:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2010	3,411,666	$0.40
Granted	1,806,250	0.26
Vested	(956,667)	0.25
Forfeited	-	-

Unvested, September 30, 2011	4,261,249	$0.37

As of September 30, 2011, there was $686,874 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2011	$292,204
2012	263,029
2013	131,641

Total	$686,874

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the nine month period ended September 30, 2011, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	37,534,054	$0.92	2.52
Options/warrants granted	4,884,100	0.75	4.05
Options/warrants cancelled	(200,000)	0.53	-
Options/warrants expired	(37,500)	1.88	-

Balance, September 30, 2011	42,180,654	$0.90	2.05

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carryforward	$6,749,176	$5,541,704
Option compensation	1,227,043	940,019
Property, plant & equipment	261,378	122,898
Unrealized losses on investments	-	331
Reclamation and remediation costs	200,318	96,368

Gross deferred income tax assets	8,437,915	6,701,320
Less: valuation allowance	(691,050)	(1,036,387)

Net deferred income tax assets	7,746,865	5,664,933

Deferred income tax liabilities:

Unrealized gains on investments	14,271	-
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liabilities	$3,334,597	$5,402,258

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2011 and December 31, 2010.

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company’s deferred tax liabilities are depletable. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The reversal of the deferred tax liabilities is sufficient to support the net deferred tax assets.

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

A reconciliation of the tax benefit for the nine month periods ended September 30, 2011 and 2010 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2011	2010

Income tax benefit based on statutory tax rate	$1,758,485	$1,741,899

Reconciling items:
Non-deductible items	(21,559)	(1,729)
Change in valuation allowance	345,337	(396,410)

Income tax benefit	$2,082,263	$1,343,760

The Company had cumulative net operating losses of approximately $19,283,359 and $15,833,440 as of September 30, 2011 and December 31, 2010, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2031.

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

Rental expense resulting from this operating lease agreement was $53,775 and $49,725 for the nine month periods ended September 30, 2011 and 2010, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Red Mountain Project – Pursuant to the option assignment agreement the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Red Mountain Project is further discussed in Note 3.

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2012 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2011, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2011, the Company had deposits in excess of FDIC insured limits in the amount of $519,334.

Concentration of activity - For the nine months ended September 30, 2011, the Company purchased services from two major vendors, NMC and Western Analytical, which exceeded more than 10% of total purchases and amounted to $396,346 and $354,164, respectively. In addition, the Company paid NMC $195,000 as a deposit on equipment purchases.

11.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock. The Columbus Project and the Red Mountain Project are further discussed in Note 3.

During the nine month period ended September 30, 2011, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine month period ended September 30, 2011, the Company incurred total fees and reimbursements of expenses to NMC of $315,000 and $81,346, respectively. Additionally, the Company paid NMC $195,000 as a deposit on equipment purchases. At September 30, 2011, no amounts were due to NMC.

Due to related parties includes amounts due to former officers of the Company. At September 30, 2011, the remaining amount of due to related parties was $23,290.

For the nine month period ended September 30, 2011, the Company incurred fees of $2,000 for services performed by one of its independent directors, Mark Brennan.

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 25,498 acres of placer mineral claims, including a 378 acre Permitted Mine Area (58-acre mill site and mill facility and 320-acre mine site). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. We also have a mineral lease covering, and the option to acquire, an additional 23,440 acres of placer mineral claims adjoining the current project area (the “DDB Claims”).

To date, 34 holes have been drilled in the North Sand Zone of the Columbus Project, These holes outline a zone covering an area of approximately 0.67 square miles, to a depth of 200 feet, with a weight mean average gold equivalent (AuE1) head grade of 0.0378 ounces per ton (opt) (AuE opt = Au opt + 0.025 Ag opt). We have estimated the geological tonnage of the mineralized sands within this zone, from the surface to a depth of 200 feet, to be 145 million (MM) tons. We had previously reported the mineralized sands, contained within the North Sand Zone, to be estimated at 83 MM tons. The geological tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated to be 29 MM tons. Previous drilling has also indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended June 30, 2011:

1.

On July 20, 2011, we entered into an amended and restated option agreement on the Red Mountain Project (the “Amended Red Mountain Option”). The Amended Red Mountain Option replaces the Red Mountain Letter Agreement under which we had previously earned a 30.6% undivided interest in the Red Mountain Project. Under the terms of the Amended Red Mountain Option, we have the option (the

___________________
1 AuE calculated at Au + (Ag/40)

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

The project acreage of all claims under the Red Mountain Option Agreement now totals 13,729.

2.

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

3.

Effective August 24, 2011 (the "Grant Date"), we granted non-qualified stock options to acquire an aggregate of 1,200,000 shares of our common stock under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) to certain of our executive officers as follows:

	(a)	Douglas D.G. Birnie, our CEO, President and Secretary, was granted non-qualified stock options to purchase an aggregate of 600,000 shares of the Company's common stock as follows:

		(i)	Options to purchase an aggregate of 300,000 shares of our common stock vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price
Vest	Per Share	Vesting Date	Expiration Date
50,000	$0.75	The Grant Date	June 29, 2016
50,000	$0.75	December 31, 2011	December 30, 2016
50,000	$0.75	June 30, 2012	June 29, 2017
50,000	$0.75	December 31, 2012	December 30, 2017
50,000	$0.75	June 30, 2013	June 30, 2018
50,000	$0.75	December 31, 2013	December 30, 2018

(ii)

Options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.75 per share, vesting on the dates and in the amounts, and expiring on the dates, each as set out below:

Number of Options to
Vest	Vesting Date	Expiration Date
150,000

The first date after the Grant Date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.50 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(iii)

Options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.75 per share, vesting upon the Board of Directors determining, by resolution, that the Company has, from the Grant Date, made adequate and sufficient progress on its technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

(b)	Robert D. McDougal, our CFO and Treasurer, was granted non-qualified stock options to purchase an aggregate of 300,000 shares of our common stock as follows:

	(i)	Options to purchase an aggregate of 150,000 shares of our common stock vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
25,000	$0.75	The Grant Date	June 29, 2016
25,000	$0.75	December 31, 2011	December 30, 2016
25,000	$0.75	June 30, 2012	June 29, 2017
25,000	$0.75	December 31, 2012	December 30, 2017
25,000	$0.75	June 30, 2013	June 30, 2018
25,000	$0.75	December 31, 2013	December 30, 2018

(ii)

Options to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $0.75 per share, vesting on the dates and in the amounts, and expiring on the dates, each as set out below:

Number of Options to
Vest	Vesting Date	Expiration Date
75,000

The first date after the Grant Date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.50 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(iii)

Options to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $0.75 per share, vesting upon the Board of Directors determining, by resolution, that the Company has, from the Grant Date, made adequate and sufficient progress on its technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

(c)	David Z. Strickler, Jr., our VP of Finance and Administration, was granted non-qualified stock options to purchase an aggregate of 300,000 shares of our common stock as follows:

	(i)	Options to purchase an aggregate of 150,000 shares of our common stock vesting on the dates and in the amounts, exercisable at the price, and expiring on the dates, each as set out below:

Number of Options to	Exercise Price	Vesting Date	Expiration Date
Vest	Per Share
25,000	$0.75	The Grant Date	June 29, 2016
25,000	$0.75	December 31, 2011	December 30, 2016
25,000	$0.75	June 30, 2012	June 29, 2017
25,000	$0.75	December 31, 2012	December 30, 2017
25,000	$0.75	June 30, 2013	June 30, 2018
25,000	$0.75	December 31, 2013	December 30, 2018

(ii)

Options to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $0.75 per share, vesting on the dates and in the amounts, and expiring on the dates, each as set out below:

Number of Options to
Vest	Vesting Date	Expiration Date
75,000

The first date after the Grant Date that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.50 per share for 20 consecutive trading days.

The date that is 5 years after the vesting date.

(iii)

Options to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $0.75 per share, vesting upon the Board of Directors determining, by resolution, that the Company has, from the Grant Date, made adequate and sufficient progress on its technical and feasibility programs for our Columbus Mineral Project, and expiring on the date that is 5 years after the vesting date.

Pursuant to the option agreements between the Company and Messrs. Birnie, McDougal and Strickler with respect to the above grants, each of the options granted to Messrs. Birnie, McDougal and Strickler will automatically vest and become exercisable upon the occurrence of a change in control of the Company.

4.

On August 24, 2011, we granted non-qualified stock options to acquire an aggregate of 375,000 shares of the Company’s common stock under our 2007 Stock Incentive Plan to certain employees of the Company. Each of the options was granted with an exercise price of $0.75 per share subject to certain vesting provisions and expiring five years after vesting.

5.

In September, 2011, we staked an additional 288 20-acre placer mineral claims on the west side of the Columbus Basin. These additional claims are adjacent to the placer mineral claims that we already own or have options to acquire. This increases the total acreage of placer mineral claims of the Columbus Project by 5,760 acres to a new total of 25,498, with a mineral lease covering, and the option to acquire, an additional 23,440 acres of placer mineral claims adjoining the current project area (the DDB Claims) that would increase the project size to 48,938 acres.

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

(a)

Mineral Resources: Exploration and development work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. Our exploration efforts to date have focused on drilling both the sand and clay zones within the approximately 5,000 acre Columbus Project Area of Interest outlined by previous geochemical exploration work. Our recent work has focused on the North Sand Zone.

To date, 34 holes have been drilled in the North Sand Zone, These holes outline a zone covering an area of approximately 0.67 square miles, to a depth of 200 feet, with a weight mean average AuE head grade of 0.0378 ounces per ton (opt) (AuE opt = Au opt + 0.025 Ag opt). We have estimated the geological tonnage of the mineralized sands within this zone, from the surface to a depth of 200 feet, to be 145 million (MM) tons. We had previously reported the mineralized sands, contained within the North Sand Zone, to be estimated at 83 MM tons. The geological tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated to be 29 MM tons. Previous drilling has also indicated that the mineralized sands in both the North and South Sand Zones extend below 200 feet.

We are currently permitted and plan to drill more holes in 2012, covering approximately 0.48 square miles adjacent to the North Sand Zone, to potentially expand the boundaries of the mineralized area.

(b)

Feasibility Study: The Company currently has a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378 acre site (320 acre mine site and 58-acre mill site) at a mine rate of up to 792,000 tons per year. During the period from 2008-2011 the Company developed a dredge mine, constructed a Pilot Plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led Ireland to focus on extraction of precious metals from the sands.

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

We anticipate spending approximately $3,791,000 on our exploration and development program and $93,000 on our capital expenditures for the Columbus Project from October 1, 2011 until September 30, 2012.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $100,000 for property payments and maintenance costs for the Red Mountain Project for the year ending September 30, 2012. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

Cash Requirements

We have budgeted for the following cash expenditures for the period from October 1, 2011 until September 30, 2012:

Columbus Project
Property Payments	$280,000
Drilling Program and Mineralization Estimates	1,849,000
Pilot Plant / Project Feasibility	1,662,000
Total for Columbus Project	$3,791,000
Red Mountain Project
Property Acquisition and Maintenance Costs	$100,000
Sampling Exploration Program
Total for Red Mountain Project	$100,000
General and Administration
Total for General and Administration	$1,844,000
Total Expected Expenses	$5,735,000
Total Expected Capital Expenditures	$93,000
Total Expected Cash Expenditures	$5,828,000

As of September 30, 2011, we had cash in the amount of $1,625,471 and a working capital surplus of $1,722,383. On June 8, 2011, we closed our May 2011 Private Placement, receiving total gross proceeds of $2,760,009. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from October 1, 2011 until September 30, 2012. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until January 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended September		Percentage
	September 30,		Increase /	30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating Expenses	(1,745,601)	(2,108,640)	(17)%	(5,050,029)	(5,000,348)	1%
Other Income (Expense)	11,691	9,076	29%	25,787	23,495	10%
Income Tax Benefit	1,173,643	564,611	108%	2,082,263	1,343,760	55%
Net Loss	$(560,267)	$(1,534,953)	(63)%	$(2,941,979)	$(3,633,093)	(19)%

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

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Mineral exploration and evaluation expenses	$760,890	$1,077,039	(29)%	$2,187,861	$1,887,936	16%
Mineral exploration and evaluation expenses related party	122,296	136,827	(11)%	396,346	423,641	(6)%
General and administrative	632,353	698,765	(10)%	1,796,402	2,252,184	(20)%
General and administrative – related party		-%		2,000	21,066	(91)%
Depreciation	206,312	181,009	14%	613,670	370,521	66%
Mineral and property holding costs	23,750	15,000	58%	53,750	45,000	19%
Total Expenses	$1,745,601	$2,108,640	(17)%	$5,050,029	$5,000,348	1%

Our operating expenses for the quarter ended September 30, 2011 decreased as compared with our quarter ended September 30, 2010. This decrease was due in part to the absence of any drill program expenses in the quarter that were part of the quarter ended September 30, 2010. In addition, general and administrative expenses decreased as there was less stock based vesting of consultant warrants in the quarter compared to 2010.

The item “Mineral exploration and evaluation expenses – related party” represents amounts paid or reimbursed to Nanominerals for exploration work conducted on the Columbus and Red Mountain Projects.

During our quarter ended September 30, 2011, we incurred fees payable to Nanominerals of $105,000 for technical and financing related services relating primarily to the Columbus and Red Mountain Projects. In addition, we incurred $17,296 in respect to reimbursable expenses paid for by Nanominerals. In addition, the Company paid Nanominerals $75,000 as a deposit on equipment which is included in prepaid expenses.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Columbus Project and the Red Mountain Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2011	At December 31, 2010	Increase / (Decrease)
Current Assets	$1,916,190	$2,768,882	(31)%
Current Liabilities	(193,807)	(227,138)	(15)%
Working Capital	$1,722,383	$2,541,744	(32)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows used in Operating Activities	$(2,383,289)	$(3,582,111)
Cash Flows used in Investing Activities	(350,973)	(1,694,368)
Cash Flows from Financing Activities	2,757,554	4,792,007
Net Change in Cash During Period	$23,292	$(484,472)

At September 30, 2011 we had a working capital surplus of $1,722,383 as compared with a working capital surplus of $2,541,774 at December 31, 2010. The decrease in our working capital surplus is primarily attributable to the reclassification of a treasury security illustrated as a short term investment on the December 31, 2010 balance sheet to a non-current asset on the September 30, 2011 balance sheet as the BLM’s approval of this security as collateral for the Company’s bonding requirements was completed.

Financing Requirements

As of September 30, 2011, we had cash in the amount of $1,625,471 and a working capital surplus of $1,722,383. On June 8, 2011, we closed our May 2011 Private Placement, receiving total gross proceeds of $2,760,009. We do not currently have sufficient financial resources to pay for our anticipated cash expenditures for the period from October 1, 2011 until September 30, 2012. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until January 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited consolidated financial statements for the period ended September 30, 2011 included in this Quarterly Report on Form 10-Q.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2011, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the third quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,828,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending September 30, 2012. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until January 31, 2012. We will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.6	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.7	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.8	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.9	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.10	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.11	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.14	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	November 14, 2011	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	November 14 , 2011	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)