Form 10-K
period 2011-12-31
IRELAND INC.
filed 2012-03-30
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
[X] Yes [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
$39,741,507.49 as of June 30, 2011, based on an average of the closing bid of $0.21 and the closing ask of $0.765 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 26, 2012, the Registrant had 137,012,641 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 25,498 acres of placer mineral claims, including a 378 acre Permitted Mine Area (58-acre mill site and mill facility and 320-acre mine site). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. We also have a mineral lease covering, and the option to acquire, an additional 23,440 acres of placer mineral claims adjoining the current project area (the “DDB Claims”). Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California, that we call the “Red Mountain Project.”

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2011:

Increased Mineralized Material Estimates for North Sand Zone

In October 2011, we announced that we had increased our mineralization estimates for the North Sand Zone of the Columbus Project to 145 million (MM) tons of mineralized sand, up from 83 MM tons as previously estimated. This brings the total estimated mineralization for the North and South Sand Zones of the Columbus Project to 174 MM tons of mineralized sand, consisting of 145 MM tons in the North Sand Zone, and 29 MM tons in the South Sand Zone. The increased mineralization estimates were a result of analysis done on drill samples from our 2010 drill program. A total of 34 holes have been drilled in the North Sand Zone. These holes outlined a zone covering an area of approximately 0.67 square miles, to a depth of 200 feet, with a weight mean average head grade of 0.034 opt Au and 0.179 opt Ag (gold equivalent (AuE)1 of 0.038 ounces per ton (opt)).

_________________________________________
1 AuE opt = Au opt + 0.025 Ag opt

Extension of Options Granted to Executive Officers under 2007 Stock Incentive Plan

On December 13, 2011, our Board of Directors approved an extension of certain options granted to the following executive officers on March 30, 2007 as follows:

		No. of	Exercise	Previous	Extended
Optionee	Position	Options	Price	Expiry Date	Expiry Date

Douglas D.G. Birnie	Director / Chief Executive Officer	2,200,000	$0.05	30-Mar-2012 (orig. 30-Mar-09)	30-Mar-2017
Robert D. McDougal	Director / Chief Financial Officer	500,000	$0.05	30-Mar-2012 (orig. 30-Mar-09)	30-Mar-2017

The extended options had previously been extended from their original expiration date of March 30, 2009 to March 30, 2012.

In addition to extending the options granted to the our Chief Executive Officer and Chief Financial Officer, our Board of Directors approved an extension of an additional 500,000 options granted to a consultant of the Company. The extended options were also granted on March 30, 2007, are exercisable at a price of $0.05 per share, and have an extended expiry date of March 30, 2017.

Testing on Gravity Concentration Circuit

In January and February 2012, we released the results for three tests completed by our independent metallurgical consultants, AuRIC Metallurgical Laboratories, LLC of Salt Lake City, UT using a new gravity concentration process on bulk samples taken from the North Sand Zone. All tests were conducted at AuRIC’s laboratory facilities in Salt Lake City, utilizing modified operating parameters on the same gravity concentration process. These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. We are continuing to work on optimizing the extraction circuit. Once we have settled the operating parameters for the gravity concentration circuit to our satisfaction, we will seek to upgrade our onsite pilot plant at the Columbus Project. A more detailed description of these tests is contained under Item 2 of this Annual Report in our description of our planned Mining and Recovery Methodology for the Columbus Project.

In addition to demonstrating potential extraction rates for the Columbus Project, these tests indicated that more gold was extracted by leaching concentrates derived from large samples than was predicted by caustic fusion assay on small head samples (approx. 5g). We believe that these results are consistent with the nugget effect common in alluvial deposits such as those found at the Columbus Project, and point to the need to process large samples and the extraction of gold in hand to best determine the head grade of the project.

Issuance of Securities under Private Placement Offerings

In February and March 2012, we sold an aggregate of 9,560,000 units (each a "Unit") at a price of $0.50 per Unit in separate concurrent private placement offerings for total aggregate proceeds of $4,780,000 as described below. Each Unit was comprised of one share of our common stock and one share purchase warrant (each a “Warrant”), with each Warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.80 per share for a period expiring March 31, 2015. After September 30, 2012, we may accelerate the expiration date of the Warrants if the volume weighted average price for our common stock exceeds $2.40 per share for 20 consecutive trading days.

US Private Placement: We sold an aggregate of 9,260,000 Units to U.S. persons for total gross proceeds of $4,630,000 pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). Each U.S. subscriber except one represented that they were an accredited investor as defined under Regulation D of the Securities Act. The one non-accredited investor was provided with the disclosure required by Rule 502 of Regulation D and provided representations that investor otherwise met the requirements under Rule 506 for persons that do not qualify as an accredited investor.

Offshore Private Placement: We sold a total of 300,000 Units to non-U.S. persons for total gross proceeds of $150,000 pursuant to the provisions of Regulation S of the Securities Act. We did not engage in a distribution of the Offshore Private Placement in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person.

Finder’s Fees: We agreed to pay total finder’s fees of $14,000 in cash and 28,000 share purchase warrants (the “Finder’s Warrants”) in respect of Units sold under the US Private Placement and the Offshore Private Placement. In addition, we will pay the finder an additional cash fee of 4% of the exercise price of any warrants exercised by the subscribers introduced by the finder. The finder is a registered broker dealer pursuant to Section 15 of the Securities Exchange Act of 1934, as amended.

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
  Dust generation will have to be minimal or otherwise remediated;
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

Employees

As of the date of this Annual Report, other than our officers and directors, we have 10 full-time employees and 1 part-time employee.

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

We will require additional financing to complete our exploration and development programs for our mineral projects.

We expect to spend approximately $5,670,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties during the twelve months ending December 31, 2012. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until October 31, 2012. We will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

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

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 584 mining and millsite claims which cover 48,938 acres and an additional 80 acres of private land, for a total of 49,018 acres. It includes a permitted and operational pilot plant and mine site. We currently own a 100% stake in 149 of the claims (which we refer to as the “CSM Claims”), 100% stake in additional 288 claims (which we refer to as the “Ireland Claims”), with rights to an additional 147 peripheral claims (which we refer to as the “DDB Claims”).

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

Figure 1: Location of Columbus Project

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS, IRELAND CLAIMS AND THE DDB CLAIMS

The CSM Claims and the Ireland Claims are wholly owned by Columbus S.M., LLC (“CSM”). CSM is a wholly owned subsidiary of Columbus Minerals Inc., which is a wholly owned subsidiary of Ireland Inc.

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

Figure 2: Columbus Project Property Map

PROPERTY MAP
Columbus Project, Esmeralda County, Nevada, USA
LEGEND
CSM, Ireland, and DDB Claims
Non Ireland Claims
Ireland Private Land
Permitted Mine Site
N
SCALE
0 2 4
Kilometers
0 1 2
Miles
IRELAND INC
404000
408000
412000
416000
420000
424000
4230000
4224000
4218000
4212000
4206000
4200000

Our rights to the DDB Claims are pursuant to the terms of a mining lease with the DDB Syndicate dated November 30, 2007 (the “DDB Agreement”). The DDB Agreement provides us with a five year lease on the DDB Claims, ending on November 29, 2012, with an option to purchase the DDB Claims at anytime during the lease period. To date, we have paid the DDB Syndicate $220,000 under the terms of the DDB Agreement. Under the option rights provided under the DDB Agreement, we may purchase the DDB Claims at any time by either:

(a)	paying the DDB Syndicate the purchase price of $400,000 (with all previously made rental payments credited against such purchase price); or

(b)	paying the DDB Syndicate $10, plus granting the DDB Syndicate a royalty of 2% of net smelter returns on the DDB Claims.

Current budget includes a payment to the DDB Syndicate of $180,000 in 2012 to fulfill the purchase agreement for the DDB claims.

ACCESS AND INFRASTRUCTURE

The Columbus Project contains an operational pilot plant, lab and living facilities with power supplied by generators and water from an onsite well. Water used for processing is available from existing wells located on the surrounding basin (the “Columbus Basin”). There is also a high voltage grid located at the Candelaria Mines, approximately three miles from the Columbus Project.

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

EXPLORATION ACTIVITIES

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

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of .034 opt Au and 0.179 opt Ag (.038 opt AuE. We estimate the drill-inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons. In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons with a weight mean average head grade of 0.036 opt Au and 0.182 opt Ag (0.041 opt AuE) , resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth.

We have been granted the permit for our 2012 drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the North Sand Zone. The goal of this program is to expand the boundaries of the North and South Sand Zones. Following completion of the 2012 drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas.

Figure 3: Map of North and South Sand Zones

Historical Surface Sampling Program and Drill Programs

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

Encouraging results warranted a second drill program, managed by independent consultants McEwen Geological LLC (“McEwen”), which took place in Q2-Q3 2008, consisting of 39 widely spaced holes and a total of just less than 10,000 feet using sonic drilling technology. 25 holes were drilled in the ‘A’ program, 14 holes in the ‘B’ program. For this program, holes were drilled to a maximum depth of 400’. The sonic drilling resulted in continuous sample material, therefore providing an improved representation of each drill interval. Samples were sent to Arrakis and AuRIC for analysis under chain of custody protocols.

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

In 2010, we drilled 28 holes in the North Sand Zone and 147 short holes in the permitted mine clay zone. As the sand zones are the focus of the technical program, the samples from the clay zone drilling have been inventoried and will be analyzed later.

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.038 opt AuE. We estimate the drill-inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons. In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons of 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth.

2012 Drill Program

We have been granted the permit for our 2012 drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the North Sand Zone. The goal of this program is to expand the North and South Sand Zones. Following completion of the 2012 drill program, the Company will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the resource definition within these areas.

MINERALIZATION MODEL

Geologic Model

The lakebed clay varies in color, moisture content, texture, and organic content. Because of the wide drill hole spacing, it is not possible to correlate between individual clay units. At present, the clay will not be sub-classified and will be referred to as a single unit. Average dry bulk density of the clay, taken from the 200+ samples, is 1.198 tons/yd3 (1.423 tonnes/m3).

Along the western edge of the project area, alluvial material occurs as ‘fans’ which descend beneath the clay toward the center of the basin. The depth to this sand was gridded and contoured. This information is very useful for determining where this sand unit might be encountered during future drilling. In general, changes in sand depth parallel the basin. The average dry bulk density of the sands is 1.165 ton/yd³ (1.383 tonnes/m³). The sand zone averages 91.4% -1/4” as determined from 258 screen analysis of sonic drill samples from 0-200 ft. depth.

Mineralization Model

Results from the drill program in the North Sand Zone were used by us to estimate the drill-inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons, with a weight mean average gold equivalent (AuE) head grade of 0.038 ounces per ton (opt). In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons of 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth. All results are reported in total Au equivalent (AuE), calculated using the formula Au(opt)+0.025Ag(opt)=AuE(opt) (based on $/oz Au:$/oz Ag=40:1).

Zone	Million tons (short)	Sample Grade (AuE opt)
North Sand Zone	145	0.038
South Sand Zone	29	0.041
TOTAL	174	0.039

The North Sand Zone is comprised of mostly sand, but also contains some silt and clays. The South Sand Zone is also in the sand unit, with consistently high assays. Even though the South Sand Zone is two dimensional, it is highly likely that these zones are contemporaneous and this southern zone is of exploration significance.

We had also previously identified 5 mineralized zones totaling approximately 230 million tons of material within the clays of the Columbus Basin. These areas are currently not the focus of our technical program due to their high clay/carbon content and more difficult metallurgy.

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

Independent metallurgists engaged in extensive research and testing before they determined the best pyrometallurgical and hydrometallurgical methodologies for extracting gold and silver from the organic carbon rich clays and sand at the Columbus Project.

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

Thiosulphate leaching is a relatively new, environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Again, independent work has shown that thiosulphate leaching, followed by resin or carbon extraction, has been very effective in bench and pilot scale tests for the extraction of gold and silver, as “metal-in-hand”, at the Columbus Project. Aqua regia and cyanide leaching tests of head ore proved ineffective and resulted in extremely low gold and silver extraction. It is the thiosulphate leach system that is currently being tested onsite to determine the feasibility of leaching both the clay and sand deposits.

As mentioned previously, the entombment of the precious metals in the organic carbon and clays at the Columbus Project can cause problems of detection by many methods of analysis. In January 2010, the Nevada Bureau of Mines and Geology (NBMG) reported they found no economically significant amounts of gold and silver in five surface samples from the Columbus Salt Marsh using a variety of assay methods. These results are consistent with the values initially found by our independent consultants using similar methods. However, further research and testing led to the development of a caustic fusion protocol, a thiosulphate leach process and, more recently, a gravity concentrating circuit that has extracted economically significant values of gold and silver as “metal-in-hand,” from samples where conventional fire assay, aqua regia leach and cyanide leach of head ore extracted very low values.

The best assay of any geological sample is by quantifying the extracted metal. That is why we and our consultants rely only on extracted gold and silver as “metal-in-hand” for reporting assay results. The caustic fusion and thiosulphate leach provide “metal-in-hand” on head ore as do caustic fusion, thiosulphate leach and cyanide leach on gravity concentrates. Using these assay methods, together with the quality assurances and quality controls of the drill program, we and our consultants are confident of the results that we have reported from head ore and concentrate samples.

MINING AND RECOVERY METHODOLOGY

The Company currently has a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378 acre site (320 acre mine site and 58-acre mill site) at a mine rate of up to 792,000 tons per year. During the period from 2008-2011 the Company developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led us to focus our current efforts on extraction of the precious metals from the sands.

The Company recently announced the results of tests completed by AuRIC Metallurgical Laboratories of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) on sand material collected from a single site within the North Sand Zone using a new gravity concentration circuit. The weight mean average results on the tests were: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.100 opt AuE2, 0.084 opt Au and 0.642 opt Ag).

The purpose of these bulk tests is to determine the net recovery of gold and silver from the Columbus sands. The focus has been on optimizing the new gravity concentration circuit developed specifically for these sands. Readers are cautioned not to place undue weight on the metal grades reported in these tests. The recent gravity concentration tests were completed on material that was probably significantly higher in head grade than the overall average head grade of the North Sand Zone. The area from which these samples were taken may represent an anomaly within the North Sand Zone and may not be representative of the entire zone. The head grade of the sands tested has varied, and will probably continue to vary, at each sample location. The varied head grade of the sands has little relevance, because the contained gold and silver has the same concentrating characteristics. Based on the limited bulk test results, to date, we can make no new assumptions or assertions regarding the overall head grade of the North Sand Zone. Additional gravity concentration tests on bulk samples from different sites within the North Sand Zone are planned.

These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. These gravity concentration tests also indicated that more gold was extracted by leaching concentrates derived from large head samples (88,330 g – 1,363,636 g) than was predicted by the many caustic fusion assays performed on small head samples (5 g each). These results are consistent with the ‘nugget effect’ common in alluvial deposits such as those discovered at the Columbus Project and continue to indicate the need to process large samples and extract the gold and silver in order to best determine the head grade.

AuRIC is currently completing the metallurgical tests and design work in support of the new gravity concentration circuit to be installed at the on-site pilot plant at the Columbus Project. To date, the test work at AuRIC has focused on optimization and scale-up of the capacity of the gravity concentration circuit. The reliability of this new concentrating circuit continues to be verified by the extraction of limited quantities of gold and silver during the course of this work, as previously disclosed.

____________________________________
2 AuE opt = Au opt + Ag/40 opt

We are currently installing the framework for upgrades to the Columbus Project on-site pilot plant, and we will move forward with the upgrades upon completion of AuRIC’s tests. After the installation and performance assessment of the on-site gravity concentration circuit, we will commence the bulk testing of up to 2,000 tons of sand material.

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

THE RED MOUNTAIN PROJECT

The Red Mountain Project is a potential gold, silver and tungsten project that consists of 60 mineral claims covering approximately 13,729 acres, all located in San Bernardino County and Kern County, California. Title to these mineral claims is currently recorded in the names of a number of individuals who, together, make up a mining syndicate known as Red Mountain Mining (“RMM”). We have been notified that some of the claims making up the Red Mountain Project may conflict with other existing mineral claims and other property rights covering the location of the project. We intend to work with RMM in order to resolve these issues.

RIGHTS TO THE RED MOUNTAIN PROJECT

On July 20, 2011, we entered into an amended and restated option agreement for the Red Mountain Project (the “Amended Red Mountain Option”). The Amended Red Mountain Option replaces the Red Mountain Letter Agreement under which we had previously earned a 30.6% undivided interest in the Red Mountain Project. Under the terms of the Amended Red Mountain Option, we have the option (the “Buyout Option”) to buyout all of the optionor’s interest in the Red Mountain Project by paying to the optionor $200,000 in cash and (i) if the Buyout Option is exercised on or before March 31, 2012, issuing to the optionor $2,800,000 worth of our common stock, or (ii) if the Buyout Option is exercised after March 31, 2012, issuing to the optionor $3,800,000 worth of our common stock. If we exercise the Buyout Option, of which there is no assurance, we will own 100% of the Red Mountain Project. We have until December 31, 2016 to exercise the Buyout Option.

To maintain the Buyout Option, we must (i) pay the optionor the sum of $8,000 per month, and (ii) spend a total of $600,000 on the Red Mountain Project. For every $2,000 that we spend on the Red Mountain Project, we will earn an additional 0.1% undivided interest, up to an additional 29.4% undivided interest (which would bring our total undivided interest in the Red Mountain Project to 60.0%) . On execution of the Amended Red Mountain Option, we prepaid $35,000 to the optionor to be applied against the monthly payment amounts.

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

CURRENT EXPLORATION

Our exploration and development program for the Red Mountain Project currently consists of a drilling and sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $100,000 for the Red Mountain Project for the 12 months ending December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS.

We were not a party to any material legal proceedings during the period covered by this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations of our common stock are entered on the OTC Bulletin Board under the symbol “IRLD.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	2011		2010
	High	Low	High	Low
First quarter ended March 31	$0.33	$0.17	$1.15	$0.45
Second quarter ended June 30	$0.6975	$0.17	$0.955	$0.25
Third quarter ended September 30	$0.86	$0.17	$0.55	$0.32
Fourth quarter ended December 31	$0.58	$0.25	$0.55	$0.25

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 26, 2012, there were 215 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have not declared any dividends on our common stock since our inception and we do not expect to declare any dividends in the foreseeable future. We expect to spend any funds legally available for the payment of dividends on the development of our mineral properties. There are no provisions in our Articles of Incorporation or bylaws that limit our ability to pay dividends on our common stock. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered equity sales during the fiscal year ended December 31, 2011 have been previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report.

     This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2011. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Executive Overview

During the next twelve months, we intend to proceed with our exploration and development program for the Columbus Project, while the Red Mountain Project remains not in active development.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources and (b) to determine the feasibility of mining and extracting precious metals from the project.

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

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.038 opt AuE. We estimate the drill- inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons. In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons of 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth.

We have been granted the permit for our 2012 drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the North Sand Zone. The goal of this program is to expand the boundaries of the North and South Sand Zones. Following completion of the 2012 drill program, the Company will re-evaluate the boundaries of the sand zones and the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas.

(b)

Feasibility Study/Mining and Recovery Methodology: The Company currently has a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378 acre site (320 acre mine site and 58-acre mill site) at a mine rate of up to 792,000 tons per year. During the period from 2008-2011 the Company developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led Ireland to focus on extraction of precious metals from the sands.

We recently announced the results of tests completed by AuRIC Metallurgical Laboratories of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) of sand material collected from a single site within the North Sand Zone using a new gravity concentration circuit. These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. The weight mean average results on the tests were as follows: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.100 opt AuE[3] , 0.084 opt Au and 0.642 opt Ag).

The purpose of these bulk tests was to determine the net recovery of gold and silver from the Columbus sands. The focus has been on optimizing the new gravity concentration circuit developed specifically for these sands. Readers are cautioned not to place undue weight on the metal grades reported in these tests. The recent gravity concentration tests were completed on material that was probably significantly higher in head grade than the overall average head grade of the North Sand Zone. The area from which these samples were taken may represent an anomaly within the North Sand Zone and may not be representative of the entire zone. The head grade of the sands tested has varied, and will probably continue to vary, at each sample location. The varied head grade of the sands has little relevance, because the contained gold and silver has the same concentrating characteristics. Based on the limited bulk test results, to date, we can make no new assumptions or assertions regarding the overall head grade of the North Sand Zone. Additional gravity concentration tests on bulk samples from different sites within the North Sand Zone are planned.

_____________________________________
3 AuE opt = Au opt + 0.025 Ag opt

These gravity concentration tests also indicated that more gold was extracted by leaching concentrates derived from large head samples (88,330 g – 1,363,636 g) than was predicted by the many caustic fusion assays performed on small head samples (5 g each). These results are consistent with the ‘nugget effect’ common in alluvial deposits such as those discovered at the Columbus Project and continue to indicate the need to process large samples and extract the gold and silver in order to best determine the head grade.

AuRIC is currently completing the metallurgical tests and design work in support of the new gravity concentration circuit to be installed at the on-site pilot plant at the Columbus Project. To date, the test work at AuRIC has focused on optimization and scale-up of the capacity of the gravity concentration circuit. The reliability of this new concentrating circuit continues to be verified by the extraction of limited quantities of gold and silver during the course of this work, as previously disclosed.

We are currently installing the framework for upgrades to the Columbus Project on-site pilot plant, and we will move forward with the upgrades upon completion of AuRIC’s tests. After the installation and performance assessment of the on-site gravity concentration circuit, we will commence the bulk testing of up to 2,000 tons of sand material.

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

We anticipate spending approximately $5,390,000 on our exploration and development program and $280,000 on our capital expenditures for the Columbus Project from January 1, 2012 until December 31, 2012.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $100,000 for property payments and maintenance costs for the Red Mountain Project for the year ending December 31, 2012. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2011 included in this Annual Report on Form 10-K.

     Use of estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, accrued reclamation and remediation costs and realizability of deferred tax assets. Actual results could differ from those estimates.

     Mineral Rights - We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights are acquired. We capitalize acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of a feasibility study, the mineral rights will be expensed at that time.

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

     Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

     Impairment of long-lived assets – We review and evaluate our long-lived assets for impairment at each balance sheet date due to our planned exploration stage losses and document such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as our continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property.

     The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

     Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. To date, no such impairments have been identified.

     Reclamation and Remediation Costs (Asset Retirement Obligation) - For our exploration stage properties, we accrue the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, our records the corresponding cost as an exploration stage expense. The costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

We are in the exploration stage and are unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

Liquidity and Capital Resources

Our financial position was as follows at December 31, 2011:

	2011	2010

Cash	$521,660	$1,602,179
Short-term investments	$-	$878,608
Current liabilities	$214,554	$227,138
Accrued reclamation costs	$572,338	$275,338
Stockholders' equity	$33,899,968	$33,824,589

During 2011, our liquidity position was affected by the following:

  Continued exploration stage losses of $3,888,629. Significant non-cash expenses included depreciation of $821,891 and share based compensation of $1,180,667. Significant non-cash income included the income tax benefit of $2,590,393.
  Purchases of new equipment in the amount of $118,558.
  Purchase of restricted investments held for reclamation bonding of $275,285.
  Net proceeds from the completion of a private placement offering of $2,757,554.
  Short-term investments were reclassified to restricted investments held for reclamation bonds.

During 2010, liquidity position was affected by the following:

  Continued exploration stage losses of $4,691,054. Significant non-cash expenses included depreciation of $553,791 and share based compensation of $1,232,927. Significant non-cash income included income tax benefit of $1,965,945.
  Purchases of new equipment in the amount of $872,493.
  Purchase of short-term investments of $879,553.
  Net proceeds from the completion of a private placement offering of $4,792,007.
  Proceeds for the exercise of stock options of $25,000.

Looking Forward

We have budgeted for the following cash expenditures for the period from January 1, 2012 until December 31, 2012:

Columbus Project
Property Payments	$180,000
Drilling Program and Mineralization Estimates	1,317,000
Pilot Plant / Project Feasibility	2,001,000
Total for Columbus Project	$3,498,000
Red Mountain Project
Property Acquisition and Maintenance Costs	$100,000
Sampling Exploration Program
Total for Red Mountain Project	$100,000
General and Administration
Total for General and Administration	$1,792,000
Total Expected Expenses	$5,390,000
Total Expected Capital Expenditures	$280,000
Total Expected Cash Expenditures	$5,670,000

     In 2012, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations for 2012:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2012 will be approximately $5,670,000. As of March 21, 2012, we had cash reserves in the amount of approximately $4,300,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the year ended December 31, 2012. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration and development activities to October 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  Subsequent to our fiscal year end we sold an aggregate of 9,560,000 Units under our US and Offshore Private Placements for total gross proceeds of $4,780,000. We do not have any additional financing agreements in place.

  Our 2012 budget includes capital expenditures of $280,000; however, we do not have any commitments for capital expenditures.

     Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

  We have not yet earned any operational revenues since our inception. We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. Our current financial resources may not be sufficient to allow us to meet our anticipated cash expenditures during 2012 and we may require additional financing. We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

  Obtaining additional financing is subject to a number of factors, including the market prices for base and precious metals, investor interest in our mineral projects, and the performance of equity market in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations.

     For these reasons, our financial statements filed herewith include a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Results of Operations

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

Operating Expenses

     Mineral exploration and evaluation expenses increased by 4.31% to $2,704,545 during the year ended December 31, 2011 from $2,592,912 during the year ended December 31, 2010. The increase was primarily the result of an increase made to the accrued reclamation and remediation costs.

     Mineral exploration and evaluation expenses – related party decreased by 2.70% to 521,478 for the year ended December 31, 2011 from $535,974 during the year ended December 31, 2010. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder.

     General and administrative expenses decreased by 18.45% to $2,385,695 during the year ended December 31, 2011 from $2,925,358 during the year ended December 31, 2010. General and administrative expenses decreased primarily as a result of decreases in consulting, legal, travel, liability insurance accrual, and stock based vesting expenses.

     Other Income and Expenses. Total other income and expenses increased by 6.18% to $34,087 during the year ended December 31, 2011 from $32,102 during the year ended December 31, 2010. The increase was primarily due to no interest expense incurred in 2011 as a result of not financing certain insurance policies as was done in 2010.

     Income Tax Benefit. Income tax benefit increased by 31.76% to $2,590,393 during the year ended December 31, 2011 from $1,965,945 during the year ended December 31, 2010. The increase was primarily a result of updating our estimate of the realization of deferred tax assets related to stock based compensation as of December 31, 2011.

     Net Loss. The aforementioned factors resulted in a net loss of $3,888,629, or $0.03 per common share, for the year ended December 31, 2011, as compared to a net loss of $4,691,054, or $0.04 per common share, for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) that are adopted by us, as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

     In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs using a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on our financial position or results of operations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2011, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2011 and 2010;

3.	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the period on February 20, 2001 (date of inception) to December 31, 2011;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2011; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period on February 20, 2001 (date of inception) to December 31, 2011;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland Inc.

We have audited the accompanying consolidated balance sheets of Ireland Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011, including inception cumulative data prospectively from February 20, 2001 through December 31, 2011. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations, stockholders’ equity, and its cash flows for each of the years in the two-year period ended December 31, 2011, including inception cumulative data prospectively from February 20, 2001 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Ireland Inc. will continue as a going concern. As described in Note 1 to the financial statements, Ireland Inc.’s operating losses raise substantial doubt about its ability to continue as a going concern, unless Ireland Inc. attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

March 30, 2012
Bakersfield, California

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$521,660	$1,602,179
Short-term investments	-	878,608
Other receivables	6,482	30,000
Prepaid expenses	227,163	258,095
Deposits - related party	195,000	-

Total current assets	950,305	2,768,882

Property and equipment, net	3,378,487	4,081,820
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bonds	1,193,567	-
Reclamation bonds	40,000	908,368
Deposits	2,200	22,200

Total non-current assets	36,562,307	36,960,441

Total assets	$37,512,612	$39,729,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$81,408	$90,783
Accounts payable - related party	42,181	67,190
Accrued payroll and related taxes	67,675	45,875
Due to related party	23,290	23,290

Total current liabilities	214,554	227,138

Long-term liabilities
Accrued reclamation and remediation costs	572,338	275,338
Deferred income taxes	2,825,752	5,402,258

Total long-term liabilities	3,398,090	5,677,596

Total liabilities	3,612,644	5,904,734

Commitments and contingencies - Note 9	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 127,452,641 and 122,434,442
shares, respectively, issued and outstanding	127,452	122,434
Additional paid-in capital	52,233,054	48,299,851
Accumulated other comprehensive income (loss)	25,173	(614)
Accumulated deficit during exploration stage	(18,485,711)	(14,597,082)

Total stockholders' equity	33,899,968	33,824,589

Total liabilities and stockholders' equity	$37,512,612	$39,729,323

See Accompanying Notes to these Consolidated Financial Statements

F-1

IRELAND INC. (AN EXPLORATION STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,704,545	2,592,912	12,031,697
Mineral exploration and evaluation expenses - related party	521,478	535,974	3,104,597
General and administrative	2,385,695	2,925,358	8,823,669
General and administrative - related party	2,000	21,066	23,066
Depreciation	821,891	553,791	1,441,674
Mineral and property holding costs	77,500	60,000	548,000
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	6,513,109	6,689,101	26,281,703

Loss from operations	(6,513,109)	(6,689,101)	(26,281,703)

Other income (expense)
Interest income	34,087	35,830	352,977
Interest expense	-	(3,728)	(5,983)

Total other income (expense)	34,087	32,102	346,994

Loss before income taxes	(6,479,022)	(6,656,999)	(25,934,709)

Income tax benefit	2,590,393	1,965,945	7,448,998

Net loss	$(3,888,629)	$(4,691,054)	$(18,485,711)

Loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding -
basic and diluted	125,424,507	121,600,223

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC. (AN EXPLORATION STAGE ENTERPRISE) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity
Balance, February 20, 2001	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash, net	70,459,355	70,459	18,871,208	(63,000)	-	-	18,878,667
Issuance of common stock for mineral properties	40,440,087	40,440	20,184,560	-	-	-	20,225,000
Issuance of warrants for mineral properties	-	-	1,359,351	-	-	-	1,359,351
Common stock subscribed	-	-	-	225,000	-	-	225,000
Share-based compensation	-	-	1,684,333	-	-	-	1,684,333
Net loss for the years ended December 31, 2001 through 2009	-	-	-	-		(9,906,028)	(9,906,028)
Balance, December 31, 2009	110,899,442	110,899	42,099,452	162,000	-	(9,906,028)	32,466,323
Share-based compensation	-	-	1,232,927	-	-	-	1,232,927
Issuance of common stock for cash, net	11,535,000	11,535	4,967,472	(162,000)	-	-	4,817,007
Unrealized loss on short-term investments, net of $331 deferred tax	-	-	-	-	(614)	-	(614)
Net loss, December 31, 2010	-	-	-	-	-	(4,691,054)	(4,691,054)
Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$-	$(614)	$(14,597,082)	$33,824,589
Share-based compensation	-	-	1,180,667	-	-	-	1,180,667
Issuance of common stock for cash, net	5,018,199	5,018	2,752,536	-	-	-	2,757,554
Unrealized gain on investments, net of deferred tax $13,887	-	-	-	-	25,787	-	25,787
Net loss, December 31, 2011	-	-	-	-	-	(3,888,629)	(3,888,629)
Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$-	$25,173	$(18,485,711)	$33,899,968

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC. (AN EXPLORATION STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,888,629)	$(4,691,054)	$(18,485,711)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	821,891	553,791	1,441,674
Write-off of mineral rights	-	-	14,000
Stock-based expenses	1,180,667	1,232,927	4,072,990

Changes in operating assets and liabilities:
Other receivables	23,518	(30,000)	(6,482)
Prepaid expenses and deposits	(164,068)	(167,811)	(572,237)
Reclamation bonds and other deposits	888,368	-	(10,940)
Accounts payable and accrued liabilities	(12,584)	(45,705)	87,662
Deferred income taxes	(2,590,393)	(1,965,945)	(7,448,998)
Accrued reclamation and remediation costs	297,000	-	572,338

Net cash used in operating activities	(3,444,230)	(5,113,797)	(20,335,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(118,558)	(872,493)	(4,694,315)
Purchase of restricted investments held for reclamation bonds	(275,285)	(879,553)	(1,154,838)

Net cash used in investing activities	(393,843)	(1,752,046)	(5,849,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,760,009	4,828,750	27,240,719
Proceeds from option exercises	-	-	20,000
Stock issuance costs	(2,455)	(11,743)	(562,492)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	2,757,554	4,817,007	26,706,517

NET CHANGE IN CASH	(1,080,519)	(2,048,836)	521,660

CASH AT BEGINNING OF PERIOD	1,602,179	3,651,015	-

CASH AT END OF PERIOD	$521,660	$1,602,179	$521,660
	-
SUPPLEMENTAL INFORMATION

Interest paid	$-	$3,728	$5,983

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company. These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these statements have been included. All such adjustments are, in the opinion of management, of a normal recurring.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $18,460,538 as of December 31, 2011. This amount is comprised of net loss from operations of $18,485,711 and other comprehensive income of $25,173. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Impairment of long-lived assets - The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date due to its planned exploration stage losses and documents such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. To date, no such impairments have been identified.

The tests for long-lived assets in the exploration, development or producing stage that have a value beyond proven and probable reserves will be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

Reclamation and remediation costs (asset retirement obligation) - For its exploration stage properties, the Company accrues the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense. The costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 39,821,553 and 36,925,346 as of December 31, 2011 and 2010, respectively.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011			December 31, 2010
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(7,355)	$13,499	$20,854	$(4,376)	$16,478
Computers and equipment	45,370	(33,800)	11,570	41,165	(29,154)	12,011
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(911,898)	2,013,833	2,934,409	(365,718)	2,568,691
Site equipment	1,274,609	(388,769)	885,840	1,151,578	(175,401)	976,177
Vehicles	23,595	(16,517)	7,078	23,595	(11,798)	11,797
Building	500,000	(83,333)	416,667	500,000	(33,334)	466,666

	$4,820,159	$(1,441,672)	$3,378,487	$4,701,601	$(619,781)	$4,081,820

Depreciation expense was $821,891 and $553,791 for the years ended December 31, 2011 and 2010, respectively.

3.	MINERAL PROPERTIES

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

Red Mountain Project – On July 20, 2011, the Company entered into an Amended and Restated Option Agreement (the “Amendment”) on the Red Mountain Project. The Amendment acknowledged that the Company had earned an undivided 30.6% interest in the original Red Mountain Claims and amended the terms of the original Letter Agreement as follows:

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

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At December 31, 2011 and December 31, 2010, cash bonding amounted to $40,000 and $908,368, respectively. At December 31, 2011, restricted investments amounted to $1,193,567 and exceeded bonding requirements by $43,567. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of investments classified as available-for-sale securities:

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
US Treasury Notes	$879,553	$38,729	$-	$918,282
Certificates of deposit	275,285	-	-	275,285

Total available-for-sale securities	$1,154,838	$38,729	$-	$1,193,567

December 31, 2010
US Treasury Notes	$879,553	$-	$945	$878,608

Total available-for-sale securities	$879,553	$-	$945	$878,608

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income net of deferred taxes. The gross unrealized gains and (losses) recognized in other comprehensive income (loss) for the years ended December 31, 2011 and 2010 were $39,674 and $(945), respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit. One matures in April 2016 and the second matures in June 2012 but will be automatically renewed for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities - Changes in the Company’s accrued reclamation and remediation costs for the years ended December 31 are as follows:

	2011	2010
Accrued reclamation and remediation - opening balance	$275,338	$275,338
Adjustment reflecting updated estimates	297,000	-
Accrued reclamation and remediation - ending balance	$572,338	$275,338

The balance of accrued reclamation and remediation costs relates to the Columbus Project. The adjustment to the reclamation and remediation accrual made during the year ended December 31, 2011 resulted from additional equipment and housing at the Columbus Project site.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - For the year ended December 31, 2011, the Company issued common stock as follows:

On June 8, 2011, the Company completed a private placement offering of up to 5,500,000 units at a price of $0.55 per unit. Under the private placement, the Company issued a total of 5,018,199 units for gross proceeds of $2,760,009. Fees related to this private placement were $2,455.

Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.80 per share expiring June 30, 2014. After November 30, 2011, the Company may accelerate the expiration date for the warrants if the volume weighted average price for its common stock on its principal trading market exceeds $2.80 per share for 20 consecutive trading days, and the average trading volume on that market during that 20 day period is not less than 0.2% of the Company's free float. The Company also agreed to make certain adjustments to the common stock and warrants if during the remainder of 2011, it approved another offering of its securities.

The Company determined that the warrants were not afforded equity classification because the warrants are not freestanding and are not considered to be indexed to the Company’s own stock due to the anti-dilution provisions. Accordingly, if material, the warrants would be treated as a derivative liability. The Company determined that the fair value of the derivative warrant liability was not material and therefore the fair value of the warrants was not reclassified from equity. The Company did not approve another offering of its securities during 2011 and the anti-dilution provision expired on December 31, 2011.

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

Private Placement Warrants - A summary of investor warrant activity for years ended December 31, 2011 and 2010 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)
Outstanding and exercisable, December 31, 2009	22,598,357	$0.75 - 2.39	2.30

Granted	5,523,500	0.75	2.50
Forfeited/expired	-	-	-

Outstanding and exercisable, December 31, 2010	28,121,857	$0.75 - 2.39	2.43
Granted	2,509,100	0.80	2.50
Forfeited/expired	-	-	-

Outstanding and exercisable, December 31, 2011	30,630,957	$0.75 - 2.39	1.52

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock of the Company, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of December 31, 2011, the Company had granted 7,904,416 options under the Plan, of which, 7,087,197 were outstanding.

Stock warrants – From time to time the Company grants stock warrants to consultants for services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

Valuation of awards - At December 31, 2011, the Company had options outstanding that vest on three different types of vesting schedules:

	1.	Service-based;

	2.	Performance-based; and

	3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted:

	2011	2010

Dividend yield	-	-
Expected volatility	68.66% - 83.36%	116 .8 - 118.7%
Risk-free interest rate	0.33% -2.31%	1.69 - 3.33%
Expected life (years)	2.75 -7.88	2.75- 8.0

For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair value of market-based options granted:

	2011	2010

Dividend yield	-	-
Expected volatility	83.36%	116 .8%
Risk-free interest rate	2.23%	2.96%
Expected life (years)	4.75	8.0

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

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

For grants awarded during 2011 and 2010 the expected volatility is based on the average historical volatility levels of a representative peer group. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent contractual lives of the options.

Stock-based compensation activity - During the year ended December 31, 2011, the Company granted and modified stock-based awards as follows:

a)

On December 13, 2011, the Company extended the expiration date of 3,200,000 stock options from March 20, 2012 to March 30, 2017. The options were originally granted on March 30, 2007, were immediately vested and had an exercise price of $0.05 per share. The Company calculated the fair value of the stock options before and after the modification. The fair value of the stock options was unchanged and accordingly, no additional expense was recognized.

b)

On October 4, 2011, the Company granted stock options under the Plan for the purchase of 37,500 shares of common stock at $0.75 per share. The options were granted to an employee, are fully vested and expire on September 30, 2014.

c)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 975,000 shares of common stock at $0.75 per share. The options were granted to officers and employees. 343,750 of the options were immediately vested. 631,250 of the options vest at various dates through December 31, 2013. All of the options expire five years after the date that they vest.

d)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 300,000 shares of common stock at $0.75 per share to officers of the Company. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At December 31, 2011, management determined that achievement of the performance conditions was probable.

e)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 300,000 shares of common stock at $0.75 per share to officers of the Company. The options vest upon the Company’s stock achieving certain market- based targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

f)

On August 9, 2011, the Company granted stock warrants for the purchase of 500,000 shares of common stock at $0.75 per share to a consultant. 25% of the warrants were immediately vested and the remaining warrants vest 25% on September 20, 2011, December 31, 2011 and March 31, 2012. The warrants expire on June 30, 2014.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

g)

On April 8, 2011, the Company granted stock options under the Plan for the purchase of 200,000 shares of common stock at $0.36 per shares to a director. 50,000 of the options were immediately vested with the remaining options vesting 50,000 each on June, 30, 2011, September 30, 2011 and December 30, 2011. The options expire five years after the date that they vest.

h)

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

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

Total expense for the years ended December 31, 2011 and 2010 related to the granting, vesting and modification of all stock-based compensation awards was $1,180,667 and $1,232,927, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2011 and 2010:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2009	4,724,719	$0.23	2.72
Options/warrants granted	5,267,197	0.72	3.57
Options/warrants exercised	(500,000)	0.05	-
Options/warrants expired	(79,719)	1.36	-
Options/warrants cancelled	-	-	-

Balance, December 31, 2010	9,412,197	$0.50	2.79
Options/warrants granted	2,412,500	0.70	5.70
Options/warrants exercised	-	-	-
Options/warrants expired	(37,500)	1.88	-
Options/warrants cancelled	(200,000)	0.53	-

Balance, December 31, 2011	11,587,197	$0.54	3.93

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the years ended December 31, 2011:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2010	3,411,666	$0.40
Granted	1,806,250	0.26
Vested	(1,242,084)	0.27
Forfeited	-	-

Unvested, December 31, 2011	3,975,832	$0.37

As of December 31, 2011, there was $394,670 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2012	$263,029
2013	131,641
Total	$394,670

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the years ended December 31, 2011 and 2010, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2009	27,323,076	$0.97	3.30
Options/warrants granted	10,790,697	0.74	2.52
Options/warrants exercised	(500,000)	0.05	-
Options/warrants expired	(79,719)	1.36	-

Balance, December 31, 2010	37,534,054	0.92	2.52
Options/warrants granted	4,921,600	0.75	3.82
Options/warrants cancelled	(200,000)	0.53	-
Options/warrants expired	(37,500)	1.88	-

Balance, December 31, 2011	42,218,154	$0.90	2.18

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2011 and December 31, 2010 were as follows:

	December 31,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carryforward	$7,105,330	$5,541,704
Option compensation	1,333,021	940,019
Property, plant & equipment	307,376	122,898
Unrealized losses on investments	-	331
Reclamation and remediation costs	200,318	96,368

Gross deferred income tax assets	8,946,045	6,701,320
Less: valuation allowance	(691,050)	(1,036,387)

Net deferred income tax assets	8,254,995	5,664,933

Deferred income tax liabilities:

Unrealized gains on investments	13,556	-
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liabilities	$2,825,752	$5,402,258

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2011 and 2010, respectively.

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company’s deferred tax liabilities are depletable. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The Company assesses both positive and negative evidence to determine whether it is more likely than not that such reversal will occur to realize the deferred tax assets prior to their exploration. The reversal of the deferred tax liabilities is sufficient to support the net deferred tax assets.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (continued)

A reconciliation of the tax benefit for the years ended December 31, 2011 and 2010 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	December 31,	December 31,
	2011	2010

Income tax benefit based on statutory tax rate	$2,267,658	$2,329,950

Reconciling items:
Non-deductible items	(22,602)	2,792
Change in valuation allowance	345,337	(366,797)

Income tax benefit	$2,590,393	$1,965,945

The Company had cumulative net operating losses of approximately $20,300,944 and $15,833,440 as of December 31, 2011 and 2010, respectively for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2031.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2007. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

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

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired on September 1, 2008 and the Company continues to rent the existing space under month-to-month terms. Rental expense for office space was $71,700 and $67,650 for the years ended December 31, 2011 and 2010, respectively.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2012 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of December 31, 2011, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2011, the Company did not have any deposits in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

11.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 33% of the Company’s outstanding common stock. The Columbus Project and the Red Mountain Project are further discussed in Note 3.

During the year ended December 31, 2011, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2011, the Company incurred total fees and reimbursements of expenses to NMC of $420,000 and $101,478, respectively. Additionally, the Company paid NMC $195,000 as a deposit on equipment purchases. At December 31, 2011, the Company had an outstanding balance due to NMC $42,181.

For the year ended December 31, 2010, the Company incurred total fees and reimbursements of expenses to NMC of $420,000 and $115,974, respectively. At December 31, 2010, the Company had an outstanding balance due to NMC $43,657.

For the year ended December 31, 2010, the Company also had an outstanding balance for accrued compensation to Douglas D.G. Birnie, its executive officer, of $9,375. The amount is payable to a company wholly owned by Douglas D.G. Birnie. The Company also had an outstanding balance for accrued director fees to Michael Steele of $14,158.

Due to related parties includes amounts due to former officers of the Company. At December 31, 2011 and 2010, the remaining amount of due to related parties was $23,290, respectively.

For the year ended December 31, 2011, the Company incurred fees of $2,000 for services performed by one of its independent directors, Mark Brennan.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS

On February 23, 2012, the Company issued an aggregate of 5,530,000 units at a price of $0.50 per unit in separate concurrent private placement offerings for aggregate proceeds of $2,765,000 as described below. Each unit is comprised of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.80 per share for a period expiring March 31, 2015. After September 30, 2012, the Company may accelerate the expiration date of the warrants if the volume weighted average price for our common stock exceeds $2.40 per share for 20 consecutive trading days.

US Private Placement - The Company issued 5,230,000 Units to U.S. persons for gross proceeds of $2,615,000 pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). Each U.S. subscriber represented that they were an accredited investor as defined under Regulation D of the Securities Act.

Offshore Private Placement - The Company issued 300,000 Units to non-U.S. persons for gross proceeds of $150,000 pursuant to the provisions of Regulation S of the Securities Act. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person.

The Company paid a finder’s fee of $6,000 in cash and 12,000 share purchase warrants related to the Offshore Private Placement. In addition, the Company will pay the finder an additional cash fee of 4% of the exercise price of any warrants exercised by subscribers introduced by the finder. The finder is a registered broker dealer pursuant to Section 15 of the Securities Exchange Act of 1934, as amended. There were no finder’s fees paid in respect of the U.S. Private Placement.

On March 15, 2012, the Company issued an aggregate of 4,030,000 units at a price of $0.50 per unit in private placement offerings for aggregate proceeds of $2,015,000. All units were issued to US persons pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. Each unit is comprised of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.80 per share for a period expiring March 31, 2015. After September 30, 2012, the Company may accelerate the expiration date of the warrants if the volume weighted average price for our common stock exceeds $2.40 per share for 20 consecutive trading days.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Douglas D.G. Birnie	41	President, Chief Executive Officer, Secretary and Director
Robert D. McDougal	79	Chief Financial Officer, Treasurer and Director
David Z. Strickler, Jr.	46	Vice President of Finance and Administration
Mark H. Brennan	52	Director

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

During our 2011 fiscal year, no Reporting Persons failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2011 2010	$225,000(1) $225,000(1)	$0 $0	$0 $0	$104,478 (2) $58,094(2)	$0 $0	$0 $0	$3,719 $3,719	$333,197 $286,813
Robert D. McDougal, CFO, Treasurer, Director	2011 2010	$84,000 $84,000	$0 $0	$0 $0	$33,792 (3) $19,366(3)	$0- $0	$0- $0	$0- $0	$117,792 $103,366
David Z. Strickler, Jr., Vice President of Finance and Administration	2011 2010	$150,000 $115,981	$0 $0	$0 $0	$70,559 (4) $56,239(4)	$0 $0	$0 $0	$0 $0	$220,559 172,220

(1)	Represents consulting fees paid or accrued to a limited liability company of which Mr. Birnie is the sole member for services provided by Mr. Birnie as an executive officer and director of Ireland.

(2)

On August 24, 2011, Mr. Birnie was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.75 per share, expiring 5 years after the vesting date as described below. 150,000 of the options will vest and become exercisable on the first date after the grant date that the closing price of our common stock exceeds $1.50/share for 20 consecutive trading days. A further 150,000 options will vest and become exercisable upon our Board of Directors determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Of the remaining 300,000 options, 50,000 options were vested upon granting, with an additional 50,000 options vesting on December 31, 2011. An additional 50,000 options will vest on each of June 30 and December 31 of 2012 and 2013, provided that Mr. Birnie continues to act as one of our executive officers through that period. All 600,000 options will immediately vest and become exercisable upon a change in control of the Company.

On December 13, 2011, our Board of Directors agreed to extend the expiration date for 2,200,000 options exercisable at a price of $0.05 per share, granted to Mr. Birnie in 2007, from March 30, 2012 to March 30, 2017.

In 2010, Mr. Birnie was granted options to purchase 300,000 shares of our common stock at a price of $0.75 per share and options to purchase an additional 300,000 shares of our common stock at a price of $0.53 per share. The 300,000 options exercisable at $0.75 per share vest and become exercisable at a rate of 50,000 shares every six months, beginning on June 30, 2010. 150,000 of the options exercisable at $0.53 per share will vest and become exercisable on the first date that our shares trade at or above $1.00 per share for 20 consecutive trading days. The remaining 150,000 options exercisable at $0.53 per share were to vest and become exercisable upon our Board of Directors determining that we have made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. On March 31, 2011, our Board of Directors determined that sufficient progress had been made on our feasibility programs and resolved that these options should be deemed vested and exercisable, with an expiration date of March 30, 2016. All 600,000 options granted will immediately vest and become exercisable in the event of a change in control of the Company. Each option expires 5 years after the particular grant date.

Mr. Birnie is also a 1/8 owner in the DDB Syndicate, which owns the DDB Claims at our Columbus Project. Mr. Birnie receives 1/8 of any payment made to the DDB Syndicate.

(3)

On August 24, 2011, Mr. McDougal was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.75 per share, expiring 5 years after the vesting date as described below. 75,000 of the options will vest and become exercisable on the first date after the grant date that the closing price of our common stock exceeds $1.50/share for 20 consecutive trading days. A further 75,000 options will vest and become exercisable upon our Board of Directors determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Of the remaining 150,000 options, 25,000 options were vested upon granting, with an additional 25,000 options vesting on December 31, 2011. An additional 25,000 options will vest on each of June 30 and December 31 of 2012 and 2013, provided that Mr. McDougal continues to act as one of our executive officers through that period. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company.

On December 13, 2011, our Board of Directors agreed to extend the expiration date for 500,000 options exercisable at a price of $0.05 per share, granted to Mr. McDougal in 2007, from March 30, 2012 to March 30, 2017.

In 2010, Mr. McDougal was granted options to purchase 100,000 shares of our common stock at a price of $0.75 per share and options to purchase an additional 100,000 shares of our common stock at a price of $0.53 per share. The options exercisable at $0.75 per share vest and become exercisable in equal increments every six months. 50,000 of the options exercisable at $0.53 per share will vest and become exercisable on the first date that our shares trade at or above $1.00 per share for 20 consecutive trading days. The remaining 50,000 options exercisable at $0.53 per share were to vest and become exercisable upon our Board of Directors determining that we had made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. On March 31, 2011, our Board of Directors determined that sufficient progress had been made on our feasibility programs and resolved that these options should be deemed vested and exercisable, with an expiration date of March 30, 2016. All 200,000 options granted will immediately vest and become exercisable in the event of a change in control of the Company. Each option expires 5 years after the particular grant date.

(4)

On August 24, 2011, Mr. Strickler was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.75 per share, expiring 5 years after the vesting date as described below. 75,000 of the options will vest and become exercisable on the first date after the grant date that the closing price of our common stock exceeds $1.50/share for 20 consecutive trading days. A further 75,000 options will vest and become exercisable upon our Board of Directors determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Of the remaining 150,000 options, 25,000 options were vested upon granting, with an additional 25,000 options vesting on December 31, 2011. An additional 25,000 options will vest on each of June 30 and December 31 of 2012 and 2013, provided that Mr. Strickler continues to act as one of our executive officers through that period. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2011.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas D.G. Birnie CEO, President, Secretary & Director	2,200,000 50,000 50,000 150,000 100,000 100,000 -- -- -- -- -- -- --	-- -- -- -- -- -- 100,000 100,000 50,000 50,000 150,000 150,000 150,000	-- -- -- -- -- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.75 $0.75 $0.53 $0.75 $0.75	Mar. 30, 2017 Jun. 29, 2015 Dec. 30, 2015 Mar. 30, 2016 Jun. 30, 2016 Dec. 30, 2016 Jun. 29, 2017 Dec. 30, 2017 Jun. 29, 2018 Dec. 30, 2018 *See Note (1) *See Note (1) *See Note (1)
Robert D. McDougal CFO, Treasurer & Director	500,000 16,667 16,667 50,000 41,667 41,667 -- -- -- -- -- -- --	-- -- -- -- -- -- 41,667 41,665 25,000 25,000 50,000 75,000 75,000	-- -- -- -- -- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.75 $0.75 $0.53 $0.75 $0.75	Mar. 30, 2017 Jun. 29, 2015 Dec. 30, 2015 Mar. 30, 2016 Jun. 29, 2016 Dec. 30, 2016 Jun. 29, 2017 Dec. 30, 2017 Jun. 30, 2018 Dec. 30, 2018 See Note (2) See Note (2) See Note (2)
David Z. Strickler, Jr., Vice President of Finance and Administration	25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 -- -- -- -- -- --	-- -- -- -- -- -- -- -- -- -- 25,000 25,000 25,000 25,000 75,000 75,000	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	$0.82 $0.82 $0.82 $0.82 $0.82 $0.75 $0.82 $0.82 $0.75 $0.82 $0.75 $0.75 $0.75 $0.75 $0.75 $0.75	Mar. 30, 2015
Jun. 29, 2015
Sept. 29, 2015
Dec. 30, 2015
Mar. 30, 2016
Jun. 29, 2016
Jun. 29, 2016
Sept. 29, 2016
Dec. 30, 2016
Dec. 30, 2016
Jun. 29, 2017
Dec. 30, 2017
Jun. 30, 2018
Dec. 30, 2018
See Note (3)
See Note (3)

Notes:

(1)

150,000 options exercisable at a price of $0.53 per share will vest and become exercisable on the first date that our shares trade at or above $1.00 per share for 20 consecutive trading days. 150,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date that our shares trade at or above $1.50 per share for 20 consecutive trading days. 150,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board of Directors determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

(2)

50,000 options exercisable at a price of $0.53 per share will vest and become exercisable on the first date that our shares trade at or above $1.00 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date that our shares trade at or above $1.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board of Directors determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

(3)

75,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date that our shares trade at or above $1.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board of Directors determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

EXECUTIVE COMPENSATION CONTRACTS

We currently pay $225,000 per year to a limited liability company controlled by Mr. Birnie for his services. We do not have a written compensation contract with Mr. Birnie or his limited liability company. With respect to the options granted to Mr. Birnie, any unvested options will immediately become vested and exercisable upon a change in control of our Company. We do not have any other change in control arrangements with Mr. Birnie.

We currently pay Mr. McDougal $84,000 per year for his services. We do not have a written compensation contract with Mr. McDougal. With respect to the options granted to Mr. McDougal, any unvested options will immediately vest and become exercisable upon a change in control of our Company. We do not have any other change in control arrangements with Mr. McDougal.

Mr. Strickler’s employment contract entitles him to a salary of $150,000 per year. With respect to the options granted to Mr. Strickler, any unvested options will immediately vest and become exercisable upon a change in control of our Company. We do not have any other change in control arrangements with Mr. Strickler.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2011 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2011 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark H. Brennan	$36,000	$0	$40,615	$0	$0	$0	$76,615

Notes:

(1)	Since January 1, 2009, we have compensated our independent directors at a rate of $3,000 per month.

(2)

On April 8, 2011, we granted Mr. Brennan options to purchase 200,000 shares of our common stock at an exercise price of $0.36 per share. Each of these options has vested. As of the end of our fiscal year ended December 31, 2011, Mr. Brennan had options to purchase up to 717,197 shares of our common stock. Each of these options is vested and exercisable and these options have various exercise prices and expiration dates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	11,587,197(1)	$0.54	11,910,699 (2)

(1)	Includes options and warrants to purchase an aggregate of 4,900,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).

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

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2011 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

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

(d)

Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on June 30, 2013. Pursuant to their terms, the warrants were to have vested at a rate of 825,000 per share every six months beginning June 30, 2010 and ending December 31, 2011, provided that the warrant holder continued to provide the contracted services without interruption through the particular vesting date. . As of December 31, 2011, all warrants had vested. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	the VWAP for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(e)

Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on June 30, 2014. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(iii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(f)

Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on June 30, 2013. As of the date of this Annual Report, 375,000 warrants were vested and exercisable. The remaining 125,000 warrants will vest and become exercisable on March 31, 2012 provided that the consultant continues to provide the contracted services to us without interruption through that date.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	4,800,000(2) (direct and indirect)	3.4%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	1,866,668(3) (direct)	1.4%
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration	271,150(4) (direct)	*
Common Stock	Mark H. Brennan Director	952,197(5) (direct)	*
Common Stock	All Officers and Directors as a Group (4 persons)	7,890,015	5.6%
5% STOCKHOLDERS
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	40,150,000(6) (direct)	29.3%
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	42,550,000(6) (direct and indirect)	31.1%

* Less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 26, 2012, there were 137,012,641 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned directly by Mr. Birnie consists of: (i) 1,900,000 shares of our common stock held by Mr. Birnie; (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $0.75 per share; (iii) options to acquire 2,200,000 shares of our common stock at an exercise price of $0.05 per share; (iv) options to acquire 300,000 shares of our common stock at an exercise price of $0.75 per share; and (v) options to acquire 150,000 shares of our common stock at a price of $0.53 per share. The shares listed as beneficially owned indirectly by Mr. Birnie consists of (i) 100,000 shares of our common stock held by Dosa Consulting, LLC (“Dosa”), a limited liability company controlled by Mr. Birnie; and (ii) warrants held by Dosa to acquire 50,000 shares of our common stock at an exercise price of $0.75 per share. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Birnie. A description of the exercisable and unexercisable options held by Mr. Birnie is provided in Item 11 of this Annual Report on Form 10-K.

(3)

The shares listed as beneficially owned by Mr. McDougal consists of: (i) 1,200,000 shares of our common stock held by Mr. McDougal; (ii) options to acquire 500,000 shares of our common stock at an exercise price of $0.05 per share; (iii) options to acquire 116,668 shares of our common stock at an exercise price of $0.75 per share; and (iv) options to acquire 50,000 shares of our common stock at an exercise price of $0.53 per share. Mr. McDougal also owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. McDougal. A description of the exercisable and unexercisable options held by Mr. McDougal is provided in Item 11 of this Annual Report on Form 10-K.

(4)

The shares listed as beneficially owned by Mr. Strickler consist (i) 16,600 shares of our common stock held by Mr. Strickler; (ii) warrants to acquire 4,550 shares of our common stock at an exercise price of $0.80 per share; (iii) options to acquire 200,000 shares of our common stock at an exercise price of $0.82 per share; and (iv) options to acquire 50,000 shares of our common stock at a price of $0.75 per share. Mr. Strickler also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Strickler. A description of the exercisable and unexercisable options held by Mr. Strickler is provided in Item 11 of this Annual Report on Form 10-K.

(5)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 165,000 shares of our common stock held by Mr. Brennan; (ii) warrants to purchase 70,000 shares of our common stock at an exercise price of $0.75 per share; (iii) options to acquire 250,000 shares of our common stock at an exercise price of $0.48 per share; (iv) options to acquire 200,000 shares of our common stock at an exercise price of $0.53 per share; (v) options to acquire 67,197 shares of our common stock at an exercise price of $0.81 per share; and (vi) options to acquire 200,000 shares of our common stock at an exercise price of $0.36 per share.

(6)

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

Except as disclosed below, none of the following parties has, during our December 31, 2011 fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

DDB Claims

A limited liability company controlled by Douglas D.G. Birnie, our CEO, President and Secretary, and a member of our Board of Directors, is the owner of a 1/8 interest in the mining syndicate known as the DDB Syndicate. The former officers and directors of CBI, and an affiliate of one of those former officers and directors of CBI, collectively own a 3/8 interest in the DDB Syndicate. A 3/8 interest in the DDB Syndicate is collectively owned by affiliates of Nanominerals Corp. (“Nanominerals”). One of our former directors is the owner of the remaining 1/8 interest in the DDB Syndicate. Mr. Birnie is also the owner of a 3.5% interest in Nanominerals. Mr. Birnie, Nanominerals and Nanominerals’ affiliates acquired their respective interests in the DDB Syndicate and the DDB Claims prior to his and their involvement with the Company. Mr. Birnie acquired his interest in Nanominerals prior to their involvement with the Company.

On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. To date, we have paid the DDB Syndicate $220,000 under the terms of the DDB Agreement. Under the option rights provided under the DDB Agreement, we may purchase the DDB Claims at any time by either:

(a)	paying the DDB Syndicate a purchase price of $400,000 (with all previously made rental payments credited against such purchase price); or

(b)	paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims.

As the owners of a 1/8 interest each in the DDB Syndicate, Mr. Birnie is entitled to 1/8 of any amounts paid by us under the DDB Agreement. Under the terms of the DDB Agreement, we paid a total of $30,000 to the DDB Syndicate during each of the years ended December 31, 2010 and 2011.

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is the owner of 40,150,000 shares, or 29.3%, of our common stock. Nanominerals acts as a consultant to us on technical exploration and financial matters. In addition, Nanominerals has provided dedicated use of its laboratory, instrumentation, milling and research equipment and facilities. Nanominerals invoices us for services provided plus expenses incurred in connection with providing those services.

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010
Consulting Fees	$420,000	$420,000
Reimbursement of Expenses	$101,478	$115,974
Purchases of Equipment	$22,500	--
Advance on Purchase of Equipment	$195,000
	$738,978	$535,974

Purchased equipment was for multiple 40’ storage containers and the advance on equipment purchases was for circuit equipment as well as lab equipment. A purchase price of $230,630 for the equipment was agreed to on March 9, 2012.

As of the year ended December 31, 2011, we had an outstanding balance due to Nanominerals of $42,181.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$38,885	$61,218
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$38,885	$61,218

Our audit committee reviewed the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)

Exhibit
Number	Description of Exhibit
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
23.1	Consent of Brown Armstrong Accountancy Corporation
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	March 30, 2012	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	March 30, 2012	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2012	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	March 30, 2012	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	March 30, 2012	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director