Form 10-Q
period 2012-03-31
IRELAND INC.
filed 2012-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
[ x ]Yes[ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ]Yes[ ] No

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
[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 10, 2012, the Registrant had 137,012,641 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$4,185,658	$521,660
Other receivables	2,552	6,482
Prepaid expenses	144,108	227,163
Deposits - related party	245,000	195,000

Total current assets	4,577,318	950,305

Property and equipment, net	3,312,223	3,378,487
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bonds	1,186,559	1,193,567
Reclamation bonds	40,000	40,000
Deposits	2,200	2,200

Total non-current assets	36,489,035	36,562,307

Total assets	$41,066,353	$37,512,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$135,278	$81,408
Accounts payable - related party	39,610	42,181
Accrued payroll and related taxes	72,498	67,675
Due to related party	23,290	23,290

Total current liabilities	270,676	214,554

Long-term liabilities
Accrued reclamation and remediation costs	572,338	572,338
Deferred income taxes	2,385,271	2,825,752

Total long-term liabilities	2,957,609	3,398,090

Total liabilities	3,228,285	3,612,644

Commitments and contingencies - Note 9	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 137,012,641 and 127,452,461 shares, respectively, issued and outstanding	137,012	127,452
Additional paid-in capital	56,985,642	52,233,054
Accumulated other comprehensive income	20,532	25,173
Accumulated deficit during exploration stage	(19,305,118)	(18,485,711)

Total stockholders' equity	37,838,068	33,899,968

Total liabilities and stockholders' equity	$41,066,353	$37,512,612

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	537,230	602,657	12,568,927
Mineral exploration and evaluation expenses - related party	120,459	137,708	3,225,056
General and administrative	371,719	617,883	9,195,388
General and administrative - related party	-	2,000	23,066
Depreciation	209,585	203,056	1,651,259
Mineral and property holding costs	23,750	15,000	571,750
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	1,262,743	1,578,304	27,544,446

Loss from operations	(1,262,743)	(1,578,304)	(27,544,446)

Other income (expense)
Interest income	5,672	9,876	358,649
Interest expense	(319)	-	(6,302)

Total other income (expense)	5,353	9,876	352,347

Loss before income taxes	(1,257,390)	(1,568,428)	(27,192,099)

Income tax benefit	437,983	459,070	7,886,981

Net loss	$(819,407)	$(1,109,358)	$(19,305,118)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	130,719,674	122,434,442

Consolidated Statements of Comprehensive Loss

Net loss	$(819,407)	$(1,109,358)	$(19,305,118)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments, net of tax of $2,498 and $0, respectively, for the quarters ended March 31, 2012 and 2011 and $11,058 for the period of inception through March 31, 2012	(4,641)	-	20,532

Total comprehensive loss	$(824,048)	$(1,109,358)	$(19,284,586)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity
Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$(614)	$(14,597,082)	$33,824,589
Stock-based compensation	-	-	253,639	-	-	253,639
Net loss, March 31, 2011	-	-	-	-	(1,109,358)	(1,109,358)
Balance, March 31, 2011	122,434,442	$122,434	$48,553,490	$(614)	$(15,706,440)	$32,968,870
Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$25,173	$(18,485,711)	$33,899,968
Stock-based compensation	-	-	24,414	-	-	24,414
Issuance of shares for cash, net	9,560,000	9,560	4,728,174	-	-	4,737,734
Unrealized loss on investments, net of $2,498 deferred tax	-	-	-	(4,641)	-	(4,641)
Net loss, March 31, 2012	-	-	-	-	(819,407)	(819,407)
Balance, March 31, 2012	137,012,641	$137,012	$56,985,642	$20,532	$(19,305,118)	$37,838,068

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period from
			February 20, 2001
			(date of inception)
	For the Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(819,407)	$(1,109,358)	$(19,305,118)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	209,585	203,056	1,651,259
Write-off of mineral rights	-	-	14,000
Stock-based expenses	24,414	253,639	4,097,404

Changes in operating assets and liabilities:
Other receivables	3,930	10,000	(2,552)
Prepaid expenses and deposits	33,055	95,810	(539,182)
Reclamation bonds and other deposits	-	775,000	(10,940)
Accounts payable and accrued liabilities	56,122	7,612	143,784
Deferred income taxes	(437,983)	(459,070)	(7,886,981)
Accrued reclamation and remediation costs	-	-	572,338

Net cash used in operating activities	(930,284)	(223,311)	(21,265,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(143,321)	19,379	(4,837,636)
Purchase of restricted investments held for reclamation bonds	(131)	-	(1,154,969)

Net cash (used) provided in investing activities	(143,452)	19,379	(5,992,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,780,000	-	32,020,719
Proceeds from option exercises	-	-	20,000
Stock issuance costs	(42,266)	-	(604,758)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	4,737,734	-	31,444,251

NET CHANGE IN CASH	3,663,998	(203,932)	4,185,658

CASH AT BEGINNING OF PERIOD	521,660	1,602,179	-

CASH AT END OF PERIOD	$4,185,658	$1,398,247	$4,185,658

SUPPLEMENTAL INFORMATION

Interest paid	$319	$-	$6,302

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $19,284,586 as of March 31, 2012. This amount is comprised of net loss from operations of $19,305,118 and other comprehensive income of $20,532. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 45,494,110 and 37,411,832 as of March 31, 2012 and 2011, respectively.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the additional fair value measurement and disclosure requirements during the first quarter of March 31, 2012. Adoption did not have a material impact on its financial position or results of operations.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity, except investments by, and distributions to, owners, be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require presentation, on the face of the financial statements, of reclassification adjustments for items that are reclassified from other comprehensive income to net income. These new standards are effective beginning in the first quarter of 2012 and are to be applied retrospectively. The Company adopted this amended standard during the quarter ended March 31, 2012. Adoption did not have a material impact on its financial position or results of operations.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(8,100)	$12,754	$20,854	$(7,355)	$13,499
Computers and equipment	45,370	(34,930)	10,440	45,370	(33,800)	11,570
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,048,708)	1,877,023	2,925,731	(911,898)	2,013,833
Site equipment	1,274,609	(445,990)	828,619	1,274,609	(388,769)	885,840
Vehicles	23,595	(17,696)	5,899	23,595	(16,517)	7,078
Building	500,000	(95,833)	404,167	500,000	(83,333)	416,667
Construction in progress	143,321	-	143,321	-	-	-

	$4,963,480	$(1,651,257)	$3,312,223	$4,820,159	$(1,441,672)	$3,378,487

Depreciation expense was $209,585 and $203,056 for the three month periods ended March 31, 2012 and 2011, respectively.

3.	MINERAL PROPERTIES

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

a)

To maintain the buyout option, the Company is required to pay $8,000 per month effective July 1, 2011 until December 31, 2016 and spend an aggregate of $600,000 in additional qualifying expenditures by December 31, 2016. For each $2,000 in qualifying expenditures, the Company will earn a 0.1% interest in in the Red Mountain Claims, up to a maximum of an additional 29.4% interest.

b)

The Company may at any time during the life of the Red Mountain Project earn a 100% interest by paying $200,000 and by issuing shares with an aggregate value of $2,800,000 if the option is exercised prior to March 31, 2012 or $3,800,000 if the option is exercised after March 31, 2012. The share price will be equal to the volume weighted average trading price during the 20 trading days immediately prior to the date of the notice of exercise. The Company did not exercise the option prior to March 31, 2012.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Pursuant to the option assignment agreement the Company granted a 5% net smelter return royalty to NMC.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At March 31, 2012 and December 31, 2011, cash bonding amounted to $40,000, respectively. At March 31, 2012 and December 31, 2011, restricted investments amounted to $1,186,559 and $1,193,567, respectively, and exceeded bonding requirements by $36,559 and $43,567, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2012
US Treasury Notes	$879,553	$31,590	$-	$911,143
Certificates of deposit	275,416	-	-	275,416

Total available-for-sale securities	$1,154,969	$31,590	$-	$1,186,559

December 31, 2011
US Treasury Notes	$879,553	$38,729	$-	$918,282
Certificates of deposit	275,285	-	-	275,285

Total available-for-sale securities	$1,154,838	$38,729	$-	$1,193,567

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income net of deferred taxes. The gross unrealized loss recognized in other comprehensive loss for the three month period ended March 31, 2012 was $7,139. No unrealized gain or loss was recognized in the three month period ended March 31, 2011.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit which mature in April 2016 and June 2012, respectively; however, each will be automatically renewed for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities – Accrued reclamation and remediation costs relate to the Columbus Project and amounted to $572,338 as of March 31, 2012 and December 31, 2011, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - During the three month period ended March 31, 2012, the Company issued common stock as follows:

1.

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

The Company paid a finder’s fee of $8,000 in cash and 16,000 share purchase warrants related to the private placement. The finder is a registered broker dealer pursuant to Section 15 of the Securities Exchange Act of 1934, as amended.

2.

On February 23, 2012, the Company issued an aggregate of 5,530,000 units at a price of $0.50 per unit in separate concurrent private placement offerings for aggregate proceeds of $2,765,000, as described below. Each unit is comprised of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.80 per share for a period expiring March 31, 2015. After September 30, 2012, the Company may accelerate the expiration date of the warrants if the volume weighted average price for our common stock exceeds $2.40 per share for 20 consecutive trading days.

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

Filing and legal fees related to these issuances were $28,266. Total fees, including finder’s fees, filing and legal fees amounted to $42,266.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY (continued)

Private Placement Warrants - A summary of investor warrant activity for the three month period ended March 31, 2012 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2011	30,630,957	$0.75 - 2.39	1.52
Granted	9,588,000	$0.80	3.00
Forfeited/expired	-	-	-

Outstanding and exercisable, March 31, 2012	40,218,957	$0.75 - 2.39	1.68

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Stock-Based Compensation” in Note 5.

5.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2012, the Company had granted 7,904,416 options under the Plan, of which, 7,087,197 were outstanding.

Stock warrants –Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At March 31, 2012, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. Inputs used in these models are determined as follows:

1.

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the option pricing models. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s models.

2.	The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo-Trinomial Lattice model.

3.	Volatility is based on the average historical volatility levels of a representative peer group.

4.	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero- coupon issues over the equivalent contractual lives of the options.

During the three month period ended March 31, 2012, no options or warrants were granted for compensation.

Total expense for the three month periods ended March 31, 2012 and 2011 related to the granting, vesting and modification of all stock-based compensation awards was $24,414 and $253,639, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the three month period ended March 31, 2012:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	11,587,197	$0.54	3.93
Options/warrants granted	-	-	-
Options/warrants exercised	-	-	-
Options/warrants expired	-	-	-
Options/warrants cancelled	-	-	-

Balance, March 31, 2012	11,587,197	$0.54	3.68

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three month period ended March 31, 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2011	1,345,832	$0.31
Granted	-	-
Vested	(125,000)	(0.09)
Forfeited	-	-

Unvested, March 31, 2012	1,220,832	$0.33

As of March 31, 2012, there was $319,087 of total unrecognized compensation cost related to unvested stock options and warrants. This cost is expected to be fully recognized as follows:

2012	$187,449
2013	131,638

Total	$319,087

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the three month period ended March 31, 2012, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	42,218,154	$0.90	2.18
Options/warrants granted	9,588,000	0.80	3.00
Options/warrants cancelled	-	-	-
Options/warrants expired	-	-	-

Balance, March 31, 2012	51,806,154	$0.88	2.13

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Deferred income tax assets:

Net operating loss carryforward	$7,486,221	$7,105,330
Option compensation	1,341,566	1,333,021
Property, plant & equipment	355,922	307,376
Reclamation and remediation costs	200,318	200,318

Gross deferred income tax assets	9,384,027	8,946,045
Less: valuation allowance	(691,050)	(691,050)

Net deferred income tax assets	8,692,977	8,254,995

Deferred income tax liabilities:

Unrealized gains on investments	11,057	13,556
Acquisition related liabilities	11,067,191	11,067,191

Net deferred income tax liabilities	$2,385,271	$2,825,752

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2012 and December 31, 2011, respectively.

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

A reconciliation of the tax benefit for the three month periods ended March 31, 2012 and 2011 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31,	March 31,
	2012	2011

Income tax benefit based on statutory tax rate	$440,087	$548,950

Reconciling items:
Non-deductible items	(2,104)	(1,106)
Change in valuation allowance	-	(88,774)

Income tax benefit	$437,983	$459,070

The Company had cumulative net operating losses of approximately $21,389,204 and $20,300,944 as of March 31, 2012 and December 31, 2011, respectively, for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2008. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

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

Lease obligations – The Company rents office space in Henderson, Nevada on month-to-month terms. Rental expense for office space was $13,800 and $17,925 for the three month periods ended March 31, 2012 and 2011, respectively.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2012 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of March 31, 2012, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2012, the Company had $3,125,015 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

11.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows for the three month period ended March 31, 2012:

Net Loss	$(819,407)
Other Comprehensive Loss, net of tax:
Unrealized loss on restricted investments	(4,641)
Comprehensive Loss	$(824,048)

The tax effects of each component of comprehensive loss for the three month period ended March 31, 2012 were as follows:

Unrealized holding losses	$(7,139)
Income tax benefit	2,498

Total unrealized loss, net of tax	$(4,641)

For the three month period ended March 31, 2011, there were no other comprehensive gain or loss items recognized.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	RELATED PARTY TRANSACTIONS

Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 29% of the Company’s outstanding common stock. The Columbus Project and the Red Mountain Project are further discussed in Note 3.

The Company utilizes the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the three month period ended March 31, 2012, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $15,459, respectively. Additionally, the Company paid NMC an additional $50,000 deposit on equipment purchases. At March 31, 2012, the total deposit on equipment purchases was $245,000. At March 31, 2012, the Company had an outstanding balance due to NMC $39,610.

For the three month period ended March 31, 2011, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $32,708, respectively. At March 31, 2011, the Company had an outstanding balance due to NMC of $48,839.

Due to related parties includes amounts due to former officers of the Company. At March 31, 2012, the remaining amount of due to related parties was $23,290.

During the three month period ended March 31, 2011, the Company incurred expenses of $2,000 for services performed by one of its independent directors, Mark Brennan.

13.	SUBSEQUENT EVENTS

Unregistered sales of equity securities - In April 2012, the Company entered into a contract with AuRIC for the installation of plant and equipment for the pilot plant at the Columbus Project. Under the provisions of the contract, AuRIC will be paid at their standard rates except that:

(1)

upon completion of installation and operation of the pilot plant for 30 continuous days, the Company will pay AuRIC an additional $200,000 in cash and issue to AuRIC’s nominees share purchase warrants for an aggregate of 1,500,000 shares of the Company’s common stock; and

(2)

after installation and upon the pilot plant processing 1,500 tons of material and demonstrating extraction of at least 75% of the caustic fusion assayed head grade, the Company will pay AuRIC an additional $200,000 in cash and issue to AuRIC’s nominees share purchase warrants for an additional 1,500,000 shares the Company’s common stock.

The share purchase warrants will be exercisable at a price of $0.90 per share expiring on March 30, 2017, and will contain cashless exercise provisions.

The Company’s obligation to issue the share purchase warrants is contingent upon the issuance of the warrants qualifying for the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	SUBSEQUENT EVENTS (continued)

Grant of options to officers - On April 23, 2012, the Company granted non-qualified stock options to certain executive officers under the 2007 Stock Incentive Plan for an aggregate of 800,000 shares of common stock at an exercise price of $0.90 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

On April 23, 2012, the Company granted non-qualified stock options to certain executive officers under the 2007 Stock Incentive Plan for an aggregate of 800,000 shares of common stock at an exercise price of $0.90 per option. The options vest upon the Company’s stock price achieving defined targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

Grant of options to directors, employees and consultants – On April 23, 2012, the Company granted non-qualified stock options to certain independent directors, employees and consultants under the 2007 Stock Incentive Plan to acquire an aggregate of 937,500 shares of common stock at an exercise price of $0.90 per share, subject to certain vesting provisions and expiring five years after vesting. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2012.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal year ended December 31, 2011:

Testing on Gravity Concentration Circuit

In January and February 2012, we released the results of three tests completed by our independent metallurgical consultants, AuRIC Metallurgical Laboratories, LLC (“AuRIC”) of Salt Lake City, UT, using a new gravity concentration process, on bulk samples taken from the North Sand Zone. All tests were conducted at AuRIC’s laboratory facilities in Salt Lake City, utilizing modified operating parameters on the same gravity concentration process. These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. We are continuing to work on optimizing the extraction circuit. Once we have finalized the operating parameters for the gravity concentration circuit to our satisfaction, we will complete upgrades to our onsite pilot plant at the Columbus Project. A more detailed description of these tests is contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

In addition to demonstrating potential extraction rates for the Columbus Project, these tests indicated that more gold was extracted by leaching concentrates derived from large samples than was predicted by caustic fusion assay on small head samples (approx. 5g). We believe that these results are consistent with the “nugget effect” common in alluvial deposits such as those found at the Columbus Project, and emphasize the need to process large samples and the extraction of gold in hand to best determine the head grade of the project.

Completion of Private Placement Financings

In February and March 2012, we sold an aggregate of 9,560,000 units (each a "Unit") at a price of $0.50 per Unit in separate concurrent private placement offerings, for total aggregate proceeds of $4,780,000, as described below. Each Unit was comprised of one share of our common stock and one share purchase warrant (each a “Warrant”), with each Warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.80 per share for a period expiring March 31, 2015. After September 30, 2012, we may accelerate the expiration date of the Warrants if the volume-weighted average price for our common stock exceeds $2.40 per share for 20 consecutive trading days.

US Private Placement:  We sold an aggregate of 9,260,000 Units to U.S. persons for total gross proceeds of $4,630,000 pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). All but one of the U.S. subscribers represented that they were an accredited investor as defined under Regulation D of the Securities Act. The one non-accredited investor was provided with the disclosure required by Rule 502 of Regulation D and provided representations that investor otherwise met the requirements under Rule 506 for persons that do not qualify as an accredited investor.

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

Grant of Options to the Executive Officers under the 2007 Stock Incentive Plan

Effective April 23, 2012 (the "Grant Date"), we granted non-qualified stock purchase options to certain of our executive officers under our 2007 Stock Incentive Plan (the “2007 Plan”) for an aggregate of 1,600,000 shares of our common stock at an exercise price of $0.90 per share, vesting and in the amounts as set out below, and expiring 5 years after the particular vesting date:

	Birnie	McDougal	Strickler
Vesting Date	CEO, President	CFO &	VP Finance &
	& Secretary	Treasurer	Administration

The date that the Company has successfully completed the following two performance milestones, which date shall be reasonably determined by the Board of Directors:	200,000	100,000	100,000

(i) completed installation of a new precious metals extraction circuit at the Company’s Columbus Project (the “Extraction Circuit”), and

(ii) the Extraction Circuit has been satisfactorily operated for 30 consecutive working days.

The date that the Company has successfully processed 1,500 tons of mineralized material extracted from the Columbus Project through the Extraction Circuit, which date shall be reasonably determined by the Board of Directors.	200,000	100,000	100,000

The first date after the Grant Date that the closing price for the Company’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days.	200,000	100,000	100,000

The first date after the Grant Date that the closing price for the Company’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days	200,000	100,000	100,000

Total:	800,000	400,000	400,000

Each of the options granted to Messrs. Birnie, McDougal and Strickler will automatically vest and become exercisable upon the occurrence of a change in control.

Grant of Options to Directors, Employees and Consultants Pursuant to 2007 Plan

Effective April 23, 2012 (the "Grant Date"), we granted further non-qualified stock options to certain of our independent directors, employees and consultants under our 2007 Stock Incentive Plan (the “2007 Plan”) to acquire an aggregate of 937,500 shares of our common stock at an exercise price of $0.90 per share, subject to certain vesting provisions and expiring five years after vesting. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

Unregistered Sales of Equity Securities

In April 2012, we entered into a contract with AuRIC for the design and installation of, and to provide operating assistance for, the precious metals extraction circuit for the pilot plant at the Columbus Project. Under the provisions of our contract, AuRIC will be paid at their standard rates except that:

(1)

upon completion of installation and operation of the pilot plant for 30 continuous days, we have agreed to pay to AuRIC an additional $200,000 in cash and to issue to AuRIC’s nominees share purchase warrants for an aggregate of 1,500,000 shares of our common stock; and

(2)

after installation and upon the pilot plant processing 1,500 tons of material and demonstrating extraction of at least 75% of the caustic fusion assayed head grade, we have agreed to pay AuRIC an additional $200,000 in cash and to issue to AuRIC’s nominees share purchase warrants for an additional 1,500,000 shares of our common stock.

The share purchase warrants will be exercisable at a price of $0.90 per share expiring on March 30, 2017, and will contain cashless exercise provisions.

Our obligation to issue the share purchase warrants is contingent upon the issuance of the warrants qualifying for the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

PLAN OF OPERATIONS

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

(a)

Mineral Resources: Exploration and development work to date has identified three different host materials (sand, clay, brine), each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. Our exploration efforts to date have focused on drilling both the sand and clay zones within the approximately 5,000-acre Columbus Project Area of Interest outlined by previous geochemical exploration work. Our recent work has focused on the North Sand Zone.

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.034 opt Au and 0.179 opt Ag (0.038 opt AuE). We estimate the drill-inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons. In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons with a weight mean average head grade of 0.036 opt Au and 0.182 opt Ag (0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth.

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

(b)

Feasibility Study/Mining and Recovery Methodology: We currently have a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378-acre site (320-acre mine site and 58-acre mill site) at a mine rate of up to 792,000 tons per year. During the period from 2008-2011 we developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led Ireland to focus on extraction of precious metals from the sands.

We recently announced the results of tests completed by AuRIC Metallurgical Laboratories, LLC (“AuRIC”) of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) of sand material collected from a single site within the North Sand Zone using a new gravity concentration circuit. These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. The weight mean average results on the tests were as follows: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.100 opt AuE1, 0.084 opt Au and 0.642 opt Ag).

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

We are currently installing the framework for upgrades concurrent with the completion of the Columbus Project on-site pilot plant, and we will move forward with the upgrades upon completion of AuRIC’s tests. After the installation and performance assessment of the on-site gravity concentration circuit, we will commence the bulk testing of up to 2,000 tons of sand material.

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

We anticipate spending approximately $3,491,000 on our exploration and development program and $430,000 on our capital expenditures for the Columbus Project from April 1, 2012 until March 31, 2013.

______________________________
1 AuE opt = Au opt + 0.025 Ag opt

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $114,000 for property payments and maintenance costs for the Red Mountain Project for the 12 months ending March 31, 2013. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2011 included in our most recent Annual Report on Form 10-K.

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

Reclamation and remediation costs (asset retirement obligation) - For our exploration stage properties, we accrue the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, we record the corresponding cost as an exploration stage expense. The costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

Liquidity and Capital Resources

Our financial position was as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Cash	$4,185,658	$521,660
Current liabilities	$270,676	$214,554
Accrued reclamation costs	$572,338	$572,338
Stockholders' equity	$37,838,068	$33,899,968

During the interim period ended March 31, 2012, our liquidity position was affected by the following:

  Continued exploration stage losses of $819,407. Significant non-cash expenses included depreciation of $209,585 and share based compensation of $24,414. Significant non-cash income included the income tax benefit of $437,983.
  Purchases of new equipment in the amount of $143,321.
  Net proceeds from the completion of a private placement offering of $4,780,000 less stock issuance costs of $42,266.

Looking Forward

We have budgeted for the following cash expenditures for the period from April 1, 2012 until March 31, 2013:

Columbus Project
º	Property Payments	$180,000
º	Drilling Program and Mineralization Estimates	1,472,000
º	Pilot Plant / Project Feasibility	1,839,000
	Total for Columbus Project	$3,491,000

Red Mountain Project
º	Property Acquisition and Maintenance Costs	$114,000
	Total for Red Mountain Project	$114,000

General and Administration
	Total for General and Administration	$1,867,000
Total Expected Expenses		$5,472,000
Total Expected Capital Expenditures		$430,000
Total Expected Cash Expenditures		$5,902,000

During the next 12 months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2013 will be approximately $5,902,000. As of May 8, 2012, we had cash reserves in the amount of approximately $3,643,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the year ending December 31, 2012. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration and development activities to October 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  During the quarter ended March 31, 2012, we sold an aggregate of 9,560,000 Units under our US and Offshore Private Placements for total gross proceeds of $4,780,000. We do not have any additional financing agreements in place.

  Our 2012 budget includes capital expenditures of $430,000; however, we do not have any commitments for capital expenditures.

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

Operating Expenses

Mineral exploration and evaluation expenses decreased by 10.86% to $537,230 during the quarter ended March 31, 2012 from $602,657 during the quarter ended March 31, 2011. The decrease was primarily the result of reduced sampling, permitting, and metallurgical/assaying costs.

Mineral exploration and evaluation expenses – related party decreased by 12.53% to $120,459 for the quarter ended March 31, 2012 from $137,708 during the quarter ended March 31, 2011. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder.

General and administrative expenses decreased by 39.84% to $371,719 during the quarter ended March 31, 2012 from $617,883 during the quarter ended March 31, 2011. General and administrative expenses decreased primarily as a result of decreases in accounting, auditing, and legal expenses as well as decreases in stock based grants and vesting expenses.

Other Income and Expenses

Total other income and expenses decreased by 45.80% to $5,353 during the quarter ended March 31, 2012 from $9,876 during the quarter ended March 31, 2011. The decrease was a result of reduced interest income during the period.

Income Tax Benefit

Income tax benefit decreased by 4.59% to $437,983 during the quarter ended March 31, 2012 from $459,070 during the quarter ended March 31, 2011. The decrease was primarily a result of a reduction in the net loss during the period.

Net Loss

The aforementioned factors resulted in a net loss of $819,407, or $0.01 per common share, for the quarter ended March 31, 2012, as compared with a net loss of $1,109,358, or $0.01 per common share, for the quarter ended March 31, 2011.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs using a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We adopted the additional fair value measurement and disclosure requirements during the quarter ended March 31, 2012. Adoption did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity, except investments by, and distributions to, owners, be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require presentation, on the face of the financial statements, of reclassification adjustments for items that are reclassified from other comprehensive income to net income. These new standards are effective beginning in the first quarter of 2012 and are to be applied retrospectively. We adopted this amended standard during the quarter ended March 31, 2012. Adoption did not have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2012, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,902,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending March 31, 2013. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until October 31, 2012. We anticipate that we will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources. Other than our US and Offshore Private Placements, we do not currently have any financing arrangements in place.

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

In April 2012, we entered into an agreement with AuRIC for the installation of plant and equipment at our pilot plant at the Columbus Project. Under the terms of our agreement with AuRIC, we have agreed to issue to AuRIC’s nominees up to 3,000,000 share purchase warrants upon the completion of certain milestones. A description of our obligation to issue these securities is provided in Item 2 of Part I of this Quarterly Report.

In February and March 2012, we sold an aggregate of 9,560,000 units (each a “Unit”) at a price of $0.50 per Unit in separate concurrent private placement offerings for total aggregate proceeds of $4,780,000. A description of these private placements is provided in Item 2 of Part I of this Quarterly Report and in our Current Reports on Form 8-K filed with the SEC on February 28, 2012 and March 14, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)

Exhibit
Number	Description of Exhibit
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.
10.17	Non-Qualified Stock Option Agreement for Robert D. McDougal.
10.18	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.
10.19	Non-Qualified Stock Option Agreement for Mark H. Brennan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2010 filed on March 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 15, 2012	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 15, 2012	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)