Form 10-Q
period 2012-06-30
IRELAND INC.
filed 2012-08-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
[ ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2012, the Registrant had 137,012,641 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011

ASSETS

Current assets
Cash	$3,052,418	$521,660
Other receivables	6,380	6,482
Prepaid expenses	79,538	227,163
Deposits - related party	-	195,000

Total current assets	3,138,336	950,305

Property and equipment, net	3,352,295	3,378,487
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bonds	1,189,122	1,193,567
Reclamation bonds	40,000	40,000
Deposits	2,200	2,200

Total non-current assets	36,531,670	36,562,307

Total assets	$39,670,006	$37,512,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$49,960	$81,408
Accounts payable - related party	-	42,181
Accrued payroll and related taxes	66,810	67,675
Due to related party	23,290	23,290

Total current liabilities	140,060	214,554

Long-term liabilities
Accrued reclamation and remediation costs	622,338	572,338
Deferred income taxes	1,839,673	2,825,752

Total long-term liabilities	2,462,011	3,398,090

Total liabilities	2,602,071	3,612,644

Commitments and contingencies - Note 9	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 137,012,641 and 127,452,461 shares, respectively, issued and outstanding	137,012	127,452
Additional paid-in capital	57,273,107	52,233,054
Accumulated other comprehensive income	22,116	25,173
Accumulated deficit during exploration stage	(20,364,300)	(18,485,711)

Total stockholders' equity	37,067,935	33,899,968

Total liabilities and stockholders' equity	$39,670,006	$37,512,612

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the Three Months Ended		For the Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	640,061	819,247	1,177,290	1,432,196	13,208,987
Mineral exploration and evaluation expenses - related party	112,378	136,343	232,837	274,050	3,337,434
General and administrative	609,042	551,229	980,761	1,158,821	9,804,430
General and administrative - related party	-	-	-	2,000	23,066
Depreciation	227,787	204,302	437,372	407,359	1,879,046
Mineral and property holding costs	23,750	15,000	47,500	30,000	595,500
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,613,018	1,726,121	2,875,760	3,304,426	29,157,463

Loss from operations	(1,613,018)	(1,726,121)	(2,875,760)	(3,304,426)	(29,157,463)

Other income (expense)
Interest income	7,732	4,219	13,404	14,094	366,381
Interest expense	(344)	-	(664)	-	(6,647)

Total other income (expense)	7,388	4,219	12,740	14,094	359,734

Loss before income taxes	(1,605,630)	(1,721,902)	(2,863,020)	(3,290,332)	(28,797,729)

Income tax benefit	546,448	449,550	984,431	908,620	8,433,429

Net loss	$(1,059,182)	$(1,272,352)	$(1,878,589)	$(2,381,712)	$(20,364,300)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	137,012,641	124,301,388	133,866,157	123,362,758

Consolidated Statements of Comprehensive Income (Loss)

Net loss	$(1,059,182)	$(1,272,352)	$(1,878,589)	$(2,381,712)	$(20,364,300)

Other comprehensive income (loss)
Unrealized income (loss) on investments, net of deferred tax	1,583	-	(3,057)	-	22,116

Total comprehensive loss	$(1,057,599)	$(1,272,352)	$(1,881,646)	$(2,381,712)	$(20,342,184)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity

Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$(614)	$(14,597,082)	$33,824,589

Stock-based compensation	-	-	493,716	-	-	493,716

Sale of shares for cash, net	5,018,199	5,018	2,752,536	-	-	2,757,554

Net loss, June 30, 2011	-	-	-	-	(2,381,712)	(2,381,712)

Balance, June 30, 2011	127,452,641	$127,452	$51,546,103	$(614)	$(16,978,794)	$34,694,147

Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$25,173	$(18,485,711)	$33,899,968

Stock-based compensation	-	-	311,879	-	-	311,879

Issuance of shares for cash, net	9,560,000	9,560	4,728,174	-	-	4,737,734

Unrealized loss on investments, net of $1,648 deferred tax	-	-	-	(3,057)	-	(3,057)

Net loss, June 30, 2012	-	-	-	-	(1,878,589)	(1,878,589)

Balance, June 30, 2012	137,012,641	$137,012	$57,273,107	$22,116	$(20,364,300)	$37,067,935

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period from
			February 20, 2001
			(date of inception)
	For the Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,878,589)	$(2,381,712)	$(20,364,300)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	437,372	407,359	1,879,046
Write-off of mineral rights	-	-	14,000
Stock-based expenses	311,879	493,716	4,384,869

Changes in operating assets and liabilities:
Other receivables	102	10,000	(6,380)
Prepaid expenses and deposits	97,625	(4,299)	(474,612)
Reclamation bonds and other deposits	-	875,000	(10,940)
Accounts payable and accrued liabilities	(74,494)	(39,488)	13,168
Deferred income taxes	(984,431)	(908,620)	(8,433,429)
Accrued reclamation and remediation costs	50,000	197,000	622,338

Net cash used in operating activities	(2,040,536)	(1,351,044)	(22,376,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(166,180)	(19,800)	(4,860,495)
Purchase of restricted investments held for reclamation bonds	(260)	(275,020)	(1,155,098)

Net cash used in investing activities	(166,440)	(294,820)	(6,015,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,780,000	2,760,009	32,020,719
Proceeds from option exercises	-	-	20,000
Stock issuance costs	(42,266)	(2,455)	(604,758)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	4,737,734	2,757,554	31,444,251

NET CHANGE IN CASH	2,530,758	1,111,690	3,052,418

CASH AT BEGINNING OF PERIOD	521,660	1,602,179	-

CASH AT END OF PERIOD	$3,052,418	$2,713,869	$3,052,418

SUPPLEMENTAL INFORMATION

Interest paid	$344	$-	$6,327

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $20,342,184 as of June 30, 2012. This amount is comprised of net loss from operations of $20,364,300 and other comprehensive income of $22,116. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Restricted investments held for reclamation bonds - Restricted investments serve as collateral for reclamation bonding. The investments are classified as available for sale and are recorded at fair value based on quoted market prices with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses are determined on a specific identification method and are recognized in the consolidated statement of operations.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. At June 30, 2012 and 2011, 54,343,654 and 40,143,154 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the additional fair value measurement and disclosure requirements during the first quarter of 2012. Adoption did not have a material impact on its financial position or results of operations.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity, except investments by, and distributions to, owners, be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require presentation, on the face of the financial statements, of reclassification adjustments for items that are reclassified from other comprehensive income to net income. These new standards are effective beginning in the first quarter of 2012 and are to be applied retrospectively. The Company adopted this amended standard during the quarter of 2012. Adoption did not have a material impact on its financial position or results of operations.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(8,845)	$12,009	$20,854	$(7,355)	$13,499
Computers and equipment	45,370	(36,060)	9,310	45,370	(33,800)	11,570
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,185,517)	1,740,214	2,925,731	(911,898)	2,013,833
Site equipment	1,685,789	(521,413)	1,164,376	1,274,609	(388,769)	885,840
Vehicles	23,595	(18,876)	4,719	23,595	(16,517)	7,078
Building	500,000	(108,333)	391,667	500,000	(83,333)	416,667

	$5,231,339	$(1,879,044)	$3,352,295	$4,820,159	$(1,441,672)	$3,378,487

Depreciation expense was $437,372 and $407,359 for the six month periods ended June 30, 2012 and 2011, respectively.

3.	MINERAL PROPERTIES

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

b)

The Company may at any time during the life of the Red Mountain Project earn a 100% interest by paying $200,000 and by issuing shares with an aggregate value of $3,800,000. The share price will be equal to the volume weighted average trading price during the 20 trading days immediately prior to the date of the notice of exercise.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Pursuant to the option assignment agreement the Company granted a 5% net smelter return royalty to NMC.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At June 30, 2012 and December 31, 2011, cash bonding amounted to $40,000, respectively. At June 30, 2012 and December 31, 2011, restricted investments amounted to $1,189,122 and $1,193,567, respectively, and exceeded bonding requirements by $39,122 and $43,567, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2012
US Treasury Notes	$879,553	$34,024	$-	$913,577
Certificates of deposit	275,545	-	-	275,545

Total available-for-sale securities	$1,155,098	$34,024	$-	$1,189,122

December 31, 2011
US Treasury Notes	$879,553	$38,729	$-	$918,282
Certificates of deposit	275,285	-	-	275,285

Total available-for-sale securities	$1,154,838	$38,729	$-	$1,193,567

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income (loss) net of deferred taxes. The gross unrealized loss recognized in other comprehensive loss for the six month period ended June 30, 2012 was $4,705. No unrealized gain or loss was recognized in the six month period ended June 30, 2011.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2013, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities – Accrued reclamation and remediation costs relate to the Columbus Project and amounted to $622,338 and $572,338 as of June 30, 2012 and December 31, 2011, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - During the six month period ended June 30, 2012, the Company issued common stock as follows:

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

Private Placement Warrants - A summary of investor warrant activity for the six month period ended June 30, 2012 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2011	30,630,957	$0.75 - 2.39	1.52
Granted	9,588,000	$0.80	2.75
Forfeited/expired	-	-	-

Outstanding and exercisable, June 30, 2012	40,218,957	$0.75 - 2.39	1.43

The table above does not include warrants issued to employees, non-employee directors and consultants as they are included under “Stock-Based Compensation” in Note 5.

5.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2012, the Company had granted 10,441,916 options under the Plan, of which, 9,624,697 were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At June 30, 2012, the Company had options outstanding that vest on three different types of vesting schedules:

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

2012

Dividend yield	-
Expected volatility	70.84% - 82.80%
Risk-free interest rate	0.83% - 1.96%
Expected life (years)	4.25 - 5.82

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

During the six month period ended June 30, 2012, the Company granted stock options as follows:

1.

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

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service periods were determined to be fourteen months from the grant date. The Company reviewed and confirmed these determinations at June 30, 2012.

2.

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

3.

On April 23, 2012, the Company granted non-qualified stock options to Company’s independent director under the 2007 Stock Incentive Plan for an aggregate of 200,000 shares of common stock at an exercise price of $0.90 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The options will automatically vest and become exercisable upon the occurrence of a change in control.

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service periods were determined to be fourteen months from the grant date. The Company reviewed and confirmed these determinations at June 30, 2012.

4.

On April 23, 2012, the Company granted 200,000 options exercisable at $0.90 per share to the Company’s independent director. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

5.

On April 23, 2012, the Company granted 37,500 options exercisable at $0.90 per share to an employee. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

6.

On April 23, 2012, the Company granted 400,000 options and 100,000 options exercisable at $0.90 per share to consultants. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

Total expense for the six month periods ended June 30, 2012 and 2011 related to the granting, vesting and modification of all stock-based compensation awards was $311,879 and $493,716, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2012:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	11,587,197	$0.54	3.93
Options/warrants granted	2,537,500	0.90	6.96
Options/warrants exercised	-	-	-
Options/warrants expired	-	-	-
Options/warrants cancelled	-	-	-

Balance, June 30, 2012	14,124,697	$0.60	4.07

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2011	1,345,832	$0.31
Granted	2,353,125	0.42
Vested	(819,792)	(0.27)
Forfeited	-	-

Unvested, June 30, 2012	2,879,165	$0.40

As of June 30, 2012, there was $1,085,006 of total unrecognized compensation cost related to unvested equity awards. This cost is expected to be fully recognized as follows:

2012	$572,414
2013	467,632
2014	44,960

Total	$1,085,006

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the six month period ended June 30, 2012, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	42,218,154	$0.90	2.18
Options/warrants granted	12,125,500	0.82	3.63
Options/warrants cancelled	-	-	-
Options/warrants expired	-	-	-

Balance, June 30, 2012	54,343,654	$0.88	2.12

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Deferred income tax assets:

Net operating loss carryforward	$7,904,723	$7,105,330
Option compensation	1,442,179	1,333,021
Property, plant & equipment	383,256	307,376
Reclamation and remediation costs	217,818	200,318

Gross deferred income tax assets	9,947,976	8,946,045
Less: valuation allowance	(708,550)	(691,050)

Net deferred income tax assets	9,239,426	8,254,995

Deferred income tax liabilities:

Unrealized gains on investments	(11,908)	(13,556)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$(1,839,673)	$(2,825,752)

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2012 and December 31, 2011, respectively.

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

A reconciliation of the tax benefit for the six month periods ended June 30, 2012 and 2011 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2012	2011

Income tax benefit based on statutory tax rate	$1,002,057	$1,151,616

Reconciling items:
Non-deductible items	(126)	(14,350)
Change in valuation allowance	(17,500)	(228,646)

Income tax benefit	$984,431	$908,620

The Company had cumulative net operating losses of approximately $22,584,925 and $20,300,944 as of June 30, 2012 and December 31, 2011, respectively, for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

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

Lease obligations – The Company rents office space in Henderson, Nevada on month-to-month terms. Rental expense for office space was $27,600 and $35,850 for the six month periods ended June 30, 2012 and 2011, respectively.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2013 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2012, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments. Therefore, the fair value of the warrants will be measured and recognized on the dates that the performance targets are reached.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES (continued)

Claim maintenance fees – On July 27, 2012, the Company was notified of an increase in the 2012 claim maintenance fees related to association placer claims. Previously, the Company paid $140 per year per placer claim. Claims could be up to 160 acres each. The new regulations require placer claimants to pay a fee of $140 for each twenty acres of a placer claim. The fee for a 160 acre placer claim will therefore rise from $140 to $1,120. This increased fee must be paid to the Nevada Bureau of Land Management by September 1, 2012. A significant portion of the Company’s claims are in the form of association placer claims that are larger than 20 acres, and as such would be subject to the increased claim maintenance fees. The Company anticipates that its annual maintenance fees due on September 1, 2012 will increase from $102,402 to $446,119. The Company is currently evaluating its options to minimize the financial impact of this fee increase.

10.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2012, the Company had $1,893,296 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

11.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows for the six month period ended June 30, 2012:

Net loss	$(1,878,589)
Other comprehensive loss, net of tax:
Unrealized loss on restricted investments	(3,057)
Comprehensive loss	$(1,881,646)

The tax effects of each component of comprehensive loss for the six month period ended June 30, 2012 were as follows:

Unrealized holding losses	$(4,705)
Income tax benefit	1,648

Total unrealized loss, net of tax	$(3,057)

For the six month period ended June 30, 2011, there were no other comprehensive gain or loss items recognized.

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

For the six month period ended June 30, 2012, the Company incurred total fees and reimbursements of expenses to NMC of $210,000 and $22,837, respectively. Additionally, the Company paid NMC $50,000 for equipment purchases.

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 25,498 acres of placer mineral claims, including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. We also have a mineral lease covering, and the option to acquire, an additional 23,280 acres of placer mineral claims adjoining the current project area (the “DDB Claims”). Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended March 31, 2012:

Grant of Options to the Executive Officers under the 2007 Stock Incentive Plan

Effective April 23, 2012 (the "Grant Date"), we granted non-qualified stock purchase options to certain of our executive officers under our 2007 Stock Incentive Plan (the “2007 Plan”) for an aggregate of 1,600,000 shares of our common stock at an exercise price of $0.90 per share, vesting and in the amounts as set out below, and expiring five years after the particular vesting date:

	Douglas D.G.	Robert D.	David Z.
Vesting Date	Birnie	McDougal	Strickler
	CEO, President	CFO &	VP Finance &
	& Secretary	Treasurer	Administration

The date that the Company has successfully completed the following two performance milestones, which date shall be reasonably determined by the Board of Directors:	200,000	100,000	100,000

(i) completed installation of a new precious metals extraction circuit at the Company’s Columbus Project (the “Extraction Circuit”), and

(ii) the Extraction Circuit has been satisfactorily operated for 30 consecutive working days.

The date that the Company has successfully processed 1,500 tons of mineralized material extracted from the Columbus Project through the Extraction Circuit, which date shall be reasonably determined by the Board of Directors.	200,000	100,000	100,000

The first date after the Grant Date that the closing price for the Company’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days.	200,000	100,000	100,000

The first date after the Grant Date that the closing price for the Company’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days	200,000	100,000	100,000

Total:	800,000	400,000	400,000

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

Unregistered Sales of Equity Securities

In April 2012, we entered into a contract with AuRIC Metallurgical Labs, LLC for the design and installation of, and to provide operating assistance for, the precious metals extraction circuit for the pilot plant at the Columbus Project. Under the provisions of our contract, AuRIC will be paid at their standard rates except that:

(1)

upon completion of installation and operation of the pilot plant for 30 continuous days, we have agreed to pay to AuRIC an additional $200,000 in cash and to issue to AuRIC’s nominees share purchase warrants for an aggregate of 1,500,000 shares of our common stock; and

(2)

after installation and upon the pilot plant processing 1,500 tons of material and demonstrating extraction of at least 75% of the caustic fusion assayed head grade of the material processed, we have agreed to pay AuRIC an additional $200,000 in cash and to issue to AuRIC’s nominees share purchase warrants for an additional 1,500,000 shares of our common stock.

The share purchase warrants will be exercisable at a price of $0.90 per share expiring on March 30, 2017, and will contain cashless exercise provisions.

Our obligation to issue the share purchase warrants is contingent upon the issuance of the warrants qualifying for the exemption from the registration requirements of the United States Securities Act, as amended, provided by Rule 506 of Regulation D.

Installation of New Gravity Concentration Circuit and Precious Metals Extraction

In June 2012, we announced the installation of our new onsite gravity concentration circuit at the Columbus Project. Our pilot plant at the Columbus Project is now capable of both producing and leaching concentrates from the sand material located in the northwest section of the Columbus Project. We also reported encouraging gold and silver metal extraction results from the first gravity concentrates produced by this new circuit. A gravity concentration test was completed on 10,821 lbs. of sand material extracted from the North Sand Zone and processed through the new circuit. Concentrates produced by the extraction circuit resulted in precious metals recovery of 0.5467 ounces of gold and 0.8295 ounces of silver. This equates to a recovered head grade of 0.101 ounces per ton gold and 0.153 ounces per ton silver.

Increase in 2012 Claim Maintenance Requirements

We have been notified of an increase in the 2012 claim maintenance fees related to association placer claims. Previously, we paid $140 per year per placer claim. Claims can be up to 160 acres each. The new regulations require placer claimants to pay a fee of $140 for each twenty acres of a placer claim. The fee for a 160 acre placer claim will therefore rise from $140 to $1,120 per claim. This increased fee must be paid to the Nevada Bureau of Land Management by September 1, 2012. A significant portion of our claims are in the form of association placer claims. If we maintain all of our current claim interests, we anticipate that our annual maintenance fees due on September 1, 2012 will increase from $102,402 to $446,119.

We are currently evaluating our options to minimize the financial impact of this fee increase.

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

(a)

Mineralization: Exploration and development work to date has identified three different host materials (sand, clay, brine), each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at approximately 400 feet in depth underlying the sand/clay zones. Our exploration efforts to date have focused on drilling both the sand and clay zones within the approximately 5,000-acre Columbus Project Area of Interest outlined by previous geochemical exploration work. Our recent work has focused on the North Sand Zone.

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.034 ounces per ton (opt) gold (Au) and 0.179 opt silver (Ag) (0.038 opt AuE1 ). We estimate the drill-inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons. In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons with a weight mean average head grade of 0.036 opt Au and 0.182 opt Ag (0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth.

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

(b)

Feasibility Study/Mining and Recovery Methodology: We currently have a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 378-acre site (266-acre mine site, 58-acre mill site, and 54 acres defined as “undisturbed area”) at a mine rate of up to 792,000 tons per year. During the period from 2008-2011 we developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led Ireland to focus on extraction of precious metals from the sands. In the second fiscal quarter of 2012, we completed the onsite installation of a new gravity concentration circuit. The pilot plant is now capable of producing and leaching concentrates from the sand material located in the northwest section of the Columbus Project.

During the first fiscal quarter of 2012, we announced the results of tests completed by AuRIC Metallurgical Laboratories, LLC (“AuRIC”) of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) of sand material collected from a single site within the North Sand Zone using the new gravity concentration circuit under laboratory conditions at AuRIC’s facilities in Salt Lake City. These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. The weight mean average results on the tests were as follows: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.100 opt AuE, 0.084 opt Au and 0.642 opt Ag).

In the second fiscal quarter of 2012, after completing the installation of the new gravity concentration circuit at the Columbus Project’s onsite pilot plant, we completed a bulk test of 10,821 lbs. (5.411 tons) of sand material collected from the same site as the previous tests reported in the first fiscal quarter of 2012. The extracted materials were concentrated at a rate of approximately 5.8:1, producing concentrates weighing 1,873.6 lbs. The concentrates were then sent to AuRIC’s laboratory facilities for leach testing, resin collection and precious metal recovery. The net precious metals recovered from the ashed resins totalled 0.5467 oz. Au and 0.8295 oz. Ag. This equates to a recovered head grade of 0.101 opt Au and 0.153 opt Ag.

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

_________________________
1 AuE opt = Au opt + 0.025 Ag opt

These gravity concentration tests also indicated that more gold was extracted by leaching concentrates derived from large head samples (88,330 grams – 4,908,323 grams) than was predicted by the many caustic fusion assays performed on small head samples (5 grams each). These results are consistent with the ‘nugget effect’, common in alluvial deposits such as those discovered at the Columbus Project, and continue to indicate the need to process large samples and extract the gold and silver in order to best determine the head grade.

AuRIC is currently completing the metallurgical tests and design work in support of the new gravity concentration circuit installed at the on-site pilot plant at the Columbus Project. To date, the test work at AuRIC has focused on optimization and scale-up of the capacity of the gravity concentration circuit. The reliability of this new concentrating circuit continues to be verified by the extraction of limited quantities of gold and silver during the course of this work, as previously disclosed.

We have installed the new gravity concentration circuit at the Columbus Project’s on-site pilot plant. The pilot plant is now capable of both producing and leaching concentrates from the sand material that is located in the northwest section of the Columbus Project Property. We are continuing to work on optimizing the precious metals extraction circuit. Upon completion of the pilot plant’s performance assessment of the on-site gravity concentration circuit, we will commence the bulk testing of up to 2,000 tons of sand material.

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

Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation and operation of a pilot production circuit for the Columbus Project, we have not yet established any proven or probable reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

We anticipate spending approximately $4,943,090 on our exploration and development program and $300,000 on our capital expenditures for the Columbus Project from July 1, 2012 until June 30, 2013.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $293,000 for property payments and maintenance costs for the Red Mountain Project for the 12 months ending June 30, 2013. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited financial statements for the six month period ended June 30, 2012 included in this Quarterly Report on Form 10-Q.

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

Mineral Exploration and Development Costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses.”

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

Liquidity and Capital Resources

Our financial position was as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Cash	$3,052,418	$521,660
Current liabilities	$140,060	$214,554

Accrued reclamation costs	$622,338	$572,338
Stockholders' equity	$37,067,935	$33,899,968

During the six-month interim period ended June 30, 2012, our liquidity position was affected by the following:

  Completion of three private placements during the first quarter for net proceeds of $4,737,734.
  Continued exploration stage losses of $1,878,589. Significant non-cash expenses included depreciation of $437,372 and significant non-cash income included the income tax benefit of $984,431.
  Purchases of new equipment in the amount of $166,180.

Looking Forward

We have budgeted for the following cash expenditures for the period from July 1, 2012 until June 30, 2013:

Columbus Project
• Property Payments	$578,000
• Drilling Program and Mineralization Estimates	2,647,000
• Pilot Plant / Project Feasibility	1,718,000
Total for Columbus Project	$4,943,000

Red Mountain Project
• Property Acquisition and Maintenance Costs	$293,000
Total for Red Mountain Project	$293,000

General and Administration
Total for General and Administration	$1,805,000
Total Expected Expenses	$7,041,000
Total Expected Capital Expenditures	$300,000
Total Expected Cash Expenditures	$7,341,000

During the next 12 months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through June 30, 2013 will be approximately $7,341,000. As of August 6, 2012, we had cash reserves in the amount of approximately $2,696,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending June 30, 2013. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration and development activities to November 30, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  Our 2012 budget includes capital expenditures of $300,000; however, we do not have any commitments for capital expenditures.

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

  Obtaining additional financing is subject to a number of factors, including the market prices for base and precious metals, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations.

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

Operating Expense

Mineral exploration and evaluation expenses decreased by 21.9% to $640,061 during the quarter ended June 30, 2012 from $819,247 during the quarter ended June 30, 2011. The decrease was partially due to the fact that our accrued reclamation and remediation increased by $50,000 during the quarter ended June 30, 2012 compared to a larger increase of $197,000 during the quarter ended June 30, 2011.

Mineral exploration and evaluation expenses – related party decreased by 17.6% to $112,378 for the quarter ended June 30, 2012 from $136,343 during the quarter ended June 30, 2011. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder.

General and administrative expenses increased by 10.5% to $609,042 during the quarter ended June 30, 2012 from $551,229 during the quarter ended June 30, 2011. General and administrative expenses increased primarily as a result of increases in stock-based compensation expenses.

Other Income and Expenses

Total other income and expense increased by 75.1% to $7,388 during the quarter ended June 30, 2012 from $4,219 during the quarter ended June 30, 2011. The increase was a result of additional funds being placed in interest bearing accounts.

Income Tax Benefit

Income tax benefit increased by 21.6% to $546,448 during the quarter ended June 30, 2012 from $449,550 during the quarter ended June 30, 2011. The increase was primarily a result of reducing the valuation allowance on certain stock based compensation.

Net Loss

The aforementioned factors resulted in a net loss of $1,059,182, or $0.01 per common share, for the quarter ended June 30, 2012, as compared with a net loss of $1,272,352, or $0.01 per common share, for the quarter ended June 30, 2011.

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

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity, except investments by, and distributions to owners, be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require presentation, on the face of the financial statements, of reclassification adjustments for items that are reclassified from other comprehensive income to net income. We adopted this amended standard during the quarter ended March 31, 2012. Adoption did not have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2012, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, has concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the second quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $7,341,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending June 30, 2013. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until November 30, 2012. We anticipate that we will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources.

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

We have been notified of an increase in the 2012 claim maintenance fees related to association placer claims. Previously, we paid $140 per year per placer claim. Claims can be up to 160 acres each. The new regulations require placer claimants to pay a fee of $140 for each twenty acres of a placer claim. The fee for a 160 acre placer claim will therefore rise from $140 to $1,120 per claim. This increased fee must be paid to the Nevada Bureau of Land Management by September 1, 2012. A significant portion of our claims are in the form of association placer claims. If we maintain all of our current claim interests, we anticipate that our annual maintenance fees due on September 1, 2012 will increase from $102,402 to $446,119.

We are currently evaluating our options to minimize the financial impact of this fee increase.

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

Our ability to accomplish our objectives and whether or not we are financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management’s control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common stock or other security convertible into our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of such security.

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

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common stock is not subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common stock. Any of our common stockholders (or owners of options or warrants for our common stock) that are non-U.S. persons and own or anticipate owning more than 5% of our common stock (or, in the case of options or warrants, of a value greater than the fair market value of 5% of our common stock) should consult their tax advisors to determine the consequences of investing in our common stock (or options or warrants). We have not conducted a formal analysis of whether we are or have ever been a USRPHC. We do not believe that we are or have ever been a USRPHC. However, if we later determine that we were a USRPHC, then we believe that we would have ceased to be a USRPHC as of June 1, 2005 and that non-U.S. holders would not be subject to FIRPTA with respect to a sale, exchange or other disposition of shares of our common stock (or options or warrants) after June 1, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(6)
10.5	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(7)
10.6	Non-Qualified Stock Option Agreement for Robert D. McDougal.(7)
10.7	Non-Qualified Stock Option Agreement for Michael A. Steele.(7)
10.8	Non-Qualified Stock Option Agreement for Mark H. Brennan.(7)
10.9	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(8)

Exhibit
Number	Description of Exhibit
10.10	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(9)
10.11	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(10)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(11)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(11)
10.14	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(11)
10.15	Management Employment Agreement for David Z. Strickler.(12)
10.16	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie. (13)
10.17	Non-Qualified Stock Option Agreement for Robert D. McDougal. (13)
10.18	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr. (13)
10.19	Non-Qualified Stock Option Agreement for Mark H. Brennan.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	August 13, 2012	By:	/s/ DOUGLAS D.G. BIRNIE
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 13, 2012	By:	/s/ ROBERT D. MCDOUGAL
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)