Form 10-Q
period 2012-09-30
IRELAND INC.
filed 2012-11-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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
As of November 12, 2012, the Registrant had 137,162,641 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS

Current assets
Cash	$1,414,583	$521,660
Other receivables	10,029	6,482
Prepaid expenses	446,405	227,163
Deposits - related party	-	195,000

Total current assets	1,871,017	950,305

Property and equipment, net	3,200,399	3,378,487
Mineral properties	31,948,053	31,948,053
Restricted investments held for reclamation bonds	1,190,048	1,193,567
Reclamation bonds	40,000	40,000
Deposits	2,200	2,200

Total non-current assets	36,380,700	36,562,307

Total assets	$38,251,717	$37,512,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$97,138	$81,408
Accounts payable - related party	44,926	42,181
Accrued payroll and related taxes	65,040	67,675
Due to related party	23,290	23,290

Total current liabilities	230,394	214,554

Long-term liabilities
Accrued reclamation and remediation costs	622,338	572,338
Deferred income taxes	1,193,968	2,825,752

Total long-term liabilities	1,816,306	3,398,090

Total liabilities	2,046,700	3,612,644

Commitments and contingencies - Note 9	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 137,162,641 and 127,452,461 shares, respectively, issued and outstanding	137,162	127,452
Additional paid-in capital	57,601,675	52,233,054
Accumulated other comprehensive income	22,631	25,173
Accumulated deficit during exploration stage	(21,556,451)	(18,485,711)

Total stockholders' equity	36,205,017	33,899,968

Total liabilities and stockholders' equity	$38,251,717	$37,512,612

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	753,419	760,890	1,881,384	2,187,861	13,913,081
Mineral exploration and evaluation expenses - related party	134,618	122,296	417,455	396,346	3,522,052
General and administrative	665,459	632,353	1,626,126	1,796,402	10,449,795
General and administrative - related party	34,875	-	55,137	2,000	78,203
Depreciation	231,331	206,312	668,703	613,670	2,110,377
Mineral and property holding costs	24,000	23,750	71,500	53,750	619,500
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,843,702	1,745,601	4,720,305	5,050,029	31,002,008

Loss from operations	(1,843,702)	(1,745,601)	(4,720,305)	(5,050,029)	(31,002,008)

Other income (expense)
Interest income	6,740	11,691	20,143	25,787	373,120
Interest expense	(329)	-	(992)	-	(6,975)

Total other income (expense)	6,411	11,691	19,151	25,787	366,145

Loss before income taxes	(1,837,291)	(1,733,910)	(4,701,154)	(5,024,242)	(30,635,863)

Income tax benefit	645,983	1,173,643	1,630,414	2,082,263	9,079,412

Net loss	$(1,191,308)	$(560,267)	$(3,070,740)	$(2,941,979)	$(21,556,451)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	137,063,740	127,452,641	134,939,612	124,741,033

Consolidated Statements of Comprehensive Loss

Net loss	$(1,191,308)	$(560,267)	$(3,070,740)	$(2,941,979)	$(21,556,451)

Other comprehensive (loss) income
Unrealized (loss) income on investments, net of deferred tax	(515)	26,171	(2,542)	26,171	22,631

Total comprehensive loss	$(1,191,823)	$(534,096)	$(3,073,282)	$(2,915,808)	$(21,533,820)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity
Balance, December 31, 2010	122,434,442	$122,434	$48,299,851	$(614)	$(14,597,082)	$33,824,589
Stock-based compensation	-	-	877,870	-	-	877,870
Sale of shares for cash, net	5,018,199	5,018	2,752,536	-	-	2,757,554
Unrealized gain on investments, net of $14,271 deferred tax	-	-	-	26,171	-	26,171
Net loss, September 30, 2011	-	-	-	-	(2,941,979)	(2,941,979)
Balance, September 30, 2011	127,452,641	$127,452	$51,930,257	$25,557	$(17,539,061)	$34,544,205
Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$25,173	$(18,485,711)	$33,899,968
Stock-based compensation	-	-	598,097	-	-	598,097
Issuance of shares for cash, net	9,710,000	9,710	4,770,524	-	-	4,780,234
Unrealized loss on investments, net of $1,370 deferred tax	-	-	-	(2,542)	-	(2,542)
Net loss, September 30, 2012	-	-	-	-	(3,070,740)	(3,070,740)
Balance, September 30, 2012	137,162,641	$137,162	$57,601,675	$22,631	$(21,556,451)	$36,205,017

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,070,740)	$(2,941,979)	$(21,556,451)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	668,703	613,670	2,110,377
Write-off of mineral rights	-	-	14,000
Stock-based expenses	598,097	877,870	4,671,087

Changes in operating assets and liabilities:
Other receivables	(3,547)	9,011	(10,029)
Prepaid expenses and deposits	(269,242)	(11,635)	(841,479)
Reclamation bonds and other deposits	-	888,368	(10,940)
Accounts payable and accrued liabilities	15,840	(33,331)	103,502
Deferred income taxes	(1,630,414)	(2,082,263)	(9,079,412)
Accrued reclamation and remediation costs	50,000	297,000	622,338

Net cash used in operating activities	(3,641,303)	(2,383,289)	(23,977,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(245,615)	(75,821)	(4,939,930)
Purchase of restricted investments held for reclamation bonds	(393)	(275,152)	(1,155,231)

Net cash used in investing activities	(246,008)	(350,973)	(6,095,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,822,500	2,760,009	32,083,219
Stock issuance costs	(42,266)	(2,455)	(604,758)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	4,780,234	2,757,554	31,486,751

NET CHANGE IN CASH	892,923	23,292	1,414,583

CASH AT BEGINNING OF PERIOD	521,660	1,602,179	-

CASH AT END OF PERIOD	$1,414,583	$1,625,471	$1,414,583

SUPPLEMENTAL INFORMATION

Interest paid	$329	$-	$6,312

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $21,533,820 as of September 30, 2012. This amount is comprised of net loss from operations of $21,556,451 and other comprehensive income of $22,631. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. At September 30, 2012 and 2011, 54,156,154 and 42,180,654 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(9,590)	$11,264	$20,854	$(7,355)	$13,499
Computers and equipment	45,370	(37,190)	8,180	45,370	(33,800)	11,570
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,322,327)	1,603,404	2,925,731	(911,898)	2,013,833
Site equipment	1,765,224	(600,379)	1,164,845	1,274,609	(388,769)	885,840
Vehicles	23,595	(20,056)	3,539	23,595	(16,517)	7,078
Building	500,000	(120,833)	379,167	500,000	(83,333)	416,667

	$5,310,774	$(2,110,375)	$3,200,399	$4,820,159	$(1,441,672)	$3,378,487

Depreciation expense was $668,703 and $613,670 for the nine month periods ended September 30, 2012 and 2011, respectively.

3.	MINERAL PROPERTIES

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

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At September 30, 2012 and December 31, 2011, cash bonding amounted to $40,000, respectively. At September 30, 2012 and December 31, 2011, restricted investments amounted to $1,190,048 and $1,193,567, respectively, and exceeded bonding requirements by $40,048 and $43,567, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2012
US Treasury Notes	$879,553	$34,817	$-	$914,370
Certificates of deposit	275,678	-	-	275,678

Total available-for-sale securities	$1,155,231	$34,817	$-	$1,190,048

December 31, 2011
US Treasury Notes	$879,553	$38,729	$-	$918,282
Certificates of deposit	275,285	-	-	275,285

Total available-for-sale securities	$1,154,838	$38,729	$-	$1,193,567

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive (loss) income net of deferred taxes. Unrealized (loss) gain was $(3,912) and $40,442 for the nine month periods ended September 30, 2012 and 2011, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2013, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities – Accrued reclamation and remediation costs relate to the Columbus Project and amounted to $622,338 and $572,338 as of September 30, 2012 and December 31, 2011, respectively.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - During the nine month period ended September 30, 2012, the Company issued common stock as follows:

1.

On September 24, 2012, the Company issued 100,000 shares of common stock from the exercise of stock options for gross proceeds of $5,000. The options had an exercise price of $0.05 and an expiration date of March 30, 2017.

2.

On July 11, 2012, the Company issued 50,000 shares of common stock from the exercise of stock warrants for gross proceeds of $37,500. The warrants had an exercise price of $0.75 per share and an expiration date of June 30, 2013.

3.

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

4.

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

Private Placement Warrants - A summary of investor warrant activity for the nine month period ended September 30, 2012 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2011	30,630,957	$0.75 - 2.39	1.52
Granted	9,588,000	$0.80	2.50
Exercised	(50,000)	$0.75	n/a

Outstanding and exercisable, September 30, 2012	40,168,957	$0.75 - 2.39	1.18

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2012, the Company had granted 10,441,916 options under the Plan, of which, 9,487,197 were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At September 30, 2012, the Company had options outstanding that vest on three different types of vesting schedules:

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

During the nine month period ended September 30, 2012, the Company granted stock options as follows:

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

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service period was determined to be fourteen months from the grant date. The Company reviewed and confirmed these determinations at September 30, 2012.

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

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service period was determined to be fourteen months from the grant date. The Company reviewed and confirmed these determinations at September 30, 2012.

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

Total expense for the nine month periods ended September 30, 2012 and 2011 related to the granting, vesting and modification of all stock-based compensation awards was $598,097 and $877,870, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2012:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	11,587,197	$0.54	3.93
Options/warrants granted	2,537,500	0.90	6.70
Options/warrants exercised	(100,000)	(0.05)	n/a
Options/warrants expired	(37,500)	(1.88)	n/a

Balance, September 30, 2012	13,987,197	$0.60	3.82

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2011	1,345,832	$0.31
Granted	2,353,125	0.42
Vested	(1,004,167)	(0.30)
Forfeited	-	-

Unvested, September 30, 2012	2,694,790	$0.40

As of September 30, 2012, there was $798,788 of total unrecognized compensation cost related to unvested equity awards. This cost is expected to be fully recognized as follows:

2012	$286,196
2013	467,632
2014	44,960

Total	$798,788

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the nine month period ended September 30, 2012, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	42,218,154	$0.90	2.18
Options/warrants granted	12,125,500	0.82	3.38
Options/warrants exercised	(150,000)	(0.25)	n/a
Options/warrants expired	(37,500)	(1.88)	n/a

Balance, September 30, 2012	54,156,154	$0.88	1.86

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Deferred income tax assets:

Net operating loss carryforward	$8,449,548	$7,105,330
Option compensation	1,522,661	1,333,021
Property, plant & equipment	403,932	307,376
Reclamation and remediation costs	217,818	200,318

Gross deferred income tax assets	10,593,959	8,946,045
Less: valuation allowance	(708,550)	(691,050)

Net deferred income tax assets	9,885,409	8,254,995

Deferred income tax liabilities:

Unrealized gains on investments	(12,186)	(13,556)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$(1,193,968)	$(2,825,752)

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2012 and December 31, 2011, respectively.

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

A reconciliation of the tax benefit for the nine month periods ended September 30, 2012 and 2011 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2012	2011

Income tax benefit based on statutory tax rate	$1,645,404	$1,758,485

Reconciling items:
Non-deductible items	2,510	(21,559)
Change in valuation allowance	(17,500)	(345,337)

Income tax benefit	$1,630,414	$2,082,263

The Company had cumulative net operating losses of approximately $24,141,567 and $20,300,944 as of September 30, 2012 and December 31, 2011, respectively, for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

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

The DDB Syndicate has leased the DDB Claims to CSM, a wholly owned subsidiary of the Company. The mining lease agreement (the “DDB Agreement”), between the DDB Syndicate and CSM, provides CSM with a lease, beginning November 30, 2007 and extending for 5 years, with an option to purchase the DDB Claims at any time during the lease period. To maintain the lease rights, CSM paid the DDB Syndicate $130,000 by June 30, 2008, with annual rental payments thereafter of $30,000 per year, payable on June 30, 2009, 2010, and 2011, respectively. CSM may exercise its option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made by CSM prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims. The Company is evaluating each of the alternatives as the November 30, 2012 option exercise date approaches.

The annual rental payment consists of $3,651 in payments to each of the eight owners of DDB Syndicate and reimbursement of expenses of $792 to a company controlled by Douglas D.G. Birnie.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada on month-to-month terms. Rental expense for office space was $53,775 and $53,775 for the nine month periods ended September 30, 2012 and 2011, respectively. During the nine month period ended September 30, 2012, $12,375 of rent expense was paid to DOSA Consulting, LLC which is a consulting firm owned by the Company’s CEO.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2013 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2012, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of September 30, 2012, no milestones have been reached for which a bonus was due or paid.

10.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2012, the Company had $596,079 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

11.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows for the nine month period ended September 30, 2012:

Net loss	$(3,070,740)
Other comprehensive loss, net of tax:
Unrealized loss on restricted investments	(2,542)
Comprehensive loss	$(3,073,282)

The tax effects of each component of comprehensive loss for the nine month period ended September 30, 2012 were as follows:

Unrealized holding loss	$(3,912)
Income tax benefit	1,370

Total unrealized loss, net of tax	$(2,542)

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	RELATED PARTY TRANSACTIONS

DOSA Consulting, LLC (“DOSA”) – DOSA is a consulting firm owned by the Company’s CEO. DOSA provided the Company with use of its employees and office space. The total fees paid to DOSA for these services were $32,637 for the nine month period ended September 30, 2012. Services provided by NMC are also at times coordinated for the Company by DOSA. No management fees are billed to the Company for these services. The total fees billed to the Company by DOSA for NMC’s services were $134,618 for the nine month period ended September 30, 2012. At September 30, 2012, the Company owed DOSA $42,426 for services provided by NMC. The CEO’s salary and reimbursable expenses are also paid to DOSA.

NMC - Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder, owning approximately 29% of the Company’s outstanding common stock. The Columbus Project and the Red Mountain Project are further discussed in Note 3.

The Company utilizes the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine month period ended September 30, 2012, the Company incurred total fees and reimbursement of expenses to NMC of $315,000 and $52,455, respectively. Additionally, the Company paid NMC $50,000 for equipment purchases. Of this amount, $134,618 was invoiced by DOSA on behalf of NMC. At September 30, 2012, the Company owed DOSA $42,426 for services provided by NMC.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. MGC provides the Company with management advisory services. The Company incurred total fees to MCG of $22,500 during the nine month period ended September 30, 2012. At September 30, 2012, the Company owed MCG $2,500.

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

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.034 ounces per ton (opt) gold (Au) and 0.179 opt silver (Ag) (0.038 opt AuE1 ). We estimate the drill-inferred tonnage of mineralized sands within this zone at approximately 145 million (MM) tons. In addition, the drill-inferred tonnage of the mineralized sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons with a weight mean average head grade of 0.036 opt Au and 0.182 opt Ag 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the mineralized sands in both North and South Sand Zones extend below 200 feet in depth.

We have been granted the permit for our Phase 4 Sand Zone Drill Program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the North Sand Zone. The goal of this program is to expand the boundaries of the North and South Sand Zones. Following completion of the Phase 4 Sand Zone Drill Program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas.

(b)

Feasibility Study/Mining and Recovery Methodology: We currently have a production permit for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 380-acre site (266-acre mine site, 60-acre mill site, and 54 acres defined as “undisturbed area”) at a mine rate of up to 792,000 tons per year. During the period from 2008-2011 we developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led us to focus on extraction of precious metals from the sands. In the second fiscal quarter of 2012, we completed the onsite installation of a new gravity concentration circuit. The pilot plant is now capable of producing and leaching concentrates from the sand material located in the northwest section of the Columbus Project.

Since the beginning of 2012, we have been conducting bulk sample tests on sand materials extracted from the same site in the North Sand Zone using the new gravity concentration circuit. The first tests were conducted using the gravity concentration circuit under laboratory conditions at AuRIC Metallurgical Laboratories’ facilities in Salt Lake City. Later tests were processed at the onsite gravity concentration circuit. To date, a total of 48,919 lbs. (24.45 tons) from four separate sand material tests have been processed through the onsite gravity concentration circuit on sand material extracted from the same site in the North Sand Zone. In each test, concentrates were then sent to AuRIC’s facilities in Salt Lake City for leaching, resin collection and metal extraction. The combined results of the tests resulted in an average extraction of 0.046 opt Au and 0.143 opt Ag, or 0.049 AuE. The test results each met or exceeded our extraction goal of 0.03 opt AuE. Each test was run under different operating variables, and none of the tests were optimized based on previous test results.

_________________________
1AuE opt = Au opt + Ag opt/50

Summary of Onsite Bulk Sand Leach Tests2

	Head Ore Weight	Gravity Con Weight	Gravity Cons	TS Leach	Calculated Head Extracted Metals
Test	lbs	lbs	Ratio	pH	Au opt	Ag opt	AuE opt
4028H, 4029H	10,821	1,873.6	5.78:1	12	0.101	0.153	0.104
4037H	14,797	2187.4	6.77:1	9	0.026	0.136	0.029
4046H	10,711	1974.5	5.42:1	12	0.037	0.135	0.040
4048H	12,590	2211.6	5.69:1	12	0.029	0.148	0.031
Totals	48,919	8,247	5.93:1		0.046	0.143	0.049

The purpose of these bulk tests was to demonstrate the continued effectiveness of the onsite gravity concentration components of the precious metals extraction circuit, while also assisting in the determination of which operating parameters increase or decrease precious metals extraction. Readers should note that the tests referred to above were all from a single bulk sample test site and may not be representative of grades or recovery rates that can be expected for the overall North Sand Zone. Based on the results of these four tests, we makes no assumptions or assertions that the overall head grade of the North Sand Zone differs from the previously disclosed average of 0.038 opt AuE (0.034 opt Au, 0.179 opt Ag). While some of the recent bulk tests have shown greater recovery rates than 0.038 opt AuE, the area from which these samples were taken may represent an anomaly within the North Sand Zone and may not be representative of the entire zone. Additional gravity concentration tests on bulk samples from different sites within the North Sand Zone will follow.

We are satisfied that the offsite bulk concentrates leach testing completed to date has validated the effectiveness of the onsite gravity concentration system. We now plan to proceed with onsite leach testing. Our current focus is the onsite extraction of precious metals from the gravity concentrates utilizing the leaching circuit. This will be followed by the activation of the resin extraction circuit, which is designed to remove gold and silver from the pregnant leach solution. After completing our onsite leach and resin extraction tests, we expect to commence continuous processing operations and precious metal extraction at the onsite pilot plant. Our goal is to commence pilot scale production of gold and silver from the onsite processing plant in Q4 of fiscal 2012.

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

We anticipate spending approximately $4,955,000 on our exploration and development program and $200,000 on our capital expenditures for the Columbus Project from October 1, 2012 until September 30, 2013.

The Red Mountain Project

Sampling and Drilling Program: Our exploration and development program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not in active development. We have set a budget of $196,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending September 30, 2013. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

________________________________________
2 Tests 4028H, 4029H, 4037H and 4046H have been previously disclosed

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited financial statements for the nine month period ended September 30, 2012 included in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Our financial position was as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Cash	$1,414,583	$521,660
Current liabilities	$230,394	$214,554

Accrued reclamation costs	$622,338	$572,338
Stockholders' equity	$36,205,017	$33,899,968

During the nine-month interim period ended September 30, 2012, our liquidity position was affected by the following:

  Completion of three private placements during our first quarter for net proceeds of $4,737,734.
  Continued exploration stage losses of $3,070,740 for the nine months ended September 30, 2012. Significant non-cash expenses through this period included depreciation of $668,703, stock based compensation of $598,097 and significant non-cash income included the income tax benefit of $1,630,414.

  Increase in accrued reclamation costs based upon management’s estimate given the gravity concentration circuit’s continued expansion.

Looking Forward

We have budgeted for the following cash expenditures for the period from October 1, 2012 until September 30, 2013:

Columbus Project
• Property Payments	$530,000
• Drilling Program 3and Mineralization Estimates	2,717,000
• Pilot Plant / Project Feasibility	1,708,000
Total for Columbus Project	$4,955,000

Red Mountain Project
• Property Acquisition and Maintenance Costs	$196,000
Total for Red Mountain Project	$196,000

General and Administration
Total for General and Administration	$1,755,000
Total Expected Expenses	$6,906,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$7,106,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through September 30, 2013 will be approximately $7,106,000. As of November 1, 2012, we had cash reserves in the amount of approximately $1,080,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending September 30, 2013. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration and development activities to December 31, 2012. We will require additional financing to complete our planned exploration and development plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  Our twelve month budget includes capital expenditures of $200,000; however, we do not have any commitments for capital expenditures.

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

  We have not yet earned any operational revenues since our inception. We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. Our current financial resources may not be sufficient to allow us to meet our anticipated cash expenditures during for the next 12 months and we may require additional financing. We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Revenues

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

Operating Expenses

Mineral exploration and evaluation expenses decreased by 1% to $753,419 during the quarter ended September 30, 2012 from $760,890 during the quarter ended September 30, 2011.

Mineral exploration and evaluation expenses – related party increased by 10% to $134,618 for the quarter ended September 30, 2012 from $122,296 during the quarter ended September 30, 2011. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder. The increase is due to additional work being completed on the gravity concentration circuit.

General and administrative expenses increased by 5% to $665,459 during the quarter ended September 30, 2012 from $632,353 during the quarter ended September 30, 2011. General and administrative expenses increased primarily as a result of increases in legal and property tax expenses offset by a reduction in vesting expenses related to options and warrants.

General and administrative expenses – related party increased to $34,875 during the quarter ended September 30, 2012 from $0 during the quarter ended September 30, 2011. General and administrative expenses increased primarily as a result of amounts paid to Ian McNeil, the son-in-law of Charles Ager, the principal of Nanominerals Corp. for executive and director search services. In addition, $15,000 was paid to DOSA Consulting LLC for 9 months of office rent. Douglas D.G. Birnie is the principal of DOSA Consulting.

Other Income and Expenses

Total other income and expense decreased by 45% to $6,411 during the quarter ended September 30, 2012 from $11,691 during the quarter ended September 30, 2011. The decrease was a result of less interest income recognized during the quarter ended September 30, 2012.

Income Tax Benefit

Income tax benefit decreased by 45% to $645,983 during the quarter ended September 30, 2012 from $1,173,643 during the quarter ended September 30, 2011. The decrease in the benefit was primarily a result of reducing the valuation allowance on certain stock based compensation in the quarter.

Net Loss

The aforementioned factors resulted in a net loss of $1,191,308, or $.01 per common share, for the quarter ended September 30, 2012, as compared with a net loss of $560,267, or $.004 per common share, for the quarter ended September 30, 2011.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2012, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the third quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and the other information contained in the reports that we file with the SEC before investing in our securities. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The market price of our securities could decline due to any of these risks, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those of which we are currently unaware or that we deem immaterial, could also affect our business or an investment in our securities.

We will require additional financing to complete our exploration and development programs for our mineral projects.

We expect to spend approximately $7,106,000 on the exploration and development of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties for the twelve months ending September 30, 2013. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration and development programs until December 31, 2012. We will require additional financing to complete our planned exploration and development plans. In addition, actual costs of completing our exploration and development plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration and development plans, we will scale back our plans depending upon our existing financial resources.

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

There has been an increase in the 2012 claim maintenance fees related to association placer claims. Previously, we paid $140 per year per placer claim. Claims can be up to 160 acres each. The new regulations require placer claimants to pay a fee of $140 for each twenty acres of a placer claim. The fee for a 160 acre placer claim rose from $140 to $1,120 per claim and our current obligation for all claimed property increased from $102,402 to $446,259.

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

We have not yet established proved or probable reserves on the Columbus Project or on our other mineral properties. The search for valuable minerals as a business is extremely risky. Although we have been encouraged by the results of the exploration work conducted by us to date, further exploration work is required before proven or probable reserves can be established, and there are no assurances that we will be able to establish any proven or probable reserves. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We intend to report the results of our exploration activities promptly after those results have been received and analysed. However, there is no assurance that the test results reported by us will be indicative of extraction rates throughout our mineral properties.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(6)
10.5	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(7)
10.6	Non-Qualified Stock Option Agreement for Robert D. McDougal.(7)
10.7	Non-Qualified Stock Option Agreement for Michael A. Steele.(7)
10.8	Non-Qualified Stock Option Agreement for Mark H. Brennan.(7)
10.9	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(8)
10.10	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(9)
10.11	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(10)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(11)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(11)
10.14	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(11)

Exhibit
Number	Description of Exhibit
10.15	Management Employment Agreement for David Z. Strickler.(12)
10.16	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie. (13)
10.17	Non-Qualified Stock Option Agreement for Robert D. McDougal. (13)
10.18	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr. (13)
10.19	Non-Qualified Stock Option Agreement for Mark H. Brennan.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: November 14, 2012	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)