Form 10-K/A
period 2011-12-31
IRELAND INC.
filed 2013-01-11
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Ireland Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011 is being filed to amend certain information with respect to the Company’s mineral properties in response to a comment letter received by the Company from the Securities and Exchange Commission. Other than as set forth in this Amendment No.1, the information contained in the original Form 10-K remains unchanged.

IRELAND INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
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

General

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage minerals exploration company focused on the discovery and extraction of precious metals from mineral deposits in the Southwestern United States.

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

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration and development companies for the acquisition of new mineral properties, the services of contractors, equipment and financing. Many of the mineral resource exploration and development companies with whom we compete may have greater access to a limited supply of qualified technical personnel and contractors and to specialized equipment needed in the exploration, development and operation of mineral properties. This could have an adverse effect on our ability to explore and develop our properties in a timely manner. In addition, because many of our competitors are more established and have a longer operating history than us, they may have greater access to promising mineral properties.

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

We will require additional financing to complete our exploration programs for our mineral projects.

We expect to spend approximately $5,670,000 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties during the twelve months ending December 31, 2012. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until October 31, 2012. We will require additional financing to complete our planned exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our planned exploration plans, we will scale back our plans depending upon our existing financial resources. We do not currently have any financing arrangements in place.

Our ability to obtain future financing will be subject to a number of factors, including the variability of market prices for gold and silver, investor interest in our mineral projects, and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are not able to obtain financing when needed or in an amount sufficient to enable us to complete our programs, we may be required to scale back our exploration programs.

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

To date, our primary business activities have involved the acquisition of mineral claims and the exploration on these claims. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

We are subject to compliance with government regulations. The costs of complying with these regulations may change without notice, and may increase the anticipated cost of our exploration programs.

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

In addition, if our applications for permits from the relevant regulatory bodies are denied, we may not be able to proceed with our exploration programs.

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

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 584 unpatented placer federal mining and millsite claims on BLM land which cover 48,938 acres and an additional 80 acres of private land, for a total of 49,018 acres. It includes a permitted and operational pilot plant and mine site. We currently own a 100% stake in 149 of the claims (which we refer to as the “CSM Claims”), a 100% stake in an additional 288 claims (which we refer to as the “Ireland Claims”), with rights to an additional 147 peripheral claims (which we refer to as the “DDB Claims”).

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

Figure 1: Location of Columbus Project

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS, IRELAND CLAIMS AND THE DDB CLAIMS

We acquired our initial interest in the CSM Claims and the DDB Claims in 2007 from Nanominerals pursuant to an assignment by Nanominerals of its rights to the Columbus Project. In February 2008 we acquired a 100% interest in the CSM claims by merging the previous owner of the CSM Claims, Columbus Brine Inc. (“CBI”) with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition Inc. Upon completion of the merger, CBI Acquisition Inc. changed its name to Columbus Minerals Inc.

The Ireland Claims were staked by us in September 2011, and we own a 100% interest in the Ireland Claims.

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

Each of the CSM, Ireland and DDB Claims are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2011 claim years for the CSM and DDB Claims totaled $44,548. The Ireland Claims were staked after the end of the 2011 claim year. Our annual maintenance fees are expected to increase for 2012 and forward as a result of the addition of the Ireland Claims. We are responsible for paying the claim maintenance fees for the DDB Claims as well as the CSM and Ireland Claims. A summary of the Columbus Project Claims is included as an exhibit to this Annual Report.

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

EXPLORATION ACTIVITIES

Exploration work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. Our exploration efforts to date have focused on drilling both the sand and clay zones within the approximately 5,000 acre Columbus Project Area of Interest outlined by previous geochemical exploration work. Our recent work has focused on the North Sand Zone.

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of .034 opt Au and 0.179 opt Ag (.038 opt AuE). We estimate the tonnage of sands within this zone at approximately 145 million (MM) tons. In addition, the tonnage of the sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons with a weight mean average head grade of 0.036 opt Au and 0.182 opt Ag (0.041 opt AuE) , resulting in a total of 174MM tons. Previous drilling has indicated that the sands in both North and South Sand Zones extend below 200 feet in depth.

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

Figure 3: Map of North and South Sand Zones

Historical Surface Sampling Program and Drill Programs

Near surface basin sediment samples were taken in late 2006 and early 2007. 64 surface samples, four shallow boring samples, and a bulk sample were taken and analyzed using a four acid total digestion and atomic absorption analysis. Samples were analyzed for Au, Ag, Cu, and Fe. This work led to the discovery of a 5,000 acre surface gold anomaly in the northwestern part of the basin. This gold anomaly is the primary focus of current exploration work. The Permitted Mine Area (320 acres) is situated in the north end of this zone.

2007 Drill Program

An 18-hole hollow stem auger drill program was undertaken in Q3 2007 in the Permitted Mine Area to establish mineral potential at depth. Samples were 18” in length, taken every 10’ with a split spoon sampler. Material was analyzed using a 3-acid modified version of aqua regia. A split was analyzed by CBI staff at the onsite facility using a standard fire assay and it was found that standard fire assay was ineffective. Repeated firing of the slag showed that various amounts of the metals remained in the slag after each firing.

2007 Drill Program Results

Hole ID	Total Depth (ft)	Average Grade (Au opt)
A1	102	0.079
A2	92	0.071
A3	102	0.079
A4	102	0.089
A5	102	0.082
A6	102	0.062
A7	62	0.064
A8	82	0.062
A9	102	0.077
A10	102	0.101
A11	102	0.093
A12	102	0.95
A13	32	0.026
A14	52	0.057
A15	82	0.067
A16	102	0.055
A17	32	0.043
A18	102	0.057

2008 and 2009 Drill Programs

Encouraging results from the 2007 drill program warranted a second drill program, which took place in Q2-Q3 2008, consisting of 39 widely spaced holes and a total of just less than 10,000 feet using sonic drilling technology. 25 holes were drilled in the ‘A’ program, 14 holes in the ‘B’ program. For this program, holes were drilled to depths ranging from 200 feet to 400 feet. The sonic drilling resulted in continuous sample material, therefore providing an improved representation of each drill interval. Samples were sent for analysis under chain of custody protocols.

2008 Drill Program Results

Hole ID	Total Depth (ft)	Average Grade
		Au opt	Ag opt
CS-08-S1A	195	0.025	0.089
CS-08-S2A	202	0.026	0.109
CS-08-S3A	201	0.013	0.044
CS-08-S4A	404	0.024	0.109
CS-08-S5A	201	0.024	0.079
CS-08-S6A	200	0.026	0.165
CS-08-S7A	400	0.022	0.134
CS-08-S8A	201	0.049	0.238
CS-08-S9A	404	0.057	0.279
CS-08-S10A	181	0.029	0.182
CS-08-S11A	202	0.017	0.089
CS-08-S12A	400	0.032	0.195
CS-08-S13A	200	0.013	0.078
CS-08-S14A	340	0.021	0.160
CS-08-S15A	200	0.031	0.237
CS-08-S16A	200	0.030	0.198
CS-08-S17A	200	0.032	0.287
CS-08-S18A	200	0.016	0.118
CS-08-S19A	200	0.025	0.170
CS-08-S20A	200	0.013	0.078
CS-08-S21A	200	0.011	0.053
CS-08-S22A	200	0.009	0.045
CS-08-S23A	200	0.025	0.175
CS-08-S24A	200	0.015	0.092
CS-08-S25A	200	0.025	0.128
CS-08-S1B	400	0.044	0.228
CS-08-S2B	160	0.025	0.135
CS-08-S3B	275	0.029	0.176
CS-08-S4B	200	0.009	0.048
CS-08-S5B	200	0.035	0.142
CS-08-S6B	400	0.015	0.086
CS-08-S7B	200	0.037	0.160
CS-08-S8B	350	0.040	0.187
CS-08-S9B	200	0.048	0.244
CS-08-S10B	400	0.039	0.228
CS-08-S11B	200	0.030	0.184
CS-08-S12B	200	0.029	0.159
CS-08-S13B	405	0.029	0.139
CS-08-S14B	280	0.029	0.151

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

2009 Drill Program Results

Hole ID	Total Depth (ft)	Average Grade
		Au opt	Ag opt
CS-09-S1A	200	0.044	0.194
CS-09-S2A	200	0.038	0.171
CS-09-S3A	200	0.037	0.173
CS-09-S4A	200	0.035	0.152
CS-09-S5A	400	0.036	0.158
CS-09-S6A	200	0.039	0.263
CS-09-S7A	200	0.036	0.159
CS-09-S8A	350	0.031	0.139
CS-09-S9A	330	0.023	0.131
CS-09-S10A	200	0.015	0.083
CS-09-S11A	400	0.025	0.150
CS-09-S12A	200	0.026	0.113
CS-09-S13A	200	0.038	0.206
CS-09-S14A	400	0.031	0.121
CS-09-S15A	200	0.039	0.178
CS-09-S16A	400	0.035	0.170
CS-09-S17A	200	0.014	0.066
CS-09-S18A	200	0.015	0.077
CS-09-S19A	400	0.020	0.086
CS-09-S20A	200	0.014	0.061
CS-09-S21A	400	0.014	0.054
CS-09-S22A	200	0.014	0.059
CS-09-S23A	200	0.010	0.049
CS-09-S24A	400	0.014	0.068
CS-09-S25A	200	0.012	0.053
CS-09-S26A	200	0.006	0.022
CS-09-S27A	400	0.008	0.041
CS-09-S1B	200	0.038	0.186
CS-09-S2B	190	0.038	0.175
CS-09-S3B	200	0.020	0.073
CS-09-S4B	200	0.017	0.075
CS-09-S5B	400	0.022	0.088
CS-09-S7B	400	0.013	0.062
CS-09-S8B	200	0.008	0.033
CS-09-S9B	400	0.020	0.078
CS-09-S10B	200	0.012	0.054
CS-09-S11B	200	0.005	0.020
CS-09-S12B	400	0.008	0.032
CS-09-S13B	200	0.022	0.086
CS-09-S14B	200	0.018	0.069
CS-09-S15B	400	0.022	0.089
CS-09-S16B	200	0.033	0.174
CS-09-S17B	400	0.034	0.192
CS-09-S18B	200	0.027	0.142
CS-09-S19B	200	0.018	0.089
CS-09-S20B	200	0.025	0.119
CS-09-S21B	200	0.025	0.124
CS-09-S22B	400	0.012	0.052
CS-09-S23B	200	0.021	0.097
CS-09-S24B	400	0.032	0.154
CS-09-S25B	200	0.017	0.074
CS-09-S26B	200	0.027	0.116
CS-09-S27B	200	0.024	0.126
CS-09-S28B	200	0.040	0.233
CS-09-S29B	200	0.033	0.180
CS-09-S30B	200	0.036	0.196
CS-09-S31B	400	0.028	0.153

2010 Drill Program

In 2010, we drilled 28 holes in the North Sand Zone and 147 short holes in the permitted mine clay zone. As the sand zones are the focus of the technical program, the samples from the clay zone drilling have been inventoried and will be analyzed later.

2010 Drill Program Results – North Sand Zone Only

Hole ID	Total Depth (ft)	Average Grade
		Au opt	Ag opt
CS-10-S1A	165	0.034	0.169
CS-10-S2A	200	0.034	0.131
CS-10-S3A	200	0.051	0.351
CS-10-S4A	200	0.031	0.169
CS-10-S5A	200	0.045	0.236
CS-10-S6A	200	0.026	0.122
CS-10-S7A	200	0.027	0.139
CS-10-S8A	200	0.018	0.093
CS-10-S9A	200	0.044	0.277
CS-10-S10A	200	0.030	0.126
CS-10-S11A	200	0.026	0.129
CS-10-S12A	200	0.037	0.217
CS-10-S13A	200	0.020	0.049
CS-10-S14A	200	0.039	0.216
CS-10-S15A	200	0.037	0.226
CS-10-S16A	200	0.024	0.125
CS-10-S17A	200	0.042	0.252
CS-10-S18A	200	0.046	0.288
CS-10-S19A	200	0.031	0.186
CS-10-S20A	200	0.034	0.180
CS-10-S21A	200	0.025	0.124
CS-10-S22A	200	0.014	0.067
CS-10-S23A	200	0.038	0.191
CS-10-S24A	200	0.043	0.265
CS-10-S25A	200	0.045	0.280
CS-10-S26A	200	0.032	0.193
CS-10-S27A	200	0.019	0.093
CS-10-S28A	200	0.024	0.138

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.038 opt AuE. We estimate the tonnage of sands within this zone at approximately 145 million (MM) tons. In addition, the tonnage of the sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons of 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the sands in both North and South Sand Zones extend below 200 feet in depth.

Sampling Procedures

An onsite core facility was constructed for logging and sampling of the material from the drill programs. Core intervals were set up on tables for geological logging. Once logged, the intervals were sampled by taking a continuous wedge of material from the outside to the center of the core. A smaller split was taken at random intervals. These samples were placed in standard heavy duty Ziploc bags. A slice of the core was taken at depths of approximately 50’ intervals. These were weighed wet and their dimensions were taken and documented for density determination. Sample splits were then sent to an independent laboratory for analysis.

QA/QC Procedures

Quality control for the Columbus Project was established during the 2008 drill program to guarantee the quality of the analytical results for that and all subsequent drilling/sampling programs on this project. All samples were submitted in random order to monitor laboratory precision. This is done to check for instrument variation, or ‘drift’, and cross contamination during the analytical process. Duplicate samples, standard reference material (standards), and blanks were introduced at approximately 1 for every 20 samples. Duplicate samples are used to evaluate the sample variability and stability of the analytical method. The standards are comprised of material that has been subjected to analysis from numerous labs around the world and is of an accepted concentration of gold with a very slight variance. The blanks are nothing more than pulverized environmental grade silica sand and should contain negligible concentrations of metals.

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

Results from the drill program in the North Sand Zone were used by us to estimate the tonnage of sands within this zone at approximately 145 million (MM) tons, with a weight mean average gold equivalent (AuE) head grade of 0.038 ounces per ton (opt). In addition, the tonnage of the sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons of 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the sands in both North and South Sand Zones extend below 200 feet in depth. All results are reported in total Au equivalent (AuE), calculated using the formula Au(opt)+0.025Ag(opt)=AuE(opt) (based on $/oz Au:$/oz Ag=40:1).

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

THE RED MOUNTAIN PROJECT

The Red Mountain Project is a potential gold, silver and tungsten project that consists of 100 unpatented placer federal mineral claims on BLM land covering approximately 13,729 acres, all located in San Bernardino County and Kern County, California. Title to these mineral claims is currently recorded in the names of a number of individuals who, together, make up a mining syndicate known as Red Mountain Mining (“RMM”). We have been notified that some of the claims making up the Red Mountain Project may conflict with other existing mineral claims and other property rights covering the location of the project. We intend to work with RMM in order to resolve these issues.

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

Each of the claims making up the Red Mountain Project are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2011 claim years for the Red Mountain claims totaled $14,100. We are responsible for paying the claim maintenance fees for the Red Mountain claims. Amounts paid to maintain the claims are counted against the amounts we are obligated to spend on the project to maintain our option rights. A summary of the Red Mountain Project Claims is included as an exhibit to this Annual Report.

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

Nanominerals reviewed the Red Mountain Project, including the existing reports on work previously done by RMM. RMM has excavated over 100 test pits at the project site and has gravity concentrated the bulk samples taken from these pits. The results of RMM’s tests show values ranging from less than 0.01 troy ounces of gold per ton to over 1.00 troy ounces of gold per ton. Those test results reportedly show an average of 0.06 opt. These grades were similar to other grades that have been reported in the area on similar mine sites.

Based on a review of the existing reports and a field visit to the Red Mountain Project site, we developed an exploration program to verify the reported gold grades in RMM’s studies and to test the recoverability in order to assess the economic viability of the Red Mountain Project.

CURRENT EXPLORATION

Our exploration program for the Red Mountain Project consists of a drilling and sampling program. The Red Mountain Project is not currently active. We have set a budget of $100,000 for the Red Mountain Project for the 12 months ending December 31, 2012.

PART II

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

Executive Overview

During the next twelve months, we intend to proceed with our exploration program for the Columbus Project, while the Red Mountain Project remains not in active development.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources and (b) to determine the feasibility of mining and extracting precious metals from the project.

(a)

Mineralization: Exploration work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones. Our exploration efforts to date have focused on drilling both the sand and clay zones within the approximately 5,000 acre Columbus Project Area of Interest outlined by previous geochemical exploration work. Our recent work has focused on the North Sand Zone.

To date, 34 holes have been drilled in the North Sand Zone. Analyses of drill samples have outlined a deposit covering approximately 0.67 square miles, to a depth of 200 feet beneath the surface of the Columbus Marsh Basin, with a weight mean average head grade of 0.038 opt AuE. We estimate the tonnage of sands within this zone at approximately 145 million (MM) tons. In addition, the tonnage of the sands within the South Sand Zone, to a depth of 100 feet, is currently estimated at approximately 29 MM tons of 0.041 opt AuE, resulting in a total of 174MM tons. Previous drilling has indicated that the sands in both North and South Sand Zones extend below 200 feet in depth.

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

We anticipate spending approximately $5,390,000 on our exploration program and $280,000 on our capital expenditures for the Columbus Project from January 1, 2012 until December 31, 2012.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. The Red Mountain Project is not currently active. We have set a budget of $100,000 for property payments and maintenance costs for the Red Mountain Project for the year ending December 31, 2012. We have reallocated funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

     In 2012, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations for 2012:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2012 will be approximately $5,670,000. As of March 21, 2012, we had cash reserves in the amount of approximately $4,300,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the year ended December 31, 2012. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to October 31, 2012. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

PART III

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
23.1	Consent of Brown Armstrong Accountancy Corporation.(14)
23.2	Consent of AuRIC Metallurgical Laboratories, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.(14)
99.1	Columbus Project Claims Summary.
99.2	Red Mountain Project Claims Summary.
101.INS	XBRL Instance Document.(14)
101.SCH	XBRL Taxonomy Extension Schema.(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(14)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K filed on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	January 11, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	January 11, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 11, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	January 11, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	January 11, 2013	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director