Form 10-K/A
period 2011-12-31
IRELAND INC.
filed 2013-02-19
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to Ireland Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011 is being filed to amend certain information with respect to the Company’s mineral properties in response to comment letters received by the Company from the Securities and Exchange Commission (the “SEC”).

Among other changes, in accordance with SEC comments, the Company has removed all disclosure containing estimates of tonnages with average grades and other estimates that do not meet the definition of proven or probable reserves. Under the provisions of the SEC’s Industry Guide 7, only proven or probable reserves may be disclosed in filings with the SEC. The Company does not currently have any proven or probable reserves. In accordance with Industry Guide 7, the Company is not permitted to disclose inferred, indicated or measured resources in its filings with the SEC.

Other than as set forth in this Amendment No. 2, the information contained in the original Form 10-K remains unchanged.

IRELAND INC.

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A
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

As a result of the public’s lack of familiarity with the assaying methods used by us to analyze samples taken from the sand and clay zones of the Columbus Project, we may occasionally encounter resistance to the reliability of our grade estimates for the Columbus Project. Although we use proven assaying methods, only report extracted and weighed gold and silver and have instituted rigorous testing to ensure the reliability of our exploration results, we may face resistance in the future, which could negatively impact our business, our ability to obtain future financing, and our stock price.

Contrary to popular belief, pyrometallurgical and hydrometallurgical tests on a rock sample do not determine the amount of gold or silver present in a sample. Instead, these tests report the amount of gold or silver that is extracted from the sample by the analytical method used. We have engaged in extensive research and testing to determine the best pyrometallurgical and hydrometallurgical methods for extracting gold and silver from the sands and clays present at the Columbus Project. Our research has indicated that caustic fusion (head ore, concentrates) and thiosulphate or cyanide leaching (concentrates) are the best pyrometallurgical and hydrometallurgical methods for extracting gold and silver from the Columbus Project. The pyrometallurgical and hydrometallurgical methods that were chosen by us result in the actual physical extraction of gold and silver from the tested samples.

Caustic fusion is a standard pyrometallurgical method that uses fluxes melted at low temperature to dissolve the sample rock and liberate the contained minerals or metals for subsequent extraction and analysis. Caustic fusion was developed in South Africa over 100 years ago and was first used to liberate diamonds from their refractory kimberlites. It has since been used to quantify other minerals/metals in rocks by analyzing the fused product. Caustic fusion has proven to be a very effective method for extracting gold and silver from the refractory minerals (organics, silicates) in the sand and clay at Columbus, and has been confirmed by extracting comparable precious metal values from bulk leach tests (+/- 1 ton samples).

Fire assaying is the most common pyrometallurgical method used for extracting gold and silver from rock. Fire assaying relies on the use of standardized chemical fluxes to reduce the melting point of the minerals entombing the gold and silver so that they can be liberated and then collected in a lead “button” and examined. Although this process works well for extracting gold entombed in sulfides (e.g. pyrite) and silica, such as that found in Carlin-type gold deposits, the chemical fluxes used in fire assaying methods are ineffective at liberating the gold and silver from refractory minerals (organics and silicates (Fe-Mg-Al-Si-Ox)) as are found at the Columbus Project. As a result, in our tests, fire assaying has shown to be ineffective at extracting commercial values of gold and silver from the sand and clay from the Columbus Project. Similarly, aqua regia digestion has also proven to be ineffective at extracting gold and silver from the sands and clays at Columbus.

To ensure the reliability of our results, we have instituted rigorous QA/QC protocols, including blind random sampling, and the inclusion of blanks, standards and duplicates. To further ensure reliability, we measure only the actual amount of gold and silver physically extracted from our test samples when reporting assay results. We also have extracted gold and silver from large samples (+/- 200-3000 lbs.) by thiosulphate leaching, with the extraction results being comparable to caustic fusion assay results on the same samples, thereby confirming the reliability of the caustic fusion process, However, because caustic fusion is not commonly used and understood for gold and silver assaying, and because gold and silver in the sands and clays at Columbus cannot be confirmed by metal-in-hand extraction using fire assay or aqua regia digestion, we may encounter some resistance to our analytical methods and assay results, which could negatively impact our business, our ability to obtain additional financing, and our stock price.

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

Figure 2: Columbus Project Property Map

PROPERTY MAP
Columbus Project, Esmeralda County, Nevada, USA
LEGEND
CSM, Ireland, and DDB Claims
Non Ireland Claims
Ireland Private Land
Permitted Mine Site
N
SCALE
0 2 4
Kilometers
0 1 2
Miles
IRELAND INC
404000
408000
412000
416000
420000
424000
4230000
4224000
4218000
4212000
4206000
4200000

Our rights to the DDB Claims are pursuant to the terms of a mining lease with the DDB Syndicate dated November 30, 2007 (the “DDB Agreement”). The DDB Agreement provides us with a five year lease on the DDB Claims, ending on November 29, 2012, with an option to purchase the DDB Claims at any time during the lease period. To date, we have paid the DDB Syndicate $220,000 under the terms of the DDB Agreement. Under the option rights provided under the DDB Agreement, we may purchase the DDB Claims at any time by either:

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

Each of the CSM, Ireland and DDB Claims are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2011 claim years for the CSM and DDB Claims totaled $44,548. The Ireland Claims were staked after the end of the 2011 claim year. Our annual maintenance fees are expected to increase for 2012 and forward as a result of the addition of the Ireland Claims. We are responsible for paying the claim maintenance fees for the DDB Claims as well as the CSM and Ireland Claims. A summary of the Columbus Project Claims was included as an exhibit to our Annual Report on Form 10-K/A filed with the SEC on January 11, 2013.

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

To date, 34 holes have been drilled in the 0.67 square mile North Sand Zone, and 3 holes in the 0.48 square mile South Sand Zone. Drilling has been completed to depths ranging from 165 feet to 400 feet in both sand zones. We have yet to drill through the sand zone with any of our drilling to date.

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas.

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

2007 Drill Program

An 18-hole hollow stem auger drill program was undertaken in Q3 2007 in the Permitted Mine Area to establish mineral potential at depth. Samples were 18” in length, taken every 10’ with a split spoon sampler. Material was analyzed using a 3-acid modified version of aqua regia, followed by atomic absorption analysis. A split was analyzed by CBI staff at the onsite facility using a standard fire assay and it was found that standard fire assay was ineffective. Repeated firing of the slag showed that various amounts of the metals remained in the slag after each firing. The results from the 2007 drill program have been discounted by us as the analytical methodology used then did not rely on metal-in-hand of gold or silver.

2008 and 2009 Drill Programs

Encouraging results from the 2007 drill program warranted a second drill program, which took place in Q2-Q3 2008, consisting of 39 widely spaced holes and a total of just less than 10,000 feet using sonic drilling technology. 25 holes were drilled in the ‘A’ program, 14 holes in the ‘B’ program. For this program, holes were drilled to depths ranging from 200 feet to 400 feet. The sonic drilling resulted in continuous sample material, therefore providing an improved representation of each 10 ft drill interval. Samples of the 10 ft composites were sent for analysis under chain of custody protocols.

A follow up drilling program was initiated in Q2 of 2009 to delineate mineralized zones and further define the extent of gold and silver mineralization potential in the project area. 58 holes, for a total of 15,270 feet, were drilled as a follow up to the ~10,000 feet drilled in 2008. Sample composite intervals were changed from 10’ to 20’ because of the homogeneity of the sample material. Again, the drill material was stored in polyethylene bags in the onsite core facility. Samples were submitted to AuRIC for caustic fusion analysis under chain of custody protocols. In addition, 211 clay samples were taken at various depths for density determinations.

2010 Drill Program

In 2010, we drilled 28 holes in the North Sand Zone and 147 short holes in the permitted mine clay zone. As the sand zones are the focus of the technical program, the samples from the clay zone drilling have been inventoried and will be analyzed later. Sampling protocol remained at 20 ft composite intervals.

Mineralized Intervals

To determine the mineralized intervals in the North and South Sand Zone, we chose a minimum grade of 0.015 opt Au to identify mineralized material, and identification of at least three contiguous mineralized samples indicated a mineralized zone. Upon completion of a feasibility study a commercial grade mineralized cut off will be determined and mineralized zones will be recalculated. The caustic fusion assay results from the 2008, 2009 and 2010 drilling programs are listed below, broken down by area. It should be noted that because of the nature of the geology, the material must be mined from the surface down, so therefore, mineralized averages that start at depth rather than at the surface, may appear higher than they would be in production.

To date, 34 holes have been drilled in the North Sand Zone. Drilling in the North Sand Zone covered approximately 0.67 square miles, to depths ranging from 165 feet to 400 feet beneath the surface of the Columbus Marsh Basin, In addition, 3 holes have been drilled in the South Sand Zone, to depths of between approximately 200 to 400 feet.

Mineralized Intervals – North Sand Zone

Hole ID	From (ft)	to (ft)	Au opt	Ag opt
CS-09-S1A	0	200	0.044	0.194
CS-09-S2A	0	200	0.039	0.179
CS-09-S3A	0	200	0.038	0.175
CS-09-S4A	80	200	0.040	0.170
CS-09-S5A	0	400	0.036	0.157
CS-09-S7A	60	200	0.038	0.170
CS-10-S1A	40	165	0.038	0.199
CS-10-S2A	60	200	0.038	0.152
CS-10-S3A	180	200	0.049	0.332
CS-10-S4A	80	200	0.043	0.238
CS-10-S5A	180	200	0.045	0.236
CS-10-S6A	80	200	0.036	0.163
CS-10-S8A	120	160	0.045	0.234
CS-10-S9A	0	100	0.047	0.301
	120	200	0.050	0.304
CS-10-S10A	80	200	0.036	0.145
CS-10-S12A	60	200	0.050	0.268
CS-10-S13A	120	180	0.060	0.105
CS-10-S14A	100	200	0.046	0.261
CS-10-S15A	80	160	0.050	0.320
CS-10-S16A	100	200	0.040	0.215
CS-10-S17A	180	200	0.042	0.246
CS-10-S18A	60	200	0.050	0.303
CS-10-S19A	180	200	0.032	0.189
CS-10-S20A	60	200	0.040	0.213
CS-10-S21A	60	100	0.029	0.153
	120	200	0.029	0.152
CS-10-S22A	120	200	0.020	0.092
CS-10-S23A	180	200	0.038	0.196
CS-10-S24A	60	200	0.053	0.326
CS-10-S25A	0	60	0.034	0.152
	80	200	0.053	0.326
CS-10-S26A	0	60	0.031	0.189
	100	200	0.038	0.234
CS-10-S27A	100	160	0.031	0.145
CS-10-S28A	60	200	0.029	0.164

Mineralized Intervals - South Sand Zone

Hole ID	from (ft)	to (ft)	Au opt	Ag opt
CS-08-S1B	40	400	0.046	0.233
CS-09-S1B	0	200	0.038	0.186
CS-09-S2B	20	190	0.041	0.192

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

GEOLOGIC MODEL

The SEC’s Industry Guide 7 sets out the reporting and disclosure requirements for issuers engaged in mineral exploration activities. Under the provisions of Industry Guide 7, only proven or probable reserves may be disclosed in filings with the SEC. “Reserves” are defined as that “part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” The calculation of reserves requires the preparation of a feasibility study demonstrating the economic and legal feasibility of mining and processing the mineralization at the project site. We do not currently have any proven or probable reserves. Industry Guide 7 does not permit us to disclose of inferred, indicated or measured resources in our filings with the SEC.

The North Sand Zone, our focus area for sampling and drilling operations, covers a surface area of approximately 0.67 mi2. The South Sand Zone covers a surface are of approximately 0.48 mi2. The location of the North and South Sand Zones is shown in Figure 3.

These Sand Zones, located along the western edge of the project area, are alluvial material occurring as ‘fans’ which descend beneath the clay toward the center of the basin. The depth to this sand was gridded and contoured. This information is very useful for determining where this sand unit might be encountered during future drilling. In general, changes in sand depth parallel the basin. The average dry bulk density of the sands is 1.165 ton/yd³ (1.383 tonnes/m³). The sand zone averages 91.4% -1/4” as determined from 258 screen analysis of sonic drill samples from 0-200 ft. depth.

The lakebed clay varies in color, moisture content, texture, and organic content. Because of the wide drill hole spacing, it is not possible to correlate between individual clay units. At present, the clay will not be sub-classified and will be referred to as a single unit. Average dry bulk density of the clay, taken from the 200+ samples, is 1.198 tons/yd3 (1.423 tonnes/m3).

The North Sand Zone and South Sand Zone are comprised of mostly sand, but also contains some silt and clays. Even though the South Sand Zone is two dimensional, it is highly likely that these zones are contemporaneous and this southern zone is of exploration significance.

Analytical Methodology

All reported drill results were determined by caustic fusion assay and analysis of the extracted and weighed metal for gold and silver. Sampling and analyses were conducted by qualified independent professionals, under chain of custody procedures, and included blind labeling of samples, the insertion of blanks, standard reference material and repeats to ensure the quality of results.

AuRIC and our metallurgists engaged in extensive research and testing before they determined the best pyrometallurgical and hydrometallurgical methodologies for extracting gold and silver from the refractory sands and clays that warehouse these metals at the Columbus Project.

Our research has indicated that caustic fusion (on head ore and concentrates) and thiosulphate or cyanide leaching (on concentrates) are the best pyrometallurgical and hydrometallurgical methods for extracting gold and silver from the Columbus Project. Caustic fusion is a standard pyrometallurgical method that uses chemical fluxes melted at low temperature to dissolve the sample rock and liberate the contained minerals or metals for subsequent extraction and/or analysis. Caustic fusion was developed in South Africa over 100 years ago and was first used to liberate diamonds from their refractory kimberlites. It has since been used to quantify other minerals/metals in rocks by analyzing the fused product. The caustic fusion assay protocol utilized by AuRIC for our analytical methodology has not been sent to other third parties for testing. We have confirmed the reliability of our caustic fusion protocols during subsequent bulk leach tests (±200-3000 lb), whereby the amount of gold and silver extracted as metal-in-hand by thiosulphate leaching of bulk samples has been comparable to caustic fusion assay results on representative splits from the same samples. Caustic fusion has, therefore been proven to be a very effective method for extracting gold and silver from the refractory minerals (organics, silicates) in the sand and clay at Columbus.

Thiosulphate leaching technology is over 100 years old. It was first used for dissolving silver from silver chloride deposits. In recent years, thiosulphate leaching has been extensively studied as an alternative to cyanide because it is an environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Our work has shown that thiosulphate leaching of head ore concentrates followed by resin extraction, has been very effective in bench and pilot scale tests for the extraction of gold and silver, as “metal-in-hand”, at the Columbus Project. Aqua regia and cyanide leaching tests of head ore and aqua regia leaching of concentrates have proved ineffective and resulted in extremely low gold and silver extraction. However, both thiosulphate and cyanide leaching of concentrates have extracted commercial values at Columbus. It is the thiosulphate leach system that is currently being tested onsite to determine the feasibility of leaching both the sand and clay deposits.

To ensure the reliability of our results, we have instituted rigorous QA/QC protocols, including blind random sampling, and the inclusion of blanks, standards and duplicates. To further ensure reliability, we measure only the actual amount of gold and silver physically extracted from our test samples when reporting assay results. Caustic fusion provides “metal-in-hand” on head ore and concentrates as do thiosulphate leach and cyanide leach on gravity concentrates. Using these assay methods, together with the quality assurances and quality controls of the drill program, we and our consultants are confident of the results that we have reported from head ore and concentrate samples.

Fire assaying is the most common pyrometallurgical method used for extracting gold and silver from rock. Fire assaying relies on the use of standardized chemical fluxes to reduce the melting point of the minerals entombing the gold and silver so that they can be liberated and collected in a lead “button” and examined. Although this process works well for extracting gold entombed in sulfides (eg. pyrite) and silica, such as that found in Carlin-type gold deposits, the chemical fluxes used in fire assaying methods are ineffective at liberating the gold and silver from refractory minerals (organics and silicates (Fe-Mg-Al-Si-Ox)) as are found at the Columbus Project. These refractory silicates are similar in composition to the crucibles used during the firing process, which also does not melt. As a result, in our tests, fire assaying has shown to be ineffective at extracting gold and silver from the sand and clay from the Columbus Project.

As mentioned previously, the entombment of the precious metals in the refractory organics and silicates at the Columbus Project can cause problems of extraction, and therefore detection by many methods of analysis. The early test work (2006-2009) completed by AuRIC and our metallurgists demonstrated that fire assaying and multi-acid digesting were ineffective at extracting commercial values of gold and silver from the head samples of sand and clay from the Columbus In January 2010, the Nevada Bureau of Mines and Geology (the “NBMG”) reported that they had conducted a small sampling program on our claims1. It should be noted that the location of the NBMG sample sites were approximately 1 to 3 miles away from our current area of operations and testing, and in a different geology. We have not conducted our own tests on sample materials extracted from this location. However, the results reported by the NBMG are consistent with our expectations based on our work using similar assaying methods. According to the report prepared by the NBMG, they took 5 near surface samples, taken to a depth of 30-52 cm (approx. 1 ft), from the Columbus Salt Marsh. Splits of each of the samples were then reportedly analyzed by fire assay (Au and Ag), fire assay fusion followed by instrumental neutron activation finish (Au and Ag), fire assay and inductively coupled plasma atomic emission (Au), four acid near total digestion (Ag) and aqua regia digestion (Au and Ag). The NBMG reported that they found small quantities of gold (0.00035 opt to 0.000029 opt) and silver (0.00233 opt to 0.00029 opt for four acid digestion – other tests were reportedly below their detection limits).

____________________________________
1 Nevada Bureau of Mines and Geology Open-File Report 10-1: Geochemical Sampling of Selected Playas in Nevada: Alkali Lake (Esmeralda County), Columbus Salt Marsh (Esmeralda County). Rhodes Salt Marsh (Mineral County), and Winnemucca Dry Lake (Washoe County).

MINING AND RECOVERY METHODOLOGY

The Company currently has a Water Pollution Control permit granted by the Nevada Division of Environmental Protection for the Columbus Project. This permit allows for the extraction of precious metals and the production of calcium carbonate on the 380 acre site (320 acre mine site and 60-acre mill site) at a mine rate of up to 792,000 tons per year to a depth of 40 feet. During the period from 2008-2011, the Company developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led us to focus our current efforts on extraction of the precious metals from the sands.

The Company recently announced the results of tests completed by AuRIC Metallurgical Laboratories of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) on sand material collected from a single site within the North Sand Zone using a new gravity concentration circuit. The total results of the tests were: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.100 opt AuE2 , 0.084 opt Au and 0.642 opt Ag).

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
2 AuE opt = Au opt + 0.025 Ag

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

Readers are cautioned that, although we believe that the results of our exploration activities to date have been sufficiently positive to proceed with the installation and operation of a pilot processing facility at the Columbus Project millsite, we have not yet established any probable or proven reserves and we have not yet completed a preliminary economic assessment, pre-feasibility or feasibility study. Additional exploration work will be required before probable or proven reserves can be established. There are no assurances that the results of our exploration programs will result in a decision to enter into commercial production.

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

Each of the claims making up the Red Mountain Project are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2011 claim years for the Red Mountain claims totaled $14,100. We are responsible for paying the claim maintenance fees for the Red Mountain claims. Amounts paid to maintain the claims are counted against the amounts we are obligated to spend on the project to maintain our option rights. A summary of the Red Mountain Project Claims was included as an exhibit to our Annual Report on Form 10-K/A filed with the SEC on January 11, 2013.

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

To date, 34 holes have been drilled in the 0.67 square mile North Sand Zone, and 3 holes in the 0.48 square mile South Sand Zone. Drilling has been completed to depths ranging from 165 feet to 400 feet in both sand zones. We have yet to drill through the sand zone with any of our drilling to date.

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas.

(b)

Mining and Recovery Methodology: The Company currently has a Water Pollution Control permit granted by the Nevada Division of Environmental Protection for the Columbus Project. The production permit allows for the extraction of precious metals and the production of calcium carbonate on the 380 acre site (320 acre mine site and 60-acre mill site) at a mine rate of up to 792,000 tons per year to a depth of 40 feet. During the period from 2008-2011 the Company developed a dredge mine, constructed a pilot plant and began operations to develop and prove the extractive metallurgy for the Columbus Project. Initial metallurgical testing was primarily focused on extracting gold and silver from the clay material. As previously reported, problems with organic material interfered with the extraction of precious metals from the clays, and this has led Ireland to focus on extraction of precious metals from the sands.

We recently announced the results of tests completed by AuRIC Metallurgical Laboratories of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) of sand material collected from a single site within the North Sand Zone using a new gravity concentration circuit. These test results all exceeded our 75% gold extraction rate goals for the Columbus Project. The total results of the tests were as follows: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.100 opt AuE[3] , 0.084 opt Au and 0.642 opt Ag).

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

Readers are cautioned that, although we believe that the results of our exploration activities to date are sufficiently positive to proceed with the installation and operation of a pilot production circuit for the Columbus Project, we have not yet established any probable or proven reserves and we have not yet completed a preliminary economic assessment, pre-feasibility or feasibility study. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

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

PART III

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
23.1	Consent of Brown Armstrong Accountancy Corporation.(14)
23.2	Consent of AuRIC Metallurgical Laboratories, LLC. (15)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.(14)
99.1	Columbus Project Claims Summary.(15)
99.2	Red Mountain Project Claims Summary.(15)
101.INS	XBRL Instance Document.(14)
101.SCH	XBRL Taxonomy Extension Schema.(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(14)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012.
(15)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed on January 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	February 18, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	February 18, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director

Date:	February 18, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director

Date:	February 18, 2013	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director