Form 10-K
period 2012-12-31
IRELAND INC.
filed 2013-04-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
$70,587,807 based on the closing price of $0.775 on June 29, 2012 as quoted by the OTC Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of April 10, 2013, the Registrant had 146,059,542 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 48,938 acres of placer mineral claims, including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. In addition, we own 80 acres of land in the southeast quadrant of the project. Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California, that we call the “Red Mountain Project.”

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2012:

Technical Program Updates

In October 2012, we successfully installed all of the gravity concentration equipment and determined the operation parameters for the concentration components of the onsite precious metals extraction circuit at the Columbus Project. In October 2012, we also completed a bulk test on 12,590 lbs. (6.3 tons) of sand extracted from the North Sand Zone of the Columbus Project. Extracted metals from this test averaged 0.029 opt gold (Au) and 0.148 opt silver (Ag), or 0.032 opt gold equivalent1 (AuE). The October 2012 bulk test was the latest of a total of four separate bulk tests of sand material from the same site location, processed through the onsite gravity concentration circuit. These tests were conducted to demonstrate the effectiveness of the onsite gravity concentration components of the precious metals extraction circuit located at the Columbus Project, while also assisting in the determination of which operating parameters increased or decreased precious metals extraction. A summary of these test results is provided under Item 2 of this Annual Report on Form 10-K.

_______________________
1 AuE opt = Au opt + Ag opt/55

In November 2012, we successfully completed the installation of equipment for the leaching and metal recovery components for the extraction circuit at the onsite pilot plant. Processing and precious metals extraction activities have now been moved entirely to the onsite pilot plant.

During the first quarter of 2013, we upgraded the onsite water supply to improve its compatibility with thiosulphate leaching. Work included comparative analysis of the municipal water supply utilized by AuRIC Metallurgical Laboratories at its Salt Lake City laboratory and the water provided by the onsite well at the Columbus Project. Based on information derived from these analyses, we completed the installation of a new water conditioning circuit at the Columbus Project in order to supply process water to the leach circuit similar in character to the water utilized in tests conducted at AuRIC’s Salt Lake City facilities. During the quarter, we also completed upgrades to the onsite gravity concentration circuit in an effort to improve efficiency and reduce potential abrasive wear on the equipment.

Exercise of Purchase Option – DDB Claims

On November 20, 2012, we elected to exercise the purchase option on 147 association placer mining claims detailed in the mining lease with the DDB Syndicate dated November 30, 2007 (the “DDB Agreement”). The purchase price was $400,000 less the $220,000 in rental payments made from the Agreement’s inception. The difference of $180,000 was paid to the DDB Syndicate in November 2012. Particulars of the DDB Syndicate and the DDB Agreement are discussed in Item 2 of this Annual Report on Form 10-K.

November 2012 Private Placement

On November 30, 2012 (the “Closing Date”), we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we agreed to sell, and the Purchasers agreed to purchase, in the aggregate, 8,896,901 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants (the “Warrants”) to purchase up to 8,896,901 additional shares of common stock (the “Private Placement”). The Warrants have an initial exercise price of $0.95 per share, subject to certain adjustments, and are exercisable immediately for a term of four years. Net proceeds from the Private Placement were $5,387,741. Craig-Hallum Capital Group LLC acted as exclusive placement agent for the Private Placement and received a cash fee plus expenses of $335,000.

In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Agreement”), pursuant to which we agreed to file a registration statement (the “Registration Statement”) with the SEC to register the resale of the Shares and the shares issuable on exercise of the Warrants (the “Warrant Shares”) within 45 days after the Closing Date. We agreed to have such Registration Statement declared effective within 90 calendar days after the Closing Date or within 130 calendar days after the Closing Date in the event of a full review by the SEC. If the Registration Statement is not effective six months after the Closing Date, the Warrants may be exercised by means of a cashless exercise. If we fail to file or maintain the effectiveness of the Registration Statement, the Registration Agreement also provides for partial liquidated damages of 1% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. However, if the Shares and Warrant Shares are eligible for resale under Rule 144 (assuming, in the case of the Warrant Shares, that such Warrant Shares were issued by way of cashless exercise), no liquidated damages are payable.

The foregoing description of the Private Placement and related documents and transactions does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of Purchase Agreement, form of Registration Agreement, and form of Warrants attached as exhibits to our Current Report on Form 8-K filed with the SEC on December 6, 2012.

2013 Executive Officer and Director Compensation

On February 15, 2013, our Board amended the compensation packages for our executive officers and approved the grant of options for 1,300,000 shares of our common stock under our 2007 Stock Incentive Plan with an exercise price of $0.57 per share for our executive officers.

Also on February 15, 2013, our Board approved the grant to our sole independent director non-qualified stock options to purchase an aggregate of 300,000 shares of our common stock under our 2007 Stock Incentive Plan at an exercise price of $0.57 per share.

A detailed description of the compensation packages and option grants approved by the Board is provided under Item 11. “Executive Compensation” of this Annual Report on Form 10-K.

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

We expect to spend approximately $7,141,779 during the twelve months ending December 31, 2013 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until September 30, 2013. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

To date, our primary business activities have involved the acquisition of mineral claims and the exploration of these claims. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

If we are or ever have been a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment Real Property Tax Act of 1980, as amended (“FIRPTA”) and applicable United States Treasury regulations (collectively, the “FIRPTA Rules”), unless an exception applies, certain non-U.S. investors in our common stock (or options or warrants for our common stock) would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such common stock, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

We have not conducted a formal analysis of whether we are or have ever been a USRPHC. However, we believe that we may be a USRPHC. In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common stock is not subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common stock. Any of our common stockholders (or owners of options or warrants for our common stock) that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our common stock (or options or warrants).

We have not held an annual meeting for the election of directors since our incorporation.

Pursuant to the provisions of the Nevada Revised Statutes (the “NRS”), directors are to be elected at the annual meeting of the stockholders. Pursuant to the NRS and our bylaws, our board of directors is granted the authority to fix the date, time and place for annual stockholder meetings. We expect to hold an annual stockholder meeting in 2013, however no date, time and place has yet been fixed by our board for the holding of an annual stockholder meeting. Pursuant to the NRS and our bylaws, each of our directors holds office after the expiration of his term until a successor is elected and qualified, or until the director resigns or is removed. Under the provisions of the NRS, if an election of our directors has not been made by our stockholders within 18 months of the last such election, then an application may be made to the Nevada district court by stockholders holding a minimum of 15% of our outstanding stockholder voting power for an order for the election of directors in the manner provided in the NRS.

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

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 584 unpatented placer federal mining and millsite claims on BLM land which cover 48,938 acres and an additional 80 acres of private land, for a total of 49,018 acres. It includes a permitted and operational pilot plant and mine site. We currently own a 100% stake in all 584 claims that make up the Columbus Project. Our current Area of Interest approximates 2,000 acres on the west side of our Project claims.

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

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS, IRELAND CLAIMS AND THE DDB CLAIMS

Figure 2: Columbus Project Property Map

PROPERTY MAP
Columbus Project, Esmeralda County, Nevada, USA
LEGEND
CSM, Ireland, and DDB Claims
Non Ireland Claims
Ireland Private Land
Permitted Mine Site
N
SCALE
0 2 4
Kilometers
0 1 2
Miles
IRELAND INC
404000
408000
412000
416000
420000
424000
4230000
4224000
4218000
4212000
4206000
4200000

The Columbus Project is comprised of 584 unpatented placer federal mining and millsite claims on BLM land which cover 48,938 acres and an additional 80 acres of private land, for a total of 49,018 acres.

We acquired our initial interest in 149 claims (which we refer to as the “CSM Claims”) and an additional 147 claims (which we refer to as the “DDB Claims”) in 2007 from Nanominerals pursuant to an assignment by Nanominerals of its rights to the Columbus Project. In February 2008 we acquired a 100% interest in the CSM claims by merging the previous owner of the CSM Claims, Columbus Brine Inc. (“CBI”) with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition Inc. Upon completion of the merger, CBI Acquisition Inc. changed its name to Columbus Minerals Inc.

The DDB Claims were previously owned by a mining syndicate known as the DDB Syndicate. A limited liability company controlled by Douglas D.G. Birnie, our President and Chief Executive Officer and a member of our Board, is the owner of a 1/8 interest in the DDB Syndicate. The remaining members of the DDB Syndicate are made up of the former directors and officers of CBI (including one of our former directors), the brother of a former officer and director of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”). Nanominerals is a significant shareholder in our Company. Mr. Birnie also owns a 3.5% interest in Nanominerals. The DDB Claims were located by the DDB Syndicate in February 2007, prior to Mr. Birnie’s and Nanominerals’ involvement with our Company. Mr. Birnie also acquired his interest in Nanominerals prior to his involvement with our Company.

Our rights to the DDB Claims were held under the terms of a mining lease with the DDB Syndicate dated November 30, 2007 (the “DDB Agreement”). The DDB Agreement provided us with a five year lease on the DDB Claims, ending on November 29, 2012, with an option to purchase the DDB Claims at any time during the lease period. Under the option rights provided under the DDB Agreement, we had the right to purchase the DDB Claims at any time by either:

(a)	paying the DDB Syndicate the purchase price of $400,000 (with all previously made rental payments credited against such purchase price); or

(b)	paying the DDB Syndicate $10, plus granting the DDB Syndicate a royalty of 2% of net smelter returns on the DDB Claims.

On November 20, 2012, we elected to exercise the purchase option on the DDB Claims, paying the balance of $180,000 to the DDB Syndicate, being the purchase price of $400,000 less the $220,000 in rental payments previously made under the DDB Agreement.

An additional 288 claims (which we refer to as the “Ireland Claims”) were staked by us in September 2011.

As of the date of this Annual Report on Form 10-K, we own a 100% interest in all of the CBI Claims, DDB Claims and Ireland Claims.

Each of the CSM, Ireland and DDB Claims are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2012 claim year totalled $446,259. A summary of the Columbus Project Claims is included as an exhibit to this Annual Report on Form 10-K.

ACCESS AND INFRASTRUCTURE

The Columbus Project contains an operational pilot plant, onsite laboratory, operated by Western Analytical Consultants, and living facilities with power supplied by generators and water from an onsite well. Water used for processing is available from existing wells located on the surrounding basin (the “Columbus Basin”). There is also a high voltage grid located near the Candelaria Mine, approximately three miles from the Columbus Project.

Permits have been obtained for the extraction of precious metals and the production of calcium carbonate from an area of approximately 380 acres, including millsite, roads and mineable acreage.

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

Our recent exploration efforts have focused on the sand material, specifically in a 2,000 acre area of interest on the west side of our project site. Through three drill programs, we have identified The North Sand Zone and the South Sand Zone. The North Sand Zone has been the site of the source material for our recent extraction tests.

To date, 34 holes have been drilled in the 0.67 square mile (429 acres) North Sand Zone, and 3 holes in the 0.48 square mile (307 acres) South Sand Zone. Drilling has been completed to depths ranging from 165 feet to 400 feet in both sand zones. We have yet to drill through the sand zone with any of our drilling to date.

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow.

Figure 3: Map of North and South Sand Zones

Historical Surface Sampling Program and Drill Programs

Near surface basin sediment samples were taken in late 2006 and early 2007. 64 surface samples, four shallow boring samples, and a bulk sample were taken and analyzed using a four acid total digestion and atomic absorption analysis. Samples were analyzed for Au, Ag, Cu, and Fe. This work led to the discovery of a 5,000 acre surface gold anomaly in the northwestern part of the basin. This gold anomaly is the primary focus of current exploration work. The Permitted Mine Area (380 acres) is situated in the north end of this zone.

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

2008 and 2009 Drill Programs

Encouraging results from the 2007 drill program warranted a second drill program, which took place in Q2-Q3 2008, consisting of 39 widely spaced holes and a total of just less than 10,000 feet using sonic drilling technology. 25 holes were drilled in the ‘A’ program, 14 holes in the ‘B’ program. For this program, holes were drilled to depths ranging from 200 feet to 400 feet. The sonic drilling resulted in continuous sample material, therefore providing an improved representation of each 10 ft. drill interval. Samples of the 10 ft. composites were sent for analysis under chain of custody protocols.

A follow up drilling program was initiated in Q2 of 2009 to delineate mineralized zones and further define the extent of gold and silver mineralization potential in the project area. 58 holes, for a total of 15,270 feet, were drilled as a follow up to the ~10,000 feet drilled in 2008. Sample composite intervals were changed from 10’ to 20’ because of the homogeneity of the sample material. Again, the drill material was stored in polyethylene bags in the onsite core facility. Samples were submitted to AuRIC Metallurgical Laboratories (“AuRIC”) for caustic fusion analysis under chain of custody protocols. In addition, 211 clay samples were taken at various depths for density determinations.

2010 Drill Program

In 2010, we drilled 28 holes in the North Sand Zone and 147 short holes in the permitted mine clay zone. As the sand zones are the focus of the technical program, the samples from the clay zone drilling have been inventoried and will be analyzed later. Sampling protocol remained at 20 ft. composite intervals.

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

Mineralized Intervals – North Sand Zone

Hole ID	From (ft.)	to (ft.)	Au opt	Ag opt
CS-09-S1A	0	200	0.044	0.194
CS-09-S2A	0	200	0.039	0.179
CS-09-S3A	0	200	0.038	0.175
CS-09-S4A	80	200	0.040	0.170
CS-09-S5A	0	400	0.036	0.157
CS-09-S7A	60	200	0.038	0.170
CS-10-S1A	40	165	0.038	0.199
CS-10-S2A	60	200	0.038	0.152
CS-10-S3A	180	200	0.049	0.332
CS-10-S4A	80	200	0.043	0.238
CS-10-S5A	180	200	0.045	0.236
CS-10-S6A	80	200	0.036	0.163
CS-10-S8A	120	160	0.045	0.234
CS-10-S9A	0	100	0.047	0.301
	120	200	0.050	0.304
CS-10-S10A	80	200	0.036	0.145
CS-10-S12A	60	200	0.050	0.268
CS-10-S13A	120	180	0.060	0.105
CS-10-S14A	100	200	0.046	0.261
CS-10-S15A	80	160	0.050	0.320
CS-10-S16A	100	200	0.040	0.215
CS-10-S17A	180	200	0.042	0.246
CS-10-S18A	60	200	0.050	0.303
CS-10-S19A	180	200	0.032	0.189
CS-10-S20A	60	200	0.040	0.213
CS-10-S21A	60	100	0.029	0.153
	120	200	0.029	0.152
CS-10-S22A	120	200	0.020	0.092
CS-10-S23A	180	200	0.038	0.196
CS-10-S24A	60	200	0.053	0.326
CS-10-S25A	0	60	0.034	0.152
	80	200	0.053	0.326
CS-10-S26A	0	60	0.031	0.189
	100	200	0.038	0.234
CS-10-S27A	100	160	0.031	0.145
CS-10-S28A	60	200	0.029	0.164

Mineralized Intervals - South Sand Zone

Hole ID	from (ft.)	to (ft.)	Au opt	Ag opt
CS-08-S1B	40	400	0.046	0.233
CS-09-S1B	0	200	0.038	0.186
CS-09-S2B	20	190	0.041	0.192

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

The North Sand Zone, our focus area for sampling and drilling operations, covers a surface area of approximately 0.67 mi2. The South Sand Zone covers a surface area of approximately 0.48 mi2. The location of the North and South Sand Zones is shown in Figure 3.

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

Our research has indicated that caustic fusion (on head ore and concentrates) and thiosulphate or cyanide leaching (on concentrates) are the best pyrometallurgical and hydrometallurgical methods for extracting gold and silver from the Columbus Project. Caustic fusion is a standard pyrometallurgical method that uses chemical fluxes melted at low temperature to dissolve the sample rock and liberate the contained minerals or metals for subsequent extraction and/or analysis. Caustic fusion was developed in South Africa over 100 years ago and was first used to liberate diamonds from their refractory kimberlites. It has since been used to quantify other minerals/metals in rocks by analyzing the fused product. The caustic fusion assay protocol utilized by AuRIC for our analytical methodology has not been sent to other third parties for testing. We have confirmed the reliability of our caustic fusion protocols during subsequent bulk leach tests (±200-3000 lb.), whereby the amount of gold and silver extracted as metal-in-hand by thiosulphate leaching of bulk samples has been comparable to caustic fusion assay results on representative splits from the same samples. Caustic fusion has therefore been proven to be a very effective method for extracting gold and silver from the refractory minerals (organics, silicates) in the sand and clay at Columbus.

Thiosulphate leaching technology is over 100 years old. It was first used for dissolving silver from silver chloride deposits. In recent years, thiosulphate leaching has been extensively studied as an alternative to cyanide because it is an environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Barrick Gold Corporation is currently in the process of converting its Goldstrike mine in Nevada to use thiosulphate, and is scheduled to be online in 2014. Our work has shown that thiosulphate leaching of head ore concentrates followed by resin extraction, has been very effective in bench and pilot scale tests for the extraction of gold and silver, as “metal-in-hand”, at the Columbus Project. Aqua regia and cyanide leaching tests of head ore and aqua regia leaching of concentrates have proved ineffective and resulted in extremely low gold and silver extraction. However, both thiosulphate and cyanide leaching of concentrates have extracted commercial values at Columbus. It is the thiosulphate leach system that is currently being tested onsite to determine the feasibility of leaching both the sand and clay deposits.

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

Fire assaying is the most common pyrometallurgical method used for extracting gold and silver from rock. Fire assaying relies on the use of standardized chemical fluxes to reduce the melting point of the minerals entombing the gold and silver so that they can be liberated and collected in a lead “button” and examined. Although this process works well for extracting gold entombed in sulfides (e.g. pyrite) and silica, such as that found in Carlin-type gold deposits, the chemical fluxes used in fire assaying methods are ineffective at liberating the gold and silver from refractory minerals (organics and silicates (Fe-Mg-Al-Si-Ox)) as are found at the Columbus Project. These refractory silicates are similar in composition to the crucibles used during the firing process, which also do not melt. As a result, in our tests, fire assaying has shown to be ineffective at extracting gold and silver from the sand and clay from the Columbus Project.

As mentioned previously, the entombment of the precious metals in the refractory organics and silicates at the Columbus Project can cause problems of extraction, and therefore detection by many methods of analysis. The early test work (2006-2009) completed by AuRIC and our metallurgists demonstrated that fire assaying and multi-acid digesting were ineffective at extracting commercial values of gold and silver from the head samples of sand and clay from the Columbus. In January 2010, the Nevada Bureau of Mines and Geology (the “NBMG”) reported that they had conducted a small sampling program on our claims.2 It should be noted that the location of the NBMG sample sites were approximately 1 to 3 miles away from our current area of operations and testing, and in a different geology. We have not conducted our own tests on sample materials extracted from this location. However, the results reported by the NBMG are consistent with our expectations based on our work using similar assaying methods. According to the report prepared by the NBMG, they took 5 near surface samples, taken to a depth of 30-52 cm (approx. 1 ft.), from the Columbus Salt Marsh. Splits of each of the samples were then reportedly analyzed by fire assay (Au and Ag), fire assay fusion followed by instrumental neutron activation finish (Au and Ag), fire assay and inductively coupled plasma atomic emission (Au), four acid near total digestion (Ag) and aqua regia digestion (Au and Ag). The NBMG reported that they found small quantities of gold (0.00035 opt to 0.000029 opt) and silver (0.00233 opt to 0.00029 opt for four acid digestion –other tests were reportedly below their detection limits).

________________________
2

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

In Q4 2011 and Q1 2012, we announced the results of tests completed by AuRIC Metallurgical Laboratories (“AuRIC”) of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) on sand material collected from a single site within the North Sand Zone using our gravity concentration circuit. The total results of the tests were: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.096 opt AuE3, 0.084 opt Au and 0.642 opt Ag).

Since the beginning of 2012, we have been conducting bulk sample tests on sand materials extracted from the same site in the North Sand Zone using the gravity concentration circuit. The first tests were conducted using the gravity concentration circuit under laboratory conditions at AuRIC’s facilities in Salt Lake City. In Q2 2012, gravity concentration equipment was installed at the onsite pilot plant, and subsequent bulk tests were processed using the onsite gravity concentration circuit. During 2012, 48,919 lbs. (24.45 tons) from four separate sand material tests was sent to AuRIC for leaching, resin collection and metal extraction. The combined results of the tests resulted in an average extraction of 0.046 opt Au and 0.143 opt Ag, or 0.049 AuE. The test results each met or exceeded our extraction goal of 0.03 opt AuE. Each test was run under different operating variables, and none of the tests were optimized based on previous test results.

Summary of Bulk Sand Leach Tests

	Head Ore	Gravity Con	Gravity	TS	Calculated Head Extracted Metals
	Weight	Weight	Cons	Leach
Test	lbs	lbs	Ratio	pH	Au opt	Ag opt	AuE opt
4028H, 4029H	10,821	1,873.6	5.78:1	12	0.101	0.153	0.104
4037H	14,797	2,187.4	6.77:1	9	0.026	0.136	0.029
4046H	10,711	1,974.5	5.42:1	12	0.037	0.135	0.040
4048H	12,590	2,211.6	5.69:1	12	0.029	0.148	0.031
Totals	48,919	8,247	5.93:1		0.046	0.143	0.049

___________________
3 AuE opt = Au opt + Ag/55 opt

The purpose of these bulk tests was to demonstrate the continued effectiveness of the onsite gravity concentration components of the precious metals extraction circuit, while also assisting in the determination of which operating parameters increase or decrease precious metals extraction. Readers should note that the tests referred to above were all from a single bulk sample test site and may not be representative of grades or recovery rates that can be expected for the overall North Sand Zone. The area from which these samples were taken may represent an anomaly within the North Sand Zone and may not be representative of grades or recovery rates for the entire zone. Additional gravity concentration tests on bulk samples from different sites within the North Sand Zone will follow.

In October 2012, we finalized operating parameters for the gravity concentration components of the onsite pilot plant. In November 2012, we successfully installed equipment for the leaching and metal recovery components of the extraction circuit at the onsite pilot plant, after which we commenced technology transfer from AuRIC to our onsite laboratory and pilot plant.

During the first quarter of 2013, we upgraded the onsite water supply to improve its compatibility with thiosulphate leaching. Work included comparative analysis of the municipal water supply utilized by AuRIC at its Salt Lake City laboratory and the water provided by the onsite well at the Columbus Project. Based on information derived from these analyses, we completed the installation of a new water conditioning circuit at the Columbus Project in order to supply process water to the leach circuit similar in character to the water utilized in tests conducted at AuRIC’s Salt Lake City facilities. During the quarter, we also completed upgrades to the onsite gravity concentration circuit in an effort to improve efficiency and reduce potential abrasive wear on the equipment.

Current mining and recovery methodology efforts are focused on transferring the operating parameters developed for the leaching and precious metals recovery components of the extraction circuit from AuRIC’s laboratory to the onsite facilities. As part of this process, we expect to continue to produce and leach concentrates at the pilot plant in approximately one ton batches (five tons of head material), followed by filtration, resin extraction and metal production. In addition, during this period, we expect to continue to upgrade the precious metals extraction equipment for the pilot plant as necessary to improve operating efficiencies and circuit capacity. Once batch extraction rates have been established to our satisfaction, we intend to begin the phase in of operating the pilot plant circuit on a continuous basis, with a target of processing up to 20 tons of head material per day.

We are currently focusing mining and recovery methodology efforts on commencing continuous operations for the pilot plant in 2013. However, this timeline will be dictated by process results, and the availability of personnel and equipment.

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

Each of the claims making up the Red Mountain Project are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the “BLM” by September 1 of each year. Beginning in 2012, the 2012 claim maintenance fees related to association placer claims increased significantly. Previously, we paid $140 per year per placer claim. Claims can be up to 160 acres each. The new regulations require placer claimants to pay a fee of $140 for each twenty acres of a placer claim. The fee for a 160 acre placer claim rose from $140 to $1,120 per claim and our current obligation for the Red Mountain claimed property increased to $96,287 for the 2012 claim year. We are responsible for paying the claim maintenance fees for the Red Mountain claims. Amounts paid to maintain the claims are counted against the amounts we are obligated to spend on the project to maintain our option rights. A summary of the Red Mountain Project Claims was included as an exhibit to this Annual Report on Form 10-K.

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

CURRENT EXPLORATION

Our exploration program for the Red Mountain Project consists of a drilling and sampling program. The Red Mountain Project is not currently active. We have set a budget of $196,287 for the Red Mountain Project for the 12 months ending December 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS.

We were not a party to any material legal proceedings during the period covered by this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURE.

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

	2012		2011
	High	Low	High	Low
First quarter ended March 31	$1.09	$0.19	$0.33	$0.17
Second quarter ended June 30	$1.11*	$0.51*	$0.6975	$0.17
Third quarter ended September 30	$1.30*	$0.73*	$0.86	$0.17
Fourth quarter ended December 31	$1.02*	$0.57*	$0.58	$0.25

*

High and low bid information was not available for the fiscal quarters ended June 30, 2012, September 30, 2012 and December 31, 2012. For these periods, prices represent high and low sales prices during the period as reported by the OTC Bulletin Board.

Bid quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 10, 2013, there were 208 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have not declared any dividends on our common stock since our inception and we do not expect to declare any dividends in the foreseeable future. We expect to spend any funds legally available for the payment of dividends on the exploration of our mineral properties. There are no provisions in our Articles of Incorporation or bylaws that limit our ability to pay dividends on our common stock. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered equity sales during the fiscal year ended December 31, 2012 have been previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2012. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Executive Overview

During the next twelve months, we intend to proceed with our exploration program for the Columbus Project, while the Red Mountain Project is not currently active.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources and (b) to determine the feasibility of mining and extracting precious metals from the project.

(a)

Mineralization: Exploration work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold and silver mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones

Our recent exploration efforts have focused on the sand material, specifically in an approximate 2,000 acre area of interest on the west side of our project site. Through three drill programs, we have identified The North Sand Zone and the South Sand Zone. The North Sand Zone has been the site of the source material for our recent extraction tests.

To date, 34 holes have been drilled in the 0.67 square mile (429 acres) North Sand Zone, and 3 holes in the 0.48 square mile (307 acres) South Sand Zone. Drilling has been completed to depths ranging from 165 feet to 400 feet in both sand zones. We have yet to drill through the sand zone with any of our drilling to date.

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow.

(b)

Mining and Recovery Methodology: We currently have a Water Pollution Control permit for the Columbus Project that allows for the extraction of precious metals and the production of calcium carbonate on the 380-acre site (266-acre mine site, 60-acre mill site, and 54 acres defined as “undisturbed area”) at a mine rate of up to 792,000 tons per year. As previously reported, our current focus is on the extraction of precious metals from the sand zone areas of the Columbus Project – specifically, the North and South Sand Zones.

During 2012, we successfully installed all of the gravity concentration equipment and determined the operating parameters for the concentration components of the onsite precious metals extraction circuit. In Q4 2012, we successfully installed equipment for the leaching and metal components of the onsite extraction circuit.

Current mining and recovery methodology efforts are focused on transferring the operating parameters developed for the leaching and precious metals recovery components of the extraction circuit from AuRIC’s laboratory to the onsite facilities. As part of this process, we expect to process material extracted from the Columbus Project, to produce and leach concentrates at the pilot plant in approximately one ton batches (five tons of head material), followed by filtration, resin extraction and metal production. In addition, during this period, we expect to continue to upgrade the precious metals extraction equipment for the pilot plant as necessary to improve operating efficiencies and circuit capacity. Once batch extraction rates have been established to our satisfaction, we intend to begin the phase in of operating the pilot plant circuit on a continuous basis, with a target of processing up to 20 tons of head material per day.

We are currently focusing mining and recovery methodology efforts on commencing continuous operations for the pilot plant in 2013. However, this timeline will be dictated by process results, and the availability of personnel and equipment.

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

We anticipate spending approximately $4,860,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending December 31, 2013.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not currently active. We have set a budget of $196,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending December 31, 2013. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2012 included in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Our financial position was as follows at December 31, 2012 and 2011:

	2012	2011

Cash	$5,636,638	$521,660

Current liabilities	$236,675	$214,554
Accrued reclamation costs	$672,338	$572,338
Stockholders' equity	$40,777,577	$33,899,968

During the 2012, our liquidity position was affected by the following:

  Continued exploration stage losses of $4,172,767 for the twelve months ended December 31, 2012. Significant non-cash expenses through this period included depreciation of $900,540 and share based compensation of $887,219. Significant non-cash income included the income tax benefit of $2,206,462.
  Purchases of new equipment in the amount of $252,843.
  Increase in current liabilities due to the accrual of year end consulting fees that were subsequently paid in January 2013.
  Net proceeds from the completion of private placement offerings of $10,167,949.
  An increase in the 2012 claim maintenance fees related to association placer claims wherein the fee for a 160 acre claim rose from $140 to $1,120 per claim.
  Increase in accrued reclamation costs based upon management’s estimate given the gravity concentration circuit’s continued expansion.
  Exercise of the purchase option on 147 association placer mining claims detailed in the mining lease with the DDB Syndicate for $180,080.

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

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending December 31, 2013:

Columbus Project
º	Property Payments	$380,000
º	Drilling Program and Mineralization Estimates	2,553,000
º	Pilot Plant / Project Feasibility	1,927,000
	Total for Columbus Project	$4,860,000

Red Mountain Project
º	Property Acquisition and Maintenance Costs	$196,000
	Total for Red Mountain Project	$196,000

General and Administration
	Total for General and Administration	$1,885,000
Total Expected Expenses		$6,941,000
Total Expected Capital Expenditures		$200,000
Total Expected Cash Expenditures		$7,141,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2013 will be approximately $7,141,000. As of March 1, 2013, we had cash reserves in the amount of approximately $4,811,561. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending December 31, 2013. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to September 31, 2013. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

RESULTS OF OPERATIONS

Revenue. We have not earned any operational revenues since our inception and we do not anticipate earning revenues until our mineral properties enter into commercial production, of which there are no assurances. Our pilot production plant at the Columbus Project is currently being operated for pre-feasibility testing purposes only. We are currently in the exploration stage of our business and we can provide no assurances that we will be able to establish the existence of probable or proved mineral reserves on our properties, or if such reserves are established, that we will be able to enter into commercial production.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 4.1% to $2,594,059 during the year ended December 31, 2012 from $2,704,545 during the year ended December 31, 2011. The decrease was primarily the result of less addition to the reclamation accrual partially offset by increased claim maintenance fees.

Mineral exploration and evaluation expenses – related party decreased by 7.5% to $482,362 for the year ended December 31, 2012 from $521,478 for the year ended December 31, 2011. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus Project. Nanominerals Corp. is our largest shareholder. The decrease is due to a reduction in reimbursable expenses billed to us.

General and administrative expenses decreased by 5.9% to $2,243,888 for the year ended December 31, 2012 from $2,385,695 during the year ended December 31, 2011. General and administrative expenses decreased primarily as a result of reduced vesting expenses related to consultant warrants becoming fully vested in 2012, partially offset by increases in legal and consulting expenses.

General and administrative expenses – related party increased to $74,353 during the year ended December 31, 2012 from $2,000 during the year ended December 31, 2011. General and administrative expenses increased primarily as a result of amounts paid to Ian McNeil, the son-in-law of Charles Ager, the principal of Nanominerals Corp. for executive and director search services. In addition, $36,762 was paid to DOSA Consulting LLC for office rent and use of employees. Douglas D.G. Birnie is the principal of DOSA Consulting.

Other Income and Expenses. Total other income and expense decreased by 30.7% to $23,638 during the year ended December 31, 2012 from $34,087 during the year ended December 31, 2011. The decrease was a result of less interest income recognized during the year ended December 31, 2012.

Income Tax Benefit. Income tax benefit decreased by 14.8% to $2,206,462 during the year ended December 31, 2012 from $2,590,393 during the year ended December 31, 2011. The decrease in the benefit was primarily a result of reducing the valuation allowance on certain stock based compensation in 2011.

Net Loss. The aforementioned factors resulted in a net loss of $4,172,767, or $0.03 per common share, for the year ended December 31, 2012, as compared to a net loss of $3,888,629, or $0.03 per common share, for the year ended December 31, 2011.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2012, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2012 and 2011;

3.	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and the period from February 20, 2001 (date of inception) to December 31, 2012;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2012; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period on February 20, 2001 (date of inception) to December 31, 2012;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland Inc.

Report on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ireland Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012, including inception cumulative data prospectively from February 20, 2001 through December 31, 2012.

Management’s Responsibility for the Financial Statements

Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

Auditor’s Responsibility

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

Opinions

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its operations, stockholders’ equity, and its cash flows for each of the years in the two-year period ended December 31, 2012, including inception cumulative data prospectively from February 20, 2001 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Emphasis of Matter

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

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Pasadena, California
April 15, 2013

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$5,636,638	$521,660
Other receivables	10,523	6,482
Prepaid expenses	335,485	227,163
Deposits - related party	-	195,000

Total current assets	5,982,646	950,305

Property and equipment, net	2,963,625	3,378,487
Mineral properties	32,128,133	31,948,053
Restricted investments held for reclamation bonds	1,186,681	1,193,567
Reclamation bonds	40,000	40,000
Deposits	2,200	2,200

Total non-current assets	36,320,639	36,562,307

Total assets	$42,303,285	$37,512,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$97,568	$81,408
Accounts payable - related party	48,651	42,181
Accrued payroll and related taxes	67,166	67,675
Due to related party	23,290	23,290

Total current liabilities	236,675	214,554

Long-term liabilities
Accrued reclamation and remediation costs	672,338	572,338
Deferred income taxes	616,695	2,825,752

Total long-term liabilities	1,289,033	3,398,090

Total liabilities	1,525,708	3,612,644

Commitments and contingencies - Note 8	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,059,542 and 127,452,461 shares, respectively, issued and outstanding	146,058	127,452
Additional paid-in capital	63,269,641	52,233,054
Accumulated other comprehensive income	20,356	25,173
Accumulated deficit during exploration stage	(22,658,478)	(18,485,711)

Total stockholders' equity	40,777,577	33,899,968

Total liabilities and stockholders' equity	$42,303,285	$37,512,612

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,594,059	2,704,545	14,625,756
Mineral exploration and evaluation expenses - related party	482,362	521,478	3,586,959
General and administrative	2,243,888	2,385,695	11,067,557
General and administrative - related party	74,353	2,000	97,419
Loss on asset disposition	12,165	-	12,165
Depreciation	900,540	821,891	2,342,214
Mineral and property holding costs	95,500	77,500	643,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	6,402,867	6,513,109	32,684,570

Loss from operations	(6,402,867)	(6,513,109)	(32,684,570)

Other income (expense)
Interest income	25,971	34,087	378,948
Interest expense	(2,333)	-	(8,316)
	`
Total other income (expense)	23,638	34,087	370,632

Loss before income taxes	(6,379,229)	(6,479,022)	(32,313,938)

Income tax benefit	2,206,462	2,590,393	9,655,460

Net loss	$(4,172,767)	$(3,888,629)	$(22,658,478)

Loss per common share - basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	136,251,969	125,424,507

Consolidated Statements of Comprehensive Loss

Net loss	$(4,172,767)	$(3,888,629)	$(22,658,478)

Other comprehensive (loss) income
Unrealized (loss) income on investments, net of deferred tax	(4,817)	25,787	20,356

Total comprehensive loss	$(4,177,584)	$(3,862,842)	$(22,638,122)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity
Balance, February 20, 2001	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash, $0.002 per share	29,750,000	29,750	39,000	-	-	-	68,750
Net loss, December 31, 2001	-	-	-	-	-	(16,045)	(16,045)
Balance, December 31, 2001	29,750,000	29,750	39,000	-	-	(16,045)	52,705
Net loss, December 31, 2002	-	-	-	-	-	(49,313)	(49,313)
Balance, December 31, 2002	29,750,000	29,750	39,000	-	-	(65,358)	3,392
Net loss, December 31, 2003	-	-	-	-	-	(32,516)	(32,516)
Balance, December 31, 2003	29,750,000	29,750	39,000	-	-	(97,874)	(29,124)
Net loss, December 31, 2004	-	-	-	-	-	(51,000)	(51,000)
Balance, December 31, 2004	29,750,000	29,750	39,000	-	-	(148,874)	(80,124)
Issuance of common stock for cash, $0.025	6,800,000	6,800	163,200	-	-	-	170,000
Net loss, December 31, 2005	-	-	-	-	-	(54,025)	(54,025)
Balance, December 31, 2005	36,550,000	36,550	202,200	-	-	(202,899)	35,851
Net loss, December 31, 2006	-	-	-			(95,279)	(95,279)
Balance, December 31, 2006	36,550,000	36,550	202,200	-	-	(298,178)	(59,428)
Issuance of common stock under Option Assignment Agreement, $0.0075 per share	30,000,000	30,000	195,000	-	-	-	225,000
Issuance of common stock for cash, $0.65 per share, net of $243,652 issuance fees	20,000,000	20,000	12,736,348	-	-	-	12,756,348
Share-based compensation	-	-	101,317	-	-	-	101,317
Net loss, December 31, 2007	-	-	-	-	-	(2,243,271)	(2,243,271)
Balance, December 31, 2007	86,550,000	86,550	13,234,865	-	-	(2,541,449)	10,779,966
Issuance of common stock from option exercise, $0.05 per share	20,000	20	980	-	-	-	1,000
Issuance of common stock under Asset Purchase Agreement, $1.9157 per share	10,440,087	10,440	19,989,560	-	-	-	20,000,000
Issuance of warrants under Asset Purchase Agreement	-	-	1,359,351	-	-	-	1,359,351
Share-based compensation	-	-	1,474,693	-	-	-	1,474,693
Net loss, December 31, 2008	-	-	-	-	-	(4,115,927)	(4,115,927)
Balance, December 31, 2008	97,010,087	97,010	36,059,449	-	-	(6,657,376)	29,499,083
Issuance of common stock for cash, $0.45 per share, net of $304,641 issuance fees	13,889,355	13,889	5,931,680	162,000	-	-	6,107,569
Share-based compensation	-	-	108,323	-	-	-	108,323
Net loss, December 31, 2009	-	-	-	-	-	(3,248,652)	(3,248,652)
Balance, December 31, 2009	110,899,442	110,899	42,099,452	162,000	-	(9,906,028)	32,466,323
Issuance of common stock for cash, $0.45 per share, net of $11,743 issuance fees	11,035,000	11,035	4,942,972	(162,000)	-	-	4,792,007
Issuance of common stock from option exercise, $0.05 per share	500,000	500	24,500	-	-	-	25,000
Share-based compensation	-	-	1,232,927	-	-	-	1,232,927
Unrealized loss on short-term investments, net of $331 deferred tax	-	-	-	-	(614)	-	(614)
Net loss, December 31, 2010	-	-	-	-	-	(4,691,054)	(4,691,054)
Balance, December 31, 2010	122,434,442	122,434	48,299,851	-	(614)	(14,597,082)	33,824,589
Issuance of common stock for cash, $0.55 per share, net of $2,455 issuance fees	5,018,199	5,018	2,752,536	-	-	-	2,757,554
Share-based compensation	-	-	1,180,667	-	-	-	1,180,667
Unrealized gain on investments, net of deferred tax $13,887	-	-	-	-	25,787	-	25,787
Net loss, December 31, 2011	-	-	-	-	-	(3,888,629)	(3,888,629)
Balance, December 31, 2011	127,452,641	127,452	52,233,054	-	25,173	(18,485,711)	33,899,968
Issuance of common stock for cash, $0.50 per share, net of $42,267 issuance fees	9,560,000	9,560	4,728,173	-	-	-	4,737,733
Issuance of common stock from warrant exercise, $0.75 per share	50,000	50	37,450	-	-	-	37,500
Issuance of common stock from option exercise, $0.05 per share	100,000	100	4,900	-	-	-	5,000
Issuance of common stock for cash, $0.65 per share, net of $395,245 issuance fees	8,896,901	8,896	5,378,845	-	-	-	5,387,741
Share-based compensation	-	-	887,219	-	-	-	887,219
Unrealized loss on investments, net of deferred tax $2,596	-	-	-	-	(4,817)	-	(4,817)
Net loss, December 31, 2012	-	-	-	-	-	(4,172,767)	(4,172,767)
Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$-	$20,356	$(22,658,478)	$40,777,577

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,172,767)	$(3,888,629)	$(22,658,478)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	900,540	821,891	2,342,214
Loss on asset disposal	12,165	-	12,165
Write-off of mineral rights	-	-	14,000
Stock-based expenses	887,219	1,180,667	4,960,209
Deferred income taxes	(2,206,462)	(2,590,393)	(9,655,460)

Changes in operating assets and liabilities:
Other receivables	(4,041)	23,518	(10,523)
Prepaid expenses and deposits	(158,321)	(164,068)	(730,558)
Reclamation bonds and other deposits	-	888,368	(10,940)
Accounts payable and accrued liabilities	22,121	(12,584)	109,783
Accrued reclamation and remediation costs	100,000	297,000	672,338

Net cash used in operating activities	(4,619,546)	(3,444,230)	(24,955,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(252,843)	(118,558)	(4,947,158)
Purchase of mineral claims	(180,080)	-	(180,080)
Purchase of restricted investments held for reclamation bonds	(527)	(275,285)	(1,155,365)

Net cash used in investing activities	(433,450)	(393,843)	(6,282,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	10,605,486	2,760,009	37,866,205
Stock issuance costs	(437,512)	(2,455)	(1,000,004)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	10,167,974	2,757,554	36,874,491

NET CHANGE IN CASH	5,114,978	(1,080,519)	5,636,638

CASH AT BEGINNING OF PERIOD	521,660	1,602,179	-

CASH AT END OF PERIOD	$5,636,638	$521,660	$5,636,638

SUPPLEMENTAL INFORMATION

Interest paid	$2,333	$-	$8,316

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $22,638,122 as of December 31, 2012. This amount is comprised of net loss from operations of $22,658,478 and other comprehensive income of $20,356. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Reclassification – Certain amounts in the 2011 footnotes have been reclassified to conform to the classification in the 2012 footnotes. In Note 7, Income Taxes, amounts have been reclassified from the deferred tax asset arising from net operating losses to the deferred tax asset arising from exploration costs.

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

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. At December 31, 2012 and 2011, 63,053,055 and 42,218,154 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity, except investments by, and distributions to, owners, be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require presentation, on the face of the financial statements, of reclassification adjustments for items that are reclassified from other comprehensive income to net income. These new standards are effective beginning in the first quarter of 2012 and are to be applied retrospectively. The Company adopted this amended standard during the first quarter of 2012. Adoption did not have a material impact on its financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operation, or cash flows.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 30, 2012			December 31, 2011
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(10,334)	$10,520	$20,854	$(7,355)	$13,499
Computers and equipment	15,171	(10,129)	5,042	45,370	(33,800)	11,570
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,459,137)	1,466,594	2,925,731	(911,898)	2,013,833
Site equipment	1,736,202	(653,759)	1,082,443	1,274,609	(388,769)	885,840
Vehicles	23,595	(21,236)	2,359	23,595	(16,517)	7,078
Building	500,000	(133,333)	366,667	500,000	(83,333)	416,667

	$5,251,553	$(2,287,928)	$2,963,625	$4,820,159	$(1,441,672)	$3,378,487

Depreciation expense was $900,540 and $821,891 for years ended December 31, 2012 and 2011, respectively.

3.	MINERAL PROPERTIES

Columbus Project - On February 20, 2008, the Company, through its wholly-owned subsidiary CMI, acquired a 100% interest in the Columbus Project, including an option for additional mining claims, by way of merger with the owner of the Columbus Project, Columbus Brine Inc. (“CBI”). Prior to the merger, the Company held a 15% interest in the Columbus Project by satisfying its option agreement requirements. The Company believes that the acquisition of the Columbus Project was beneficial because it provides for 100% ownership of the properties and fosters greater opportunity to finance and further develop the project. This merger was treated as a statutory merger for tax purposes whereby CMI was the surviving merger entity.

Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant entitled the holder to purchase one additional share of common stock at a price of $2.39 per share. The share purchase warrants expired on February 20, 2013. The Company had the right to accelerate the expiration date of the warrants if the average closing price of the Company’s common stock over any 20 consecutive trading days was equal to or greater than 150% of the exercise price.

The Company determined that the acquisition of the Columbus Project did not constitute an acquisition of a business and therefore the Company recorded the acquisition as a purchase of assets.

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Arden Salvage Company), and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time. The fair value of warrants was calculated using the Binomial Lattice pricing model.

Pursuant to the original option assignment agreement, as amended August 8, 2007, the Company granted and continues to have a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company.

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

DDB Claims – The Company, through its subsidiary CMI, had a lease agreement for mining claims with DDB Syndicate. Douglas D.G. Birnie, the Company’s CEO, is the indirect owner of a 1/8 interest in the DDB Syndicate, as is Lawrence E. Chizmar, a former member of our Board of Directors and a former director of CBI. The remaining members of the DDB Syndicate are made up of former officers and directors, and relatives of former officers and directors, of CBI, and affiliates of NMC. The DDB Claims were located in 2007, prior to Mr. Birnie’s, NMC’s, or Mr. Chizmar’s involvement with our Company.

The mining lease agreement provided the Company with an option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims. During the lease period, the Company paid $220,000 in lease payments. On November 20, 2012, the Company exercised their option to purchase the DDB Claims by paying the adjusted purchase price of $180,000 plus transfer fees of $80. The total purchase price of $180,080 was included in mineral properties at December 31, 2012.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At December 31, 2012 and 2011, cash bonding amounted to $40,000, respectively. At December 31, 2012 and 2011, restricted investments amounted to $1,186,681 and $1,193,567, respectively, and exceeded bonding requirements by $36,681 and $43,567, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2012
US Treasury Notes	$879,553	$31,317	$-	$910,870
Certificates of deposit	275,811	-	-	275,811

Total available-for-sale securities	$1,155,364	$31,317	$-	$1,186,681

December 31, 2011
US Treasury Notes	$879,553	$38,729	$-	$918,282
Certificates of deposit	275,285	-	-	275,285

Total available-for-sale securities	$1,154,838	$38,729	$-	$1,193,567

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive (loss) income net of deferred taxes. Unrealized (loss) gain was $(7,413) and $39,674 for the years ended December 31, 2012 and 2011, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2013, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities – Accrued reclamation and remediation costs relate to the Columbus Project and amounted to $672,338 and $572,338 as of December 31, 2012 and 2011, respectively.

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - During the year December 31, 2012, the Company issued common stock as follows:

a)

On November 30, 2012, the Company issued an aggregate of 8,896,901 units at a price of $0.65 per unit in private placement offerings for aggregate proceeds of $5,782,986. Each unit is comprised of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.95 per share for a period expiring November 30, 2016. Fees related to this private placement amounted to $395,245. In connection with the offering, the Company also entered into a registration rights agreement (“RRA”).

Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of December 31, 2012, the Company did not believe the penalty to be probable and accordingly, no liability was accrued. Subsequent to year end, the Company was one day late in filing the registration statement and incurred a penalty including interest of $1,900.

b)

On September 24, 2012, the Company issued 100,000 shares of common stock from the exercise of stock options for gross proceeds of $5,000. The options had an exercise price of $0.05 and an expiration date of March 30, 2017.

c)

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

e)

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

In addition to the finder’s fees totaling $14,000 for the February 23, 2012 and March 15, 2012 private placements, the Company also incurred filing and legal fees related to these issuances of $28,267. Total fees related to these issuances amounted to $42,267.

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

During the year ended December 31, 2007, the Company issued common stock as follows:

a)

The Company completed four tranches of a US and foreign private placement offering. A total of 8,188,000 units at a price of $0.65 per unit were issued under the foreign private placement offering to non-US persons as contemplated under Regulation S of the Securities Act of 1933. The Company paid commissions totaling $106,925 and the agent also received warrants to purchase 70,500 shares of its common stock. Also, the Company issued 11,812,000 units at a price of $0.65 per unit under the US private placement offering to US accredited investors as defined in Rule 506 of Regulation D of the Securities Act. The Company paid commissions totaling $136,727 and the agent also received warrants to purchase 90,150 shares of its common stock.

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

Private Placement Warrants - A summary of investor warrant activity for the years ended December 31, 2012 and 2011 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2010	28,121,857	$0.75 - 2.39	2.43
Granted	2,509,100	0.80	2.50
Exercised	-	-	-

Outstanding and exercisable, December 31, 2011	30,630,957	0.75 - 2.39	1.52
Granted	18,484,901	0.80 - 0.95	3.05
Exercised	(50,000)	0.75	-

Outstanding and exercisable, December 31, 2012	49,065,858	$0.75 - 2.39	1.47

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of December 31, 2012, the Company had granted 10,441,916 options under the Plan, of which, 9,487,197 were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At December 31, 2012, the Company had options outstanding that vest on three different types of vesting schedules:

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

	2012	2011

Dividend yield	-	-
Expected volatility	70.84% - 82.80%	68.66% - 83.36%
Risk-free interest rate	0.11% - 1.96%	0.33% - 2.31%
Expected life (years)	0.10 - 5.82	2.75 - 7.88

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

During the year ended December 31, 2012, the Company granted and modified stock based awards as follows:

a)

On November 30, 2012, the Company extended the expiration date of 200,000 stock options from December 17, 2012 to June 30, 2013. The options were originally granted on December 17, 2009 and had an exercise price of $0.55 per share. The modification resulted in $2,926 of additional compensation expense.

b)

On April 23, 2012, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 800,000 shares of common stock at an exercise price of $0.90 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service period was determined to be fourteen months from the grant date. The Company reviewed and confirmed these determinations at December 31, 2012.

c)

On April 23, 2012, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 800,000 shares of common stock at an exercise price of $0.90 per option. The options vest upon the Company’s stock price achieving defined targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

d)

On April 23, 2012, the Company granted non-qualified stock options to Company’s independent director under the Plan for an aggregate of 200,000 shares of common stock at an exercise price of $0.90 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The options will automatically vest and become exercisable upon the occurrence of a change in control.

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service period was determined to be fourteen months from the grant date. The Company reviewed and confirmed these determinations at December 31, 2012.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

e)

On April 23, 2012, the Company granted 200,000 options under the Plan exercisable at $0.90 per share to the Company’s independent director. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

f)

On April 23, 2012, the Company granted 37,500 options under the Plan exercisable at $0.90 per share to an employee. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

g)

On April 23, 2012, the Company granted 400,000 options and 100,000 options under the Plan exercisable at $0.90 per share to consultants. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

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

d)

On August 24, 2011, the Company granted stock options under the Plan for the purchase of 300,000 shares of common stock at $0.75 per share to officers of the Company. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At December 31, 2011, management determined that achievement of the performance conditions was probable. The Company reviewed and confirmed this determination at December 31, 2012.

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

The total expense for the years ended December 31, 2012 and 2011 related to the granting, vesting and modification of all stock-based compensation awards was $887,219 and $1,180,667, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense. For the years ended December 31, 2012 and 2011, the recognized related tax benefit was $310,527 and $413,233, respectively.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2012 and 2011:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2010	9,412,197	$0.38	$0.50	2.79
Options/warrants granted	2,412,500	0.26	0.70	5.70
Options/warrants exercised	-	-	-	-
Options/warrants expired	(37,500)	0.52	1.88	-
Options/warrants cancelled	(200,000)	0.19	0.53	-

Outstanding, December 31, 2011	11,587,197	0.41	0.54	3.93
Options/warrants granted	2,537,500	0.42	0.90	6.45
Options/warrants exercised	(100,000)	0.05	0.05	-
Options/warrants expired	(37,500)	0.55	1.88	-
Options/warrants cancelled	-	-	-	-

Outstanding, December 31, 2012	13,987,197	$0.37	$0.60	3.58	$2,097,900

Exercisable, December 31, 2012	11,387,197	$0.37	$0.55	2.70	$2,097,900

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended December 31, 2012 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable

For the year ended December 31, 2012, the Company received $5,000 from the exercise of stock options. The related tax benefit amounted to $29,750. The total intrinsic value of the options exercised was $85,000. No options or warrants were exercised during the year ended December 31, 2011.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2011	1,345,832	$0.31
Granted	2,353,125	0.42
Vested	(1,098,957)	(0.35)
Forfeited	-	-

Unvested, December 31, 2012	2,600,000	$0.39

For the years ended December 31, 2012 and 2011, the total fair value of shares vested was $433,680 and $1,411,769, respectively. As of December 30, 2012, there was $512,592 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.76 years as of December 31, 2012.

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the years ended December 31, 2012 and 2011, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2010	37,534,054	$0.92	2.52
Options/warrants granted	4,921,600	0.75	3.82
Options/warrants cancelled	(200,000)	0.53	-
Options/warrants exercised	-	-	-
Options/warrants expired	(37,500)	1.88	-

Balance, December 31, 2011	42,218,154	0.90	2.18
Options/warrants granted	21,022,401	0.88	3.46
Options/warrants cancelled	-	-	-
Options/warrants exercised	(150,000)	0.25	-
Options/warrants expired	(37,500)	1.88	-

Balance, December 31, 2012	63,053,055	$0.89	1.94

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011
Deferred income tax assets:

Net operating loss carryforward	$8,327,426	$6,472,383
Option compensation	1,630,140	1,333,021
Property, plant & equipment	423,904	307,376
Exploration costs	570,719	632,947
Reclamation and remediation costs	235,318	200,318

Gross deferred income tax assets	11,187,507	8,946,045
Less: valuation allowance	(726,050)	(691,050)

Net deferred income tax assets	10,461,457	8,254,995

Deferred income tax liabilities:

Unrealized gains on investments	(10,961)	(13,556)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$(616,695)	$(2,825,752)

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2012 and 2011, respectively.

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

A reconciliation of the tax benefit for the year ended December 31, 2012 and 2011 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	December 31,	December 31,
	2012	2011

Income tax benefit at statutory tax rate	$2,232,731	$2,267,658

Reconciling items:
Non-deductible items	8,731	(22,602)
Change in valuation allowance	(35,000)	345,337

Income tax benefit	$2,206,462	$2,590,393

The Company had cumulative net operating losses of approximately $23,792,649 and $18,492,524 as of December 31, 2012 and 2011, respectively, for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2008. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada on month-to-month terms. Rental expense for office space was $71,700 and $71,700 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, $16,500 of rent expense was paid to DOSA Consulting, LLC which is a consulting firm owned by the Company’s CEO.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2013 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of December 31, 2012, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of December 31, 2012, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of December 31, 2012, the Company did not believe the penalty to be probable and accordingly, no liability was accrued. Subsequent to year end, the Company was one day late in filing the registration statement and incurred a penalty including interest of approximately $1,900.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. Additionally, all non-interest bearing transactional accounts are fully insured by the FDIC through December 31, 2012. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2012, the Company had $4,701,783 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows for the years ended December 31, 2012 and 2011:

	December 31,	December 31
	2012	2011

Net loss	$(4,172,767)	$(3,888,629)

Other comprehensive (loss) income:
Unrealized (loss) income on investments, net of deferred tax	(4,817)	25,787

Comprehensive loss	$(4,177,584)	$(3,862,842)

The tax effects of each component of comprehensive loss for the years ended December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011

Unrealized holding (loss) gain	$(7,413)	$39,674
Income tax benefit (expense)	2,596	(13,887)

Total unrealized (loss) income, net of tax	$(4,817)	$25,787

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS

DOSA Consulting, LLC (“DOSA”) – DOSA is a consulting firm owned by the Company’s CEO. DOSA provides the Company with use of its employees and office space. The total fees paid to DOSA for these services were $36,762 for the year ended December 31, 2012. Services provided by NMC are also at times coordinated for the Company by DOSA. No management fees are billed to the Company for these services. The total fees billed to the Company by DOSA for NMC’s services were $361,904 for the year ended December 31, 2012. At December 31, 2012, the Company owed DOSA $36,151 for services provided by NMC. The CEO’s salary and reimbursable expenses are also paid to DOSA.

The Company had a lease agreement for mining claims with DDB Syndicate. The Company’s CEO is the indirect owner of a 1/8 interest in the DDB Syndicate. The mining lease agreement provided the Company with an option to purchase the DDB Claims and on November 20, 2012, the Company exercised that option. The net option payment paid to DOSA was $22,469.

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

For the year ended December 31, 2012, the Company incurred total fees and reimbursement of expenses to NMC of $420,000 and $62,362, respectively. Additionally, the Company paid NMC $50,000 for equipment purchases. Of this amount, $361,904 was invoiced by DOSA on behalf of NMC. At December 31, 2012, the Company owed DOSA $36,151 for services provided by NMC.

For the year ended December 31, 2011, the Company incurred total fees and reimbursements of expenses to NMC of $420,000 and $101,478, respectively. Additionally, the Company paid NMC $195,000 as a deposit on equipment purchases. At December 31, 2011, the Company had an outstanding balance due to NMC $42,181.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. MGC provides the Company with management advisory services. The Company incurred total fees to MCG of $37,500 and expense reimbursement of $91 during the year ended December 31, 2012. At December 31, 2012, the Company owed MCG $12,500.

Director - For the year ended December 31, 2011, the Company incurred consulting fees of $2,000 for services performed by one of its independent directors, Mark Brennan. These fees were in addition to director fees.

Former Officers - Due to related parties includes amounts due to former officers of the Company. At December 31, 2012 and 2011, the remaining amount of due to related parties was $23,290, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Douglas D.G. Birnie	42	President, Chief Executive Officer, Secretary and Director
Robert D. McDougal	80	Chief Financial Officer, Treasurer and Director
David Z. Strickler, Jr.	47	Vice President of Finance and Administration
Mark H. Brennan	53	Director

Douglas D.G. Birnie. Mr. Birnie was appointed as our Chief Executive Officer, President and a member of our Board on June 29, 2007. Mr. Birnie was also appointed as our Secretary on March 30, 2007. Mr. Birnie was appointed as our President and Secretary, and as one of our directors pursuant to the terms of our assignment agreement with Nanominerals. Mr. Birnie graduated with a Bachelor of Commerce degree from the University of British Columbia in 1994. In 1995, Mr. Birnie was a founder of Columbus Group Communications Inc., a privately held internet solutions company. In 1998, Mr. Birnie received the Ernst and Young Entrepreneur of the Year award and the Business Development Bank of Canada Young Entrepreneur of the Year Award. During his tenure at Columbus Group, Mr. Birnie held the positions of CFO and COO until the company was acquired by TELUS Corp. in 2001. Mr. Birnie continued to work for TELUS Corp. as Director – Strategic Planning with the e.Solutions department until 2003.

Robert D. McDougal. Mr. McDougal was appointed as our Chief Financial Officer on March 30, 2007 and has served as a member of our Board since December 14, 2007. Mr. McDougal was also appointed as our Treasurer on January 23, 2008. Mr. McDougal was appointed as our Chief Financial Officer pursuant to the terms of our assignment agreement with Nanominerals. Mr. McDougal is a Certified Public Accountant. He began practicing public accounting in 1973 and established his own practice in 1981. The majority of his practice is focused on mining and mining related clients including public companies, private companies’ partnerships and individuals. Mr. McDougal was a Director and Officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001. Mr. McDougal was one of the founders of Millennium Mining Corporation, which was subsequently merged into Gold Summit Corporation, a publicly traded company. He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman. Prior to this time Mr. McDougal spent 20 years in the United States Air Force, retiring with the rank of Major. Mr. McDougal is currently a member of the Board of Directors of Searchlight Minerals Corp.

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

Mark H. Brennan. Mr. Brennan was appointed as a member of our Board on June 24, 2009. Mr. Brennan has served as the president of his own consulting firm, the Brennan Consulting Group, through which he has managed a number of long-term, multi-year management and operations consulting engagements in various business sectors. In addition to his ongoing management consulting practice, Mr. Brennan has also founded and operated a number of private companies beginning in the early 1990’s. Mr. Brennan is the founding chairman of the Vegas Valley Angels, a non-profit organization of accredited investors whose purpose is to search out, invest in, mentor and foster the development of new and developing companies located in the southwestern United States. Mr. Brennan is also an active member of the board of advisors for both the Nevada Center for Entrepreneurship and Technology (NCET) and the University of Nevada Las Vegas Center for Entrepreneurship. Mr. Brennan holds an MBA from the Harvard Business School and a MA in Management from National University. Early in Mr. Brennan’s career he served his country for eight years as a fighter pilot and instructor pilot with the United States Air Force after earning his BS degree from the United States Air Force Academy.

TERMS OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

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

Dr. Ager is an accomplished geophysical engineer with over forty years’ experience in the mining industry, combining an extensive academic background with international business development experience in the founding of several successful mining enterprises. Dr. Ager earned a PhD in Geophysics and a Master of Science (M.Sc) in Geophysics from the University of British Columbia. Dr. Ager attended California State University in Sacramento, California for his Bachelor of Arts in Math/Physics. He graduated with honors in 1968.

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

During our 2012 fiscal year, no Reporting Persons failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2012 2011	$225,000(1) $225,000(1)	$0 $0	$0 $0	$277,578(2) $104,478(2)	$0 $0	$0 $0	$22,500 $3,719	$525,078 $333,197
Robert D. McDougal, CFO, Treasurer, Director	2012 2011	$84,000 $84,000	$0 $0	$0 $0	$130,955(3) $33,792(3)	$0 $0	$0 $0	$0 $0	$214,955 $117,792
David Z. Strickler, Jr., Vice President of Finance and Administration	2012 2011	$150,000 $150,000	$0 $0	$0 $0	$119,640(4) $70,559(4)	$0 $0	$0 $0	$0 $0	$269,640 $220,559

Notes:
(1)	Represents consulting fees paid or accrued to a limited liability company, of which Mr. Birnie is the sole member, for services provided by Mr. Birnie as an executive officer and director of Ireland.

(2)

On April 23, 2012, Mr. Birnie was granted options to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.90 per share, expiring 5 years after the vesting date as described below. 200,000 options will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. A further 200,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. A further 200,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. The remaining 200,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. All 800,000 options will immediately vest and become exercisable upon a change in control of the Company.

On August 24, 2011, Mr. Birnie was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.75 per share, expiring 5 years after the vesting date as described below. 150,000 of the options will vest and become exercisable on the first date after the grant date that the closing price of our common stock exceeds $1.50/share for 20 consecutive trading days. A further 150,000 options will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Of the remaining 300,000 options, 50,000 options were vested upon granting, with an additional 50,000 options vesting on December 31, 2011. An additional 50,000 options will vest on each of June 30 and December 31 of 2012 and 2013, provided that Mr. Birnie continues to act as one of our executive officers through that period. All 600,000 options will immediately vest and become exercisable upon a change in control of the Company.

On August 22, 2012, 150,000 options granted to Mr. Birnie in 2010 vested and became exercisable, with an expiration date of August 22, 2017. The options are exercisable at a price of $0.53 per share and were to vest on the first date after the grant date that the closing price for our common stock exceeded $1.00 per share for 20 consecutive trading days. The first such 20 consecutive trading days occurred between July 26, 2012 through August 22, 2012.

Mr. Birnie is also a 1/8 owner in the DDB Syndicate. Mr. Birnie receives 1/8 of any payment made to the DDB Syndicate. On November 20, 2012, Ireland elected to exercise the purchase option on 147 association placer mining claims detailed in the mining lease with the DDB Syndicate dated November 30, 2007 (the “DDB Agreement”). The purchase price was $400,000 less the $220,000 in rental payments made from the Agreement’s inception. The difference of $180,000 was paid to the 8 members of the DDB Syndicate, of which Mr. Birnie received $22,500.

(3)

On April 23, 2012, Mr. McDougal was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.90 per share, expiring 5 years after the vesting date as described below. 100,000 options will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. A further 100,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. The remaining 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company.

On August 24, 2011, Mr. McDougal was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.75 per share, expiring 5 years after the vesting date as described below. 75,000 of the options will vest and become exercisable on the first date after the grant date that the closing price of our common stock exceeds $1.50/share for 20 consecutive trading days. A further 75,000 options will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Of the remaining 150,000 options, 25,000 options were vested upon granting, with an additional 25,000 options vesting on December 31, 2011. An additional 25,000 options will vest on each of June 30 and December 31 of 2012 and 2013, provided that Mr. McDougal continues to act as one of our executive officers through that period. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company.

(4)

On April 23, 2012, Mr. Strickler was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.90 per share, expiring 5 years after the vesting date as described below. 100,000 options will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. A further 100,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. The remaining 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company.

On August 24, 2011, Mr. Strickler was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.75 per share, expiring 5 years after the vesting date as described below. 75,000 of the options will vest and become exercisable on the first date after the grant date that the closing price of our common stock exceeds $1.50/share for 20 consecutive trading days. A further 75,000 options will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. Of the remaining 150,000 options, 25,000 options were vested upon granting, with an additional 25,000 options vesting on December 31, 2011. An additional 25,000 options will vest on each of June 30 and December 31 of 2012 and 2013, provided that Mr. Strickler continues to act as one of our executive officers through that period. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas D.G. Birnie CEO, President, Secretary & Director	1,100,000 25,000 25,000 75,000 50,000 50,000 32,315 28,209 150,000 71,588 -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- - -- 41,864 43,605 150,000 150,000 200,000 200,000 200,000 200,000	-- -- -- -- -- -- -- -- - -- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.75 $0.90 $0.90 $0.90 $0.90	Mar. 30, 2017
Jun. 29, 2015
Dec. 30, 2015
Mar. 30, 2016
Jun. 29, 2016
Dec. 30, 2016
Jun. 29, 2017
Jun. 30, 2017
Aug. 22, 2017
Dec. 30, 2017
Jun. 30, 2018
Dec. 30, 2018
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
Robert D. McDougal CFO, Treasurer & Director	500,000 16,667 16,667 50,000 41,667 41,667 25,000 16,667 50,000 41,665 -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- -- -- 25,000 25,000 75,000 75,000 100,000 100,000 100,000 100,000	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.75 $0.90 $0.90 $0.90 $0.90	Mar. 30, 2017
Jun. 29, 2015
Dec. 30, 2015
Mar. 30, 2016
Jun. 29, 2016
Dec. 30, 2016
Jun. 29, 2017
Jun. 30, 2017
Aug. 22, 2017
Dec. 30, 2017
Jun. 30, 2018
Dec. 30, 2018
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
David Z. Strickler, Jr., Vice President of Finance and Administration	25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 --	-- -- -- -- -- -- -- -- -- -- -- -- 25,000	-- -- -- -- -- -- -- -- -- -- -- -- --	$0.82 $0.82 $0.82 $0.82 $0.82 $0.75 $0.82 $0.82 $0.75 $0.82 $0.75 $0.75 $0.75	Mar. 30, 2015 Jun. 29, 2015 Sept. 29, 2015 Dec. 30, 2015 Mar. 30, 2016 Jun. 29, 2016 Jun. 29, 2016 Sept. 29, 2016 Dec. 30, 2016 Dec. 30, 2016 Jun. 29, 2017 Dec. 30, 2017 Jun. 30, 2018

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	-- -- -- -- -- -- --	25,000 75,000 75,000 100,000 100,000 100,000 100,000	-- -- -- -- -- -- --	$0.75 $0.75 $0.75 $0.90 $0.90 $0.90 $0.90	Dec. 30, 2018 *See Note (3) *See Note (3) *See Note (3) *See Note (3) *See Note (3) *See Note (3)

Notes:
(1)

150,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date after Aug. 24, 2011 that our shares trade at or above $1.50 per share for 20 consecutive trading days. 150,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

(2)

75,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date after Aug. 24, 2011 that our shares trade at or above $1.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

(3)

75,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date after Aug. 24, 2011 that our shares trade at or above $1.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

EXECUTIVE COMPENSATION CONTRACTS AND 2013 COMPENSATION ARRANGEMENTS

Our 2013 compensation packages for our executive officers are as follows:

Name	Position	Annual	Performance	Performance
		Salary	Bonus A1	Bonus B2
Douglas D.G. Birnie	Chief Executive Officer, President and Secretary	$250,000	$50,000	$50,000
Robert D. McDougal	Chief Financial Officer and Treasurer	$90,000	None	None
David Z. Strickler	Vice President of Finance and Administration	$175,000	$25,000	$25,000

Notes:
(1)	Payable upon the Company successfully completing 10 successful onsite gold extraction leach tests, the completion of which shall be reasonably determined by the Board.
(2)	Payable upon the closing price of the Company’s common stock (as quoted by the principal market or exchange on which those shares trade) exceeding $1.25 per share for 20 consecutive trading days.

In February 2013, our Board approved the grant of non-qualified stock purchase options to purchase up to 1,300,000 shares of our common stock under our 2007 Stock Incentive Plan at a price of $0.57 per share, vesting and expiring as follows:

Douglas D.G.	Robert D.
Birnie	McDougal	David Z.
		Strickler
Chief Executive	Chief Financial		Vesting Date	Expiration Date
Officer, President	Officer and	VP Finance and
and Secretary	Treasurer	Administration
75,000	37,500	50,000	March 31, 2013	March 31, 2018
75,000	37,500	50,000	June 30, 2013	June 30, 2018
75,000	37,500	50,000	September 30, 2013	September 30, 2018
75,000	37,500	50,000	December 31, 2013	December 31, 2018
150,000	75,000	100,000	The date that the Corporation successfully completes 10 successful onsite gold extraction leach tests, which date shall be reasonably determined by the Board.	The date that is the 5th year anniversary of the particular vesting date.
150,000	75,000	100,000	The first date after the Grant
Date that the closing price for
the Corporation’s common stock
(as quoted by the principal
market or exchange on which
such shares trade) exceeds
$1.25 per share for 20
			consecutive trading days.	The date that is the 5th year anniversary of the particular vesting date.
600,000	300,000	400,000	Total

Each of the options granted to Messrs. Birnie, McDougal and Strickler will automatically vest and become exercisable upon the occurrence of a change in control of the Company. We do not have any other change in control arrangements with our executive officers.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2012 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2012 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark H. Brennan	$36,000	$0	$140,313	$0	$0	$0	$176,313

Notes:
(1)	Since January 1, 2009, we have compensated our independent directors at a rate of $3,000 per month.

(2)

On April 23, 2012, Mr. Brennan was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.90 per share, expiring 5 years after the vesting dates as described below. 200,000 options have vested and have become exercisable in equal increments every six months from the date of grant. 100,000 options will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. A further 100,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. On April 8, 2011, we granted Mr. Brennan options to purchase 200,000 shares of our common stock at an exercise price of $0.36 per share. Each of these options has vested.

As of the end of our fiscal year ended December 31, 2012, Mr. Brennan had options to purchase up to 1,117,197 shares (2011 - 717,197 shares) of our common stock, 917,197 of which are vested and exercisable and these options have various exercise prices and expiration dates. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

2013 Grant of Options to Independent Director

Effective February 15, 2013, we granted to Mr. Brennan non-qualified stock options to purchase an aggregate of 300,000 shares of our common stock under our 2007 Stock Incentive Plan at an exercise price of $0.57 per share. The options vest, and expire, as follows:

Number of Options to Vest	Vesting Date	Expiration Date
75,000	March 31, 2013	March 31, 2018
75,000	June 30, 2013	June 30, 2018
75,000	September 30, 2013	September 30, 2018
75,000	December 31, 2013	December 31, 2018
300,000	Total

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))

			(c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	13,987,197(1)(3)	$0.51	12,821,734(2)

(1)	Includes options and warrants to purchase an aggregate of 4,900,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).
(3)	On February 15, 2013, we granted options for an additional 1,600,000 shares of our common stock under our 2007 Stock Incentive Plan with an exercise price of $0.57 per share.

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

The 2007 Plan is administered by our Board or by a committee of two or more directors appointed by our Board (the "Plan Administrator"). Subject to the provisions of the 2007 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. The 2007 Plan authorizes the grant of options that are intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986 or nonqualified stock options.

All of our employees and members of our Board are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options so long as they do not provide capital raising services or promote or maintain a market for our securities. Upon adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the 2007 Plan to any participant was 6,000,000 shares. The 2007 Plan contains an automatic adjustment provision where the number of shares authorized to be subjected to option grants increases on the first day of each quarter beginning with the fiscal quarter commencing July 1, 2007 by the lesser of the following amounts: (1) 15% of the total number of outstanding shares of the Company’s Common Stock, less any shares that were previously available under the 2007 Plan and any shares available under any other stock option plan that we may adopt; or (2) a lesser number of shares of Common Stock as may be determined by our Board, subject to certain adjustments to prevent dilution.

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

The 2007 Plan terminates on March 27, 2017 unless sooner terminated by action of our Board. If an award expires, terminates or is canceled, the shares of our Common Stock not purchased thereunder may again be made available for issuance under the 2007 Plan.

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2012 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

(a)	Options to purchase 100,000 shares of our common stock exercisable at a price of $1.75 per share, expiring on August 15, 2017.

(b)	Warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 17, 2012, which expiry date was extended to June 30, 2013.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 10, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	2,772,112(2) (direct and indirect)	1.9%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	2,037,500(3) (direct)	1.4%
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration	371,150(4) (direct)	*
Common Stock	Mark H. Brennan Director	1,227,197(5) (direct)	*
Common Stock	All Officers and Directors as a Group (4 persons)	6,407,959	4.3%
5% STOCKHOLDERS
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	40,150,000(6) (direct)	27.5%
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	42,550,000(6) (direct and indirect)	29.1%

Notes:
* Represents less than 1%.
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of April 10, 2013, there were 146,059,542 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consist of: (i) 890,000 shares directly held by him; (ii) 100,000 shares held indirectly through Dosa Consulting, LLC (“Dosa”), an entity controlled by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held directly by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held by Dosa; and (iv) 1,782,112 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60days. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Birnie. A description of the exercisable and unexercisable options held by Mr. Birnie as of our fiscal year ended December 31, 2012 is provided in Item 11 of this Annual Report on Form 10-K.

(3)

The shares listed as beneficially owned by Mr. McDougal consist of: (i) 1,200,000 shares directly held by Mr. McDougal; and (ii) 837,500 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60days. Mr. McDougal also owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. McDougal. A description of the exercisable and unexercisable options held by Mr. McDougal as of our fiscal year ended December 31, 2012 is provided in Item 11 of this Annual Report on Form 10-K.

(4)

The shares listed as beneficially owned by Mr. Strickler consist (i) 16,600 shares directly held by Mr. Strickler; (ii) 4,550 shares acquirable upon the exercise of warrants directly held by Mr. Strickler; and (iii) 350,0000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60days. Mr. Strickler also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Strickler. A description of the exercisable and unexercisable options held by Mr. Strickler as of our fiscal year ended December 31, 2012 is provided in Item 11 of this Annual Report on Form 10-K.

(5)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 165,000 shares directly held by Mr. Brennan; (ii) 70,000 shares acquirable upon the exercise of warrants directly held by Mr. Brennan; and (iii) 992,197 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60days. Mr. Brennan also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Brennan. A description of the exercisable and unexercisable options held by Mr. Brennan as of our fiscal year ended December 31, 2012 is provided in Item 11 of this Annual Report on Form 10-K.

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

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

DDB Claims

A limited liability company controlled by Douglas D.G. Birnie, our CEO, President and Secretary, and a member of our Board, is the owner of a 1/8 interest in the mining syndicate known as the DDB Syndicate. The former officers and directors of CBI, and an affiliate of one of those former officers and directors of CBI, collectively own a 3/8 interest in the DDB Syndicate. A 3/8 interest in the DDB Syndicate is collectively owned by affiliates of Nanominerals Corp. (“Nanominerals”). One of our former directors is the owner of the remaining 1/8 interest in the DDB Syndicate. Mr. Birnie is also the owner of a 3.5% interest in Nanominerals. Mr. Birnie, Nanominerals and Nanominerals’ affiliates acquired their respective interests in the DDB Syndicate and the DDB Claims prior to his and their involvement with the Company. Mr. Birnie acquired his interest in Nanominerals prior to their involvement with the Company.

On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. Between 2007 and 2011, we paid the DDB Syndicate $220,000 under the terms of the DDB Agreement. In November 2012, we exercised our option to acquire the DDB Claims and forwarded payment for $180,000, being the remaining amount for exercise of the option. As the owner of a 1/8 interest in the DDB Syndicate, Mr. Birnie is entitled to 1/8 of any amounts paid by us under the DDB Agreement. Under the terms of the DDB Agreement, we paid a total of $180,000 to the DDB Syndicate during the year ended December 31, 2012 (2011 - $30,000).

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is the owner of 40,150,000 shares, or 27.53%, of our common stock. Nanominerals acts as a consultant to us on technical exploration and financial matters. In addition, Nanominerals has provided dedicated use of its laboratory, instrumentation, milling and research equipment and facilities. Nanominerals invoices us for services provided plus expenses incurred in connection with providing those services.

	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011
Consulting Fees	$420,000	$420,000
Reimbursement of Expenses	62,362	101,478
Purchases of Equipment	50,000	22,500
Advance on Purchase of Equipment	0	195,000
	$532,362	$738,978

Purchased equipment was for multiple 40’ storage containers and the advance on equipment purchases was for circuit equipment as well as lab equipment. A purchase price of $235,830 for the equipment was agreed to on March 9, 2012.

As of the year ended December 31, 2012, we had an outstanding balance due to Nanominerals of $36,151 (2011 - $42,181).

Mr. Birnie is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company. Affiliates of Nanominerals are also the owners of a 3/8 interest in the DDB Syndicate, which owns the DDB Claims as described above.

In addition to the amounts paid to Nanominerals, we incurred fees of $37,500 to Ian McNeil during the year ended December 31, 2012 for executive and director search services. Mr. McNeil is the son-in-law of Charles Ager, the principal of Nanominerals, and is also the owner of a 3.5% interest in Nanominerals. At December 31, 2012, we owed Mr. McNeil $12,500 in respect of the services provided to us. No amounts were paid or owed to Mr. McNeil in fiscal 2011,

DOSA Consulting, LLC

DOSA is a consulting firm owned by our CEO. DOSA provides us with the use of its employees and office space. The total fees paid to DOSA for these services were $36,762 for the year ended December 31, 2012 (2011 – no amounts were paid or owed). Services provided by Nanominerals are also at times coordinated for us by DOSA. No management fees are billed to us for these services. The total fees billed by DOSA for Nanominerals’ services were $361,904 for the year ended December 31, 2012 (2011 – no amounts were paid or owed). At December 31, 2012, we owed DOSA $36,151 for services provided by Nanominerals (2011 – no amounts were paid or owed). The CEO’s salary and reimbursable expenses are also paid to DOSA.

We had a lease agreement for mining claims with DDB Syndicate and our CEO is the indirect owner of a 1/8 interest in the DDB Syndicate. The mining lease agreement provided us with an option to purchase the DDB Claims and on November 20, 2012, and we exercised that option. The net option payment paid to DOSA was $22,469.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 5605(a)(2). In applying this definition, we have determined that Mark H. Brennan is an independent director. Neither Douglas D.G. Birnie nor Robert D. McDougal qualifies as an independent member of our Board.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$42,961	$38,885
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$42,961	$38,885

Our audit committee annually reviews the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)

Exhibit
Number	Description of Exhibit
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
23.1	Consent of Brown Armstrong Accountancy Corporation.
23.2	Consent of AuRIC Metallurgical Laboratories, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(16)
99.2	Red Mountain Project Claims Summary.(16)
101.INS	XBRL Instance Document.(14)
101.SCH	XBRL Taxonomy Extension Schema.(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(14)

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	April 15, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 15, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director (Principal Executive Officer)

Date:	April 15, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director (Principal Financial Officer and Principal Accounting
Officer)

Date:	April 15, 2013	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director