Form 10-Q
period 2013-03-31
IRELAND INC.
filed 2013-05-10
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
[X]Yes[ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X]Yes[ ] No

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
[ ] Yes[X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 8, 2013, the Registrant had 146,059,542 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$4,427,816	$5,636,638
Other receivables	2,552	10,523
Prepaid expenses	233,554	335,485

Total current assets	4,663,922	5,982,646

Property and equipment, net	2,779,983	2,963,625
Mineral properties	32,128,133	32,128,133
Restricted investments held for reclamation bonds	1,184,614	1,186,681
Reclamation bonds	40,000	40,000
Deposits	2,200	2,200

Total non-current assets	36,134,930	36,320,639

Total assets	$40,798,852	$42,303,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$129,395	$97,568
Accounts payable - related party	45,802	48,651
Accrued payroll and related taxes	76,606	67,166
Due to related party	23,290	23,290

Total current liabilities	275,093	236,675

Long-term liabilities
Accrued reclamation and remediation costs	672,338	672,338
Deferred income taxes	22,768	616,695

Total long-term liabilities	695,106	1,289,033

Total liabilities	970,199	1,525,708

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,059,542 shares, issued and outstanding	146,058	146,058
Additional paid-in capital	63,423,839	63,269,641
Accumulated other comprehensive income	18,928	20,356
Accumulated deficit during exploration stage	(23,760,172)	(22,658,478)

Total stockholders' equity	39,828,653	40,777,577

Total liabilities and stockholders' equity	$40,798,852	$42,303,285

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	730,818	537,230	15,356,574
Mineral exploration and evaluation expenses - related party	112,106	120,459	3,699,065
General and administrative	582,866	371,719	11,650,423
General and administrative - related party	19,125	-	116,544
Loss on asset disposition		-	12,165
Depreciation	232,652	209,585	2,574,866
Mineral and property holding costs	24,000	23,750	667,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	1,701,567	1,262,743	34,386,137

Loss from operations	(1,701,567)	(1,262,743)	(34,386,137)

Other income (expense)
Interest income	8,154	5,672	387,102
Interest expense	(1,439)	(319)	(9,755)
	`
Total other income (expense)	6,715	5,353	377,347

Loss before income taxes	(1,694,852)	(1,257,390)	(34,008,790)

Income tax benefit	593,158	437,983	10,248,618

Net loss	$(1,101,694)	$(819,407)	$(23,760,172)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	146,059,542	130,719,674

Consolidated Statements of Comprehensive
Loss

Net loss	$(1,101,694)	$(819,407)	$(23,760,172)

Other comprehensive (loss) income
Unrealized (loss) income on investments, net of deferred tax	(1,428)	(4,641)	18,928

Total comprehensive loss	$(1,103,122)	$(824,048)	$(23,741,244)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity
Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$25,173	$(18,485,711)	$33,899,968
Stock-based compensation	-	-	24,414	-	-	24,414
Sale of shares for cash, net	9,560,000	9,560	4,728,174	-	-	4,737,734
Unrealized loss on investments, net of $2,498 deferred tax	-	-	-	(4,641)	-	(4,641)
Net loss, March 31, 2012	-	-	-	-	(819,407)	(819,407)
Balance, March 31, 2012	137,012,641	$137,012	$56,985,642	$20,532	$(19,305,118)	$37,838,068
Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577
Stock-based compensation	-	-	154,198	-	-	154,198
Unrealized loss on investments, net of $769 deferred tax	-	-	-	(1,428)	-	(1,428)
Net loss, March 31, 2013	-	-	-	-	(1,101,694)	(1,101,694)
Balance, March 31, 2013	146,059,542	$146,058	$63,423,839	$18,928	$(23,760,172)	$39,828,653

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,101,694)	$(819,407)	$(23,760,172)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	232,652	209,585	2,574,866
Loss on asset disposal	-	-	12,165
Write-off of mineral rights	-	-	14,000
Stock-based expenses	154,198	24,414	5,114,407
Deferred income taxes	(593,158)	(437,983)	(10,248,618)

Changes in operating assets and liabilities:
Other receivables	7,971	3,930	(2,552)
Prepaid expenses and deposits	101,931	33,055	(628,627)
Reclamation bonds and other deposits	-	-	(10,940)
Accounts payable and accrued liabilities	38,418	56,122	148,201
Accrued reclamation and remediation costs	-	-	672,338

Net cash used in operating activities	(1,159,682)	(930,284)	(26,114,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(49,010)	(143,321)	(4,996,168)
Purchase of mineral claims	-	-	(180,080)
Purchase of restricted investments held for reclamation bonds	(130)	(131)	(1,155,495)

Net cash used in investing activities	(49,140)	(143,452)	(6,331,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	4,780,000	37,866,205
Stock issuance costs	-	(42,266)	(1,000,004)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	-	4,737,734	36,874,491

NET CHANGE IN CASH	(1,208,822)	3,663,998	4,427,816

CASH AT BEGINNING OF PERIOD	5,636,638	521,660	-

CASH AT END OF PERIOD	$4,427,816	$4,185,658	$4,427,816

SUPPLEMENTAL INFORMATION

Interest paid	$1,439	$319	$9,755

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $23,741,244 as of March 31, 2013. This amount is comprised of net loss from operations of $23,760,172 and other comprehensive income of $18,928. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. At March 31, 2013 and 2012, 59,432,996 and 51,806,154 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The Company adopted this ASU in the first quarter of 2013. Adoption had no impact on the Company’s financial condition, results of operation, or cash flows.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(11,079)	$9,775	$20,854	$(10,334)	$10,520
Computers and equipment	18,072	(10,971)	7,101	15,171	(10,129)	5,042
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,595,942)	1,329,789	2,925,731	(1,459,137)	1,466,594
Site equipment	1,782,311	(734,340)	1,047,971	1,736,202	(653,759)	1,082,443
Vehicles	23,595	(22,415)	1,180	23,595	(21,236)	2,359
Building	500,000	(145,833)	354,167	500,000	(133,333)	366,667

	$5,300,563	$(2,520,580)	$2,779,983	$5,251,553	$(2,287,928)	$2,963,625

Depreciation expense was $232,652 and $209,585 for quarters ended March 31, 2013 and 2012, respectively.

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

Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. Each share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $2.39 per share which expired on February 20, 2013.

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

DDB Claims - The Company, through its subsidiary CMI, had a lease agreement for mining claims with DDB Syndicate. Douglas D.G. Birnie, the Company’s CEO, is the indirect owner of a 1/8 interest in the DDB Syndicate, as is Lawrence E. Chizmar, a former member of our Board of Directors and a former director of CBI. The remaining members of the DDB Syndicate are made up of former officers and directors, and relatives of former officers and directors, of CBI, and affiliates of NMC. The DDB Claims were located in 2007, prior to Mr. Birnie’s, NMC’s, or Mr. Chizmar’s involvement with our Company.

The mining lease agreement provided the Company with an option to purchase the DDB Claims by paying a purchase price of $400,000, less any rental payments made prior to exercising the option, or paying the DDB Syndicate $10, plus the grant of a 2% royalty of net smelter returns on the DDB Claims. During the lease period, the Company paid $220,000 in lease payments. On November 20, 2012, the Company exercised their option to purchase the DDB Claims by paying the adjusted purchase price of $180,000 plus fees of $80. The total purchase price of $180,080 was included in mineral properties.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At March 31, 2013 and December 31, 2012, cash bonding amounted to $40,000, respectively. At March 31, 2013 and December 31, 2012, restricted investments amounted to $1,184,614 and $1,186,681 respectively, and exceeded bonding requirements by $34,614 and $36,681, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2013
US Treasury Notes	$879,553	$29,120	$-	$908,673
Certificates of deposit	275,941	-	-	275,941

Total available-for-sale securities	$1,155,494	$29,120	$-	$1,184,614

December 31, 2012
US Treasury Notes	$879,553	$31,317	$-	$910,870
Certificates of deposit	275,811	-	-	275,811

Total available-for-sale securities	$1,155,364	$31,317	$-	$1,186,681

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive (loss) income net of deferred taxes. Unrealized losses were $2,197 and $7,139 for the quarters ended March 31, 2013 and 2012, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2013, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities – Accrued reclamation and remediation costs relate to the Columbus Project and amounted to $672,338 and $672,338 as of March 31, 2013 and December 31, 2012, respectively.

4.	STOCKHOLDERS’ EQUITY

Issuance of common stock - During the quarter ended March 31, 2013, the Company did not issue any common stock.

Issuance of common stock - During the quarter ended March 31, 2012, the Company issued common stock as follows:

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

Private Placement Warrants - A summary of investor warrant activity for the quarter ended March 31, 2013 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2012	49,065,858	$0.75 - 2.39	1.47
Granted	-	-	-
Forfeited/expired	(5,220,059)	2.39	-

Outstanding and exercisable, March 31, 2013	43,845,799	$0.75 – 0.95	1.38

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2013, the Company had granted 11,741,916 options under the Plan, of which, 10,787,197 were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At March 31, 2013, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted for the quarter ended March 31, 2013. No grants were awarded for the quarter ended March 31, 2012.

2013

Dividend yield	-
Expected volatility	75.96% - 78.77%
Risk-free interest rate	0.87% - 2.01%
Expected life (years)	4.25 – 6.84

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

During the quarter ended March 31, 2013, the Company stock based awards as follows:

a)

On February 15, 2013, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 325,000 shares of common stock at an exercise price of $0.57 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service period was determined to be ten months from the grant date. The Company reviewed and confirmed these determinations at March 31, 2013.

b)

On February 15, 2013, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 325,000 shares of common stock at an exercise price of $0.57 per option. The options vest upon the Company’s stock price achieving defined targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

c)

On February 15, 2013, the Company granted non-qualified stock options to the Company’s independent director and certain executive officers under the Plan for an aggregate of 950,000 shares of common stock at an exercise price of $0.57 per option. The options vest 25% each on March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. The options expire on the fifth anniversary of the date that they vest. The options will automatically vest and become exercisable upon the occurrence of a change in control.

During the quarter ended March 31, 2012, the Company did not grant any stock based compensation.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK-BASED COMPENSATION (continued)

The total expense for the quarters ended March 31, 2013 and 2012 related to the granting, vesting and modification of all stock-based compensation awards was $154,198 and $24,414, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the quarter ended March 31, 2013:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2012	13,987,197	$0.37	$0.60	3.58
Options/warrants granted	1,600,000	0.22	0.57	7.21
Options/warrants exercised	-	-	-	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, March 31, 2013	15,587,197	$0.36	$0.60	3.73	$1,076,000

Exercisable, March 31, 2013	11,624,697	$0.36	$0.55	2.50	$1,076,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the quarter ended March 31, 2013:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2012	2,600,000	$0.39
Granted	1,600,000	0.22
Vested	(237,500)	(0.24)
Forfeited	-	-

Unvested, March 31, 2013	3,962,500	$0.33

For the quarters ended March 31, 2013 and 2012, the total fair value of shares vested was $57,000 and $11,642, respectively. As of March 31, 2013, there was $709,895 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.81 years as of March 31, 2013.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the quarter ended March 31, 2013, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2012	63,053,055	$0.89	1.94
Options/warrants granted	1,600,000	0.57	7.21
Options/warrants cancelled	-	-	-
Options/warrants expired	(5,220,059)	2.39	-

Balance, March 31, 2013	59,432,996	$0.75	2.00

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carryforward	$8,815,119	$8,327,426
Option compensation	1,684,109	1,630,140
Property, plant & equipment	477,271	423,904
Exploration costs	568,848	570,719
Reclamation and remediation costs	235,318	235,318

Gross deferred income tax assets	11,780,665	11,187,507
Less: valuation allowance	(726,050)	(726,050)

Net deferred income tax assets	11,054,615	10,461,457

Deferred income tax liabilities:

Unrealized gains on investments	(10,192)	(10,961)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$(22,768)	$(616,695)

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation and remediation costs due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2013 and December 31, 2012, respectively.

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

A reconciliation of the tax benefit for the quarters ended March 31, 2013 and 2012 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31,	March 31,
	2013	2012
Income tax benefit based on statutory tax rate	$593,198	$440,087
Reconciling items:
Non-deductible items	(40)	(2,104)
Income tax benefit	$593,158	$437,983

The Company had cumulative net operating losses of approximately $25,186,056 as of March 31, 2013 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

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

Lease obligations – The Company rents office space in Henderson, Nevada on month-to-month terms. Rental expense for office space was $18,750 and $13,800 for the quarters ended March 31, 2013 and 2012, respectively. During the quarter ended March 31, 2013, $4,125 of rent expense was paid to DOSA Consulting, LLC which is a consulting firm owned by the Company’s CEO.

The Company has signed a lease agreement for office space. The four year lease requires monthly payments of $3,999 increasing 4% annually. The lease also requires monthly payment of approximately $748 for operating expenses. The lease commencement date has not yet been determined as the building is still under construction. As of March 31, 2013, a $14,104 deposit was paid and included in prepaid expenses.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2013 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of March 31, 2013, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of March 31, 2013, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. Subsequent to March 31, 2013, the Company’s was not in compliance with certain registration requirements for a two day period resulting in a penalty of $3,855 and total cumulative penalties of $5,757.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2013, the Company had $3,504,828 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows for the quarters ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Net Loss	$(1,101,694)	$(819,407)
Other Comprehensive Loss, net of tax:
Unrealized loss on investments	(1,428)	(4,641)
Comprehensive Loss	$(1,103,122)	$(824,048)

The tax effects of each component of comprehensive loss for the quarters ended March 31, 2013 and 2012 were as follows:

	March 31, 2013	March 31, 2012
Unrealized holding losses	$(2,197)	$(7,139)
Income tax benefit	769	2,498
Total unrealized loss, net of tax	$(1,428)	$(4,641)

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS

DOSA Consulting, LLC (“DOSA”) – DOSA is a consulting firm owned by the Company’s CEO. DOSA provided the Company with use of its employees and office space. The total fees paid to DOSA for these services were $4,125 for the quarter ended March 31, 2013. Services provided by NMC are also at times coordinated for the Company by DOSA. No management fees are billed to the Company for these services. The total fees billed to the Company by DOSA for NMC’s services and reimbursements were $137,106 for the quarter ended March 31, 2013. At March 31, 2013, the Company owed DOSA $38,302 on behalf of NMC. The CEO’s salary and reimbursable expenses are also paid to DOSA. No consulting fees were incurred from DOSA for the quarter ended March 31, 2012.

NMC - Pursuant to option assignment agreements related to both the Columbus and Red Mountain projects, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 29% of the Company’s outstanding common stock. The Columbus Project and the Red Mountain Project are further discussed in Note 3.

The Company utilizes the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project and the Red Mountain Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the quarter ended March 31, 2013, the Company incurred total fees and reimbursement of expenses to NMC of $105,000 and $7,106, respectively. Additionally, an equipment purchase of $25,000 was reimbursed by the Company to NMC. The total amount of fees and reimbursements amounted to $137,106 and was invoiced by DOSA on behalf of NMC. At March 31, 2013, the Company owed DOSA $38,302 for services provided by NMC.

For the quarter ended March 31, 2012, the Company incurred total fees and reimbursements of expenses to NMC of $105,000 and $15,459, respectively. Additionally, the Company paid NMC an additional $50,000 deposit on equipment purchases. At March 31, 2012, the total deposit on equipment purchases was $245,000. At March 31, 2012, the Company had an outstanding balance due to NMC $39,610.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. MGC provides the Company with management advisory services. The Company incurred total fees to MCG of $15,000 during the quarter ended March 31, 2013. At March 31, 2013, the Company owed MCG $7,500. No consulting fees were incurred from MGC for the quarter ended March 31, 2012.

Former Officers - Due to related parties includes amounts due to former officers of the Company. At March 31, 2013 and 2012, the remaining amount of due to related parties was $23,290, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION RESULTS OF OPERATIONS. AND ANALYSIS OF FINANCIAL CONDITION AND

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 50,538 acres of placer mineral claims, including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. In addition, we own 80 acres of land in the southeast quadrant of the project. Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

In addition to the Columbus Project, we own the right to acquire a prospective gold, silver and tungsten property located in San Bernardino County, California, that we call the “Red Mountain Project.”

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2013.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal year ended December 31, 2012:

2013 Executive Officer and Independent Director Compensation

On February 15, 2013, we amended the compensation packages for our executive officers. Retroactive to January 1, 2013, our executive officers will be entitled to cash compensation as follows:

Name	Position	Annual	Performance	Performance
		Salary	Bonus A1	Bonus B2
Douglas D.G. Birnie	Chief Executive Officer, President and Secretary	$250,000	$50,000	$50,000
Robert D. McDougal	Chief Financial Officer and Treasurer	$90,000	None	None
David Z. Strickler	Vice President of Finance and Administration	$175,000	$25,000	$25,000

1.	Payable upon us completing 10 successful onsite gold extraction leach tests, the completion of which shall be reasonably determined by the Board.
2.	Payable upon the closing price of our common stock (as quoted by the principal market or exchange on which those shares trade) exceeding $1.25 per share for 20 consecutive trading days.

We also approved on February 15, 2013 the grant of non-qualified stock purchase options to purchase up to 1,300,000 shares of our common stock under our 2007 Stock Incentive Plan at a price of $0.57 per share, vesting and expiring as follows:

Douglas D.G. Birnie Chief Executive Officer, President and Secretary	Robert D. McDougal Chief Financial Officer and Treasurer	David Z. Strickler VP Finance and Administration	Vesting Date	Expiration Date
75,000 75,000 75,000 75,000	37,500 37,500 37,500 37,500	50,000 50,000 50,000 50,000	March 31, 2013 June 30, 2013 September 30, 2013 December 31, 2013	March 31, 2018 June 30, 2018 September 30, 2018 December 31, 2018
150,000	75,000	100,000	The date that we complete 10 successful onsite gold extraction leach tests, which date shall be reasonably determined by the Board.	The date that is the 5th year anniversary of the particular vesting date.
150,000	75,000	100,000

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

In addition, we increased the cash compensation payable to our independent directors to $4,000 per month, and granted to Mark H. Brennan, our sole independent director at the time, non-qualified stock options to purchase an aggregate of 300,000 shares of our common stock under our 2007 Stock Incentive Plan at an exercise price of $0.57 per share, vesting and expiring as follows:

Number of Options to Vest	Vesting Date	Expiration Date
75,000	March 31, 2013	March 31, 2018
75,000	June 30, 2013	June 30, 2018
75,000	September 30, 2013	September 30, 2018
75,000	December 31, 2013	December 31, 2018
300,000	Total

Appointment of New Director

On April 16, 2013, our Board of Directors unanimously resolved to increase the number of our directors from three (3) directors to four (4) directors, and unanimously resolved to appoint Steven A. Klein to our Board to fill the vacancy created by the increase in the number of directors.

Mr. Klein was not appointed pursuant to any agreement, arrangement or other understanding between the Company and Mr. Klein or any other person. Mr. Klein will act on our audit committee.

Upon his appointment, we granted to Mr. Klein non-qualified stock options to purchase an aggregate of 225,000 shares of our common stock under our 2007 Stock Incentive Plan at an exercise price of $0.41 per share, vesting and expiring as follows:

Number of Options to Vest	Vesting Date	Expiration Date
75,000	June 30, 2013	June 30, 2018
75,000	September 30, 2013	September 30, 2018
75,000	December 31, 2013	December 31, 2018
225,000	Total

In addition, as an independent member of our Board of Directors, Mr. Klein will be entitled to cash compensation in the amount of $4,000 per month.

Staking of Additional Unpatented Placer Mining Claims

On March 6, 2013, we staked an additional 1,600 acres at the Columbus Project to increase the project’s size to 50,538 acres. The additional acreage, staked as 20 unpatented placer mining claims, is located at the south end of the Columbus Project’s area and represents infill acreage that was previously claimed and subsequently dropped by unrelated third parties. We have 90 days from the stake date to pay the claim fees and anticipate doing so before June 6, 2013.

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

To date, 34 holes have been drilled in the 0.67 square mile (429 acres) North Sand Zone, and three holes in the 0.48 square mile (307 acres) South Sand Zone. Drilling has been completed to depths ranging from 165 feet to 400 feet in both sand zones. We have yet to drill through either sand zone with any of our drilling to date.

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

During 2012, we successfully installed all of the gravity concentration equipment and determined the operating parameters for the concentration components of the onsite precious metals extraction circuit. In Q4 2012, we successfully installed equipment for the leaching and metal components of the onsite extraction circuit. In Q1 2013, we upgraded the on-site water supply to improve compatibility with thiosulphate leaching and completed an upgrade to the on-site gravity concentration circuit to improve efficiency and reduce potential abrasive wear.

Current mining and recovery methodology efforts are focused on transferring the operating parameters developed for the leaching and precious metals recovery components of the extraction circuit from AuRIC Metallurgical Laboratories’ facilities in Salt Lake City, UT to the Columbus Project’s onsite facilities. As part of this process, we are processing material extracted from the Columbus Project, to produce and leach concentrates at the pilot plant in approximately one ton batches (five tons of head material), followed by filtration, resin extraction and metal production. In addition, during this period, we expect to continue to upgrade the precious metals extraction equipment for the pilot plant as necessary to improve operating efficiencies and circuit capacity. Once batch extraction rates have been established to our satisfaction, we intend to begin the phase in of operating the pilot plant circuit on a continuous basis, with a target of processing up to 20 tons of head material per day.

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

We anticipate spending approximately $4,827,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending March 31, 2014.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not currently active. We have set a budget of $196,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending March 31, 2014. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our consolidated financial statements for the period ended March 31, 2013 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Cash	$4,427,816	$5,636,638

Current liabilities	$275,093	$236,675
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$39,828,653	$40,777,577

During the three months ended March 31, 2013, our liquidity position was affected by the following:

  Continued exploration stage losses of $1,101,694 for the quarter ended March 31, 2013.
  Significant non-cash expenses through this period included depreciation of $232,652 and the vesting of share based compensation of $154,198.
  Significant non-cash income included the income tax benefit of $593,158.
  Purchases of new equipment in the amount of $49,010.
  Increase in current liabilities due to professional fees incurred in the 1st quarter related to the filing of a registration statement under the Securities Act of 1933 for the resale of securities issued in our November 2012 private placement, the annual audit of the 2012 fiscal year, and filing of our Form 10-K for fiscal 2012 that were subsequently paid in April 2013.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending March 31, 2014:

Columbus Project
• Property Payments	$ 387,000
• Drilling Program and Mineralization Estimates	2,553,000
• Pilot Plant / Project Feasibility	1,887,000
Total for Columbus Project	$ 4,827,000

Red Mountain Project
• Property Acquisition and Maintenance Costs	$ 196,000
Total for Red Mountain Project	$ 196,000

General and Administration
Total for General and Administration	$ 2,202,000
Total Expected Expenses	$ 7,225,000
Total Expected Capital Expenditures	$ 200,000
Total Expected Cash Expenditures	$ 7,425,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2014 will be approximately $7,425,000. As of April 1, 2013, we had cash reserves in the amount of approximately $4,400,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending March 31, 2014. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to October 31, 2013. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

Operating Expenses

Mineral exploration and evaluation expenses increased by 36% to $730,818 during the quarter ended March 31, 2013 from $537,230 during the quarter ended March 31, 2012. The increase was due to many of the activity costs being capitalized in Q1 2012 as the circuit was being upgraded. Those costs were expensed in Q1 2013.

Mineral exploration and evaluation expenses – related party decreased by 7% to $112,106 for the quarter ended March 31, 2013 from $120,459 during the quarter ended March 31, 2012. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder. The decrease is due to a reduction in the reimbursable expenses during Q1 2103 compared with Q1 2012.

General and administrative expenses increased 57% to $582,866 during the quarter ended March 31, 2013 from $371,719 during the quarter ended March 31, 2012. General and administrative expenses increased primarily as a result of additional vesting expenses for the Q2 2012 and Q1 2013 stock option grants as well as increases in accounting, auditing, and legal expenses related to the filing of our S-1 and responding to SEC comments on our 2011 form 10-K.

General and administrative expenses – related party increased to $19,125 during the quarter ended March 31, 2013 from $0 during the quarter ended March 31, 2012. The increase was due primarily to management advisory services paid to the McNeil Consulting Group, a consulting firm owned by an affiliate of Nanominerals Corp.

Other Income and Expenses

Total other income and expenses increased by 25% to $6,715 during the quarter ended March 31, 2013 from $5,353 during the quarter ended March 31, 2012. The increase was a result of a portion of the proceeds from the most recent private placement being deposited into interest bearing accounts.

Income Tax Benefit

Income tax benefit increased by 35.4% to $593,158 during the quarter ended March 31, 2013 from $437,983 during the quarter ended March 31, 2012. The increase was primarily a result of an increase in the net loss during the period.

Net Loss

The aforementioned factors resulted in a net loss of $1,101,694, or $0.01 per common share, for the quarter ended March 31, 2013, as compared with a net loss of $819,407, or $0.01 per common share, for the quarter ended March 31, 2012.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. We adopted this ASU in the first quarter of 2013. Adoption had no impact on our financial condition, results of operation, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2013, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, have concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty and that breakdowns can occur because of simple error or mistake.

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $7,425,000 during the twelve months ending March 31, 2014 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until October 31, 2013. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

There has been an increase in claim maintenance fees related to association placer claims. Previously, we paid $140 per year per placer claim. Claims can be up to 160 acres in size each. The new regulations require placer claimants to pay a fee of $140 for each twenty acres of a placer claim.

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

To ensure the reliability of our results, we have instituted rigorous QA/QC protocols, including blind random sampling, and the inclusion of blanks, standards and duplicates. To further ensure reliability, we measure only the actual amount of gold and silver physically extracted from our test samples when reporting assay results. We also have extracted gold and silver from large samples (+/- 200-3000 lbs.) by thiosulphate leaching, with the extraction results being comparable to caustic fusion assay results on the same samples, thereby confirming the reliability of the caustic fusion process. However, because caustic fusion is not commonly used and understood for gold and silver assaying, and because gold and silver in the sands and clays at Columbus cannot be confirmed by metal-in-hand extraction using fire assay or aqua regia digestion, we may encounter some resistance to our analytical methods and assay results, which could negatively impact our business, our ability to obtain additional financing, and our stock price.

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

Our shares are currently traded on the over the counter market, with quotations entered for our common stock on the OTCQB under the symbol “IRLD.” However, the volume of trading in our common stock is currently limited. As a result, holders of our common stock may have difficulty selling their shares.

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

Pursuant to the provisions of the Nevada Revised Statutes (the “NRS”), directors are to be elected at the annual meeting of the stockholders. Pursuant to the NRS and our bylaws, our board of directors is granted the authority to fix the date, time and place for annual stockholder meetings. We expect to hold an annual stockholder meeting in 2013, however no date, time or place has yet been fixed by our board for the holding of an annual stockholder meeting. Pursuant to the NRS and our bylaws, each of our directors holds office after the expiration of his term until a successor is elected and qualified, or until the director resigns or is removed. Under the provisions of the NRS, if an election of our directors has not been made by our stockholders within 18 months of the last such election, then an application may be made to the Nevada district court by stockholders holding a minimum of 15% of our outstanding stockholder voting power for an order for the election of directors in the manner provided in the NRS.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95-1 to this report on Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(17)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(17)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(17)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(17)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(18)
23.1	Consent of AuRIC Metallurgical Laboratories, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document.(14)
101.SCH	XBRL Taxonomy Extension Schema.(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(14)

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(18)	Filed as an exhibit to our Post-Effective Amendment No.1 on Form S-1/A filed April 19, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 9, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 9, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)