Form 10-Q
period 2013-06-30
IRELAND INC.
filed 2013-08-08
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
As of August 7, 2013, the Registrant had 146,159,542 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$3,199,886	$5,636,638
Other receivables	6,380	10,523
Prepaid expenses	139,780	335,485

Total current assets	3,346,046	5,982,646

Property and equipment, net	2,599,916	2,963,625
Mineral properties	32,128,133	32,128,133
Restricted investments held for reclamation bonds	1,179,941	1,186,681
Reclamation bonds	39,719	40,000
Deposits	2,200	2,200

Total non-current assets	35,949,909	36,320,639

Total assets	$39,295,955	$42,303,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,531	$97,568
Accounts payable - related party	13,707	48,651
Accrued payroll and related taxes	75,296	67,166
Due to related party	23,290	23,290

Total current liabilities	170,824	236,675

Long-term liabilities
Accrued reclamation and remediation costs	672,338	672,338
Deferred income taxes	-	616,695

Total long-term liabilities	672,338	1,289,033

Total liabilities	843,162	1,525,708

Commitments and contingencies - Note 8	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,059,542 and 146,059,542 shares, respectively, issued and outstanding	146,058	146,058
Additional paid-in capital	63,731,461	63,269,641
Accumulated other comprehensive income	15,627	20,356
Accumulated deficit during exploration stage	(25,440,353)	(22,658,478)

Total stockholders' equity	38,452,793	40,777,577

Total liabilities and stockholders' equity	$39,295,955	$42,303,285

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the Three Months Ended		For the Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	652,333	640,061	1,383,151	1,177,290	16,008,907
Mineral exploration and evaluation expenses - related party	110,656	112,378	222,762	232,837	3,809,721
General and administrative	667,304	609,042	1,250,170	980,761	12,317,727
General and administrative - related party	19,125	-	38,250	-	135,669
Depreciation	234,375	227,787	467,028	437,372	2,809,242
Loss on asset disposal	-	-	-	-	12,165
Mineral and property holding costs	24,000	23,750	48,000	47,500	691,500
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,707,793	1,613,018	3,409,361	2,875,760	36,093,931

Loss from operations	(1,707,793)	(1,613,018)	(3,409,361)	(2,875,760)	(36,093,931)

Other income (expense)
Interest income	7,366	7,732	15,520	13,404	394,468
Interest expense	(743)	(344)	(2,182)	(664)	(10,498)

Total other income (expense)	6,623	7,388	13,338	12,740	383,970

Loss before income taxes	(1,701,170)	(1,605,630)	(3,396,023)	(2,863,020)	(35,709,961)

Income tax benefit	20,990	546,448	614,148	984,431	10,269,608

Net loss	$(1,680,180)	$(1,059,182)	$(2,781,875)	$(1,878,589)	$(25,440,353)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	146,059,542	137,012,641	146,059,542	133,866,157

Consolidated Statements of Comprehensive Loss

Net loss	$(1,680,180)	$(1,059,182)	$(2,781,875)	$(1,878,589)	$(25,440,353)

Other comprehensive (loss) income
Unrealized (loss) income on investments, net of deferred tax	(3,301)	1,583	(4,729)	(3,057)	15,627

Total comprehensive loss	$(1,683,481)	$(1,057,599)	$(2,786,604)	$(1,881,646)	$(25,424,726)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity
Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$25,173	$(18,485,711)	$33,899,968
Stock-based compensation	-	-	311,879	-	-	311,879
Sale of shares for cash, net	9,560,000	9,560	4,728,174	-	-	4,737,734
Unrealized loss on investments, net of $1,648 deferred tax	-	-	-	(3,057)	-	(3,057)
Net loss, June 30, 2012	-	-	-	-	(1,878,589)	(1,878,589)
Balance, June 30, 2012	137,012,641	$137,012	$57,273,107	$22,116	$(20,364,300)	$37,067,935
Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577
Stock-based compensation	-	-	377,895	-	-	377,895
Warrant modification	-	-	83,925	-	-	83,925
Unrealized loss on investments, net of $2,547 deferred tax	-	-	-	(4,729)	-	(4,729)
Net loss, June 30, 2013	-	-	-	-	(2,781,875)	(2,781,875)
Balance, June 30, 2013	146,059,542	$146,058	$63,731,461	$15,627	$(25,440,353)	$38,452,793

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,781,875)	$(1,878,589)	$(25,440,353)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	467,028	437,372	2,809,242
Loss on asset disposal	-	-	12,165
Write-off of mineral rights	-	-	14,000
Stock-based compensation	377,895	311,879	5,338,104
Stock-based expenses	83,925	-	83,925
Deferred income taxes	(614,148)	(984,431)	(10,269,608)

Changes in operating assets and liabilities:
Other receivables	4,143	102	(6,380)
Prepaid expenses and deposits	195,705	97,625	(534,853)
Reclamation bonds and other deposits	281	-	(10,659)
Accounts payable and accrued liabilities	(65,851)	(74,494)	43,932
Accrued reclamation and remediation costs	-	50,000	672,338

Net cash used in operating activities	(2,332,897)	(2,040,536)	(27,288,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(103,319)	(166,180)	(5,050,477)
Purchase of mineral claims	-	-	(180,080)
Purchase of restricted investments held for reclamation bonds	(536)	(260)	(1,155,901)

Net cash used in investing activities	(103,855)	(166,440)	(6,386,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	4,780,000	37,866,205
Stock issuance costs	-	(42,266)	(1,000,004)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	-	4,737,734	36,874,491

NET CHANGE IN CASH	(2,436,752)	2,530,758	3,199,886

CASH AT BEGINNING OF PERIOD	5,636,638	521,660	-

CASH AT END OF PERIOD	$3,199,886	$3,052,418	$3,199,886
	-

SUPPLEMENTAL INFORMATION

Interest paid	$2,182	$664	$10,498

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $25,424,726 as of June 30, 2013. This amount is comprised of net loss from operations of $25,440,353 and other comprehensive income of $15,627. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in mineral exploration and evaluation expenses.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. At June 30, 2013 and 2012, 59,379,025 and 54,343,555 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on its financial condition, results of operation, or cash flows.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$20,854	$(11,824)	$9,030	$20,854	$(10,334)	$10,520
Computers and equipment	28,075	(11,598)	16,477	15,171	(10,129)	5,042
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,732,742)	1,192,989	2,925,731	(1,459,137)	1,466,594
Site equipment	1,826,617	(816,864)	1,009,753	1,736,202	(653,759)	1,082,443
Vehicles	23,595	(23,595)	-	23,595	(21,236)	2,359
Building	500,000	(158,333)	341,667	500,000	(133,333)	366,667

	$5,354,872	$(2,754,956)	$2,599,916	$5,251,553	$(2,287,928)	$2,963,625

Depreciation expense was $234,375 and $227,787 for quarters ended June 30, 2013 and 2012, respectively and $467,028 and $437,372 for the six month periods ended June 30, 2013 and 2012 respectively.

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

Under the terms of the Merger Agreement, the Company issued an aggregate of 10,440,087 shares of its common stock and 5,220,059 share purchase warrants to the former shareholders of CBI. All of the purchase warrants expired on February 20, 2013.

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

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At June 30, 2013 and December 31, 2012, obligations under cash bonding amounted to $39,719 and $40,000, respectively. At June 30, 2013 and December 31, 2012, restricted investments amounted to $1,179,941 and $1,186,681 respectively, and exceeded bonding requirements by $29,941 and $36,681, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2013
US Treasury Notes	$879,553	$24,041	$-	$903,594
Certificates of deposit	276,347	-	-	276,347

Total available-for-sale securities	$1,155,900	$24,041	$-	$1,179,941

December 31, 2012
US Treasury Notes	$879,553	$31,317	$-	$910,870
Certificates of deposit	275,811	-	-	275,811

Total available-for-sale securities	$1,155,364	$31,317	$-	$1,186,681

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive (loss) income. Unrealized (losses) gains were $(5,079) and $2,433 for the quarters ended June 30, 2013 and 2012, respectively and $(7,276) and $(4,705) for the six month periods ended June 30, 2013 and 2012, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2014, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Reclamation and remediation activities – Accrued reclamation and remediation costs relate to the Columbus Project and amounted to $672,338 as of June 30, 2013 and December 31, 2012, respectively.

4.	STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2013, stockholders’ equity activity consisted of the following:

1.

On May 30, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants in connection with the 2007, 2009 and 2010 private placement offerings, and certain additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the warrants was extended from June 30, 2013 to November 30, 2013. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair value of the warrants at $83,925 using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.07%
Expected volatility	70.33%

The expected life of the warrants, which is an output of the model, was 0.40 years.

During the six month period ended June 30, 2012, stockholders’ equity activity consisted of the following:

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

Private Placement Warrants - A summary of investor warrant activity for the quarter ended June 30, 2013 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2012	49,065,768	$0.75 - 2.39	1.47
Granted	-	-	-
Forfeited/expired	(5,498,940)	0.75 - 2.39	-

Outstanding and exercisable, June 30, 2013	43,566,828	$0.75 – 0.95	1.36

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2013, the Company had granted 11,966,916 options under the Plan with a weighted average exercise price of $0.52 per option. As of June 30, 2013, 11,012,197 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At June 30, 2013, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair value of the options granted for the six month period ended June 30, 2013. No grants were awarded for the six month period ended June 30, 2012.

2013

Dividend yield	-
Expected volatility	71.20% - 78.77%
Risk-free interest rate	0.71% - 2.01%
Expected life (years)	4.25 – 6.84

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

During the six month period ended June 30, 2013, the Company stock based awards as follows:

a)

On April 16, 2013, the Company granted non-qualified stock options to an independent director upon his appointment to the Board of Directors. The options were granted under the Plan for 225,000 shares of common stock at an exercise price of $0.41 per option. The options vest 75,000 each on June 30, 2013, September 30, 2013 and December 31, 2013. The options expire on the fifth anniversary of the date that they vest.

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

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service period was determined to be ten months from the grant date. The Company reviewed and confirmed these determinations at June 30, 2013.

c)

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

a)

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

d)

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

f)

On April 23, 2012, the Company granted 400,000 options and 100,000 options exercisable at $0.90 per share to consultants. 25% of the options were immediately vested and the remaining options vest at a rate of 25% per fiscal quarter, beginning June 30, 2012 and ending December 31, 2012. The options expire five years after the date that they vest.

The total expense for the quarters ended June 30, 2013 and 2012 related to the granting, vesting and modification of all stock-based compensation awards was $223,698 and $287,465, respectively and $377,895 and $311,879 for the six month periods ended, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2013:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2012	13,987,197	$0.37	$0.60	3.58
Options/warrants granted	1,825,000	0.22	0.55	6.75
Options/warrants exercised	-	-	-	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, June 30, 2013	15,812,197	$0.35	$0.60	3.61	$1,042,000

Exercisable, June 30, 2013	12,037,197	$0.36	$0.55	2.49	$1,042,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2013:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2012	2,600,000	$0.39
Granted	1,825,000	0.22
Vested	(650,000)	0.33
Forfeited	-	-

Unvested, June 30, 2013	3,775,000	$0.31

For the six month period ended June 30, 2013 and 2012, the total fair value of shares vested was $393,453 and $222,370, respectively. As of June 30, 2013, there was $528,150 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.85 years as of June 30, 2013.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the six month period ended June 30, 2013, including private placement warrants and stock options and warrants granted for compensation:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2012	63,052,965	$0.89	1.94
Options/warrants granted	1,825,000	0.55	6.75
Options/warrants cancelled	-	-	-
Options/warrants expired	(5,498,940)	2.31	-

Balance, June 30, 2013	59,379,025	$0.75	1.96

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carryforward	$9,261,034	$8,327,426
Option compensation	1,762,403	1,630,140
Property, plant & equipment	530,480	423,904
Exploration costs	557,454	570,719
Reclamation and remediation costs	235,318	235,318

Gross deferred income tax assets	12,346,689	11,187,507
Less: valuation allowance	(1,271,084)	(726,050)

Net deferred income tax assets	11,075,605	10,461,457

Deferred income tax liabilities:

Unrealized gains on investments	(8,414)	(10,961)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$-	$(616,695)

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES (continued)

A valuation allowance was established for deferred tax assets related to certain option compensation and accrued reclamation, remediation costs and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2013 and December 31, 2012, respectively.

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

A reconciliation of the tax benefit for the quarters ended June 30, 2013 and 2012 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2013	2012

Income tax benefit based on statutory tax rate	$595,410	$561,971

Reconciling items:
Non-deductible items	(29,384)	(44)
Change in valuation allowance	(545,036)	(15,479)

Income tax benefit	$20,990	$546,448

A reconciliation of the tax benefit for the six month periods ended June 30, 2013 and 2012 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2013	2012

Income tax benefit based on statutory tax rate	$1,188,607	$1,002,057

Reconciling items:
Non-deductible items	(29,425)	(126)
Change in valuation allowance	(545,034)	(17,500)

Income tax benefit	$614,148	$984,431

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES (continued)

The Company had cumulative net operating losses of approximately $26,460,101 as of June 30, 2013 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

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

Lease obligations – The Company rents office space in Henderson, Nevada on month-to-month terms. Rental expense for office space was $17,925 and $13,800 for the quarters ended June 30, 2013 and 2012, respectively and $36,675 and $27,600 for the six month periods ended June 30, 2013 and 2012, respectively. During the quarter and six month period ended June 30, 2013, $4,125 and $8,250, respectively, of rent expense was paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO. No rent expense was paid to DOSA during the six month period ended June 30, 2012.

The Company has signed a lease agreement for office space. The four year lease requires monthly payments of $3,999 increasing 4% annually. The lease also requires monthly payment of approximately $748 for operating expenses. The lease is expected to commence in the third quarter of 2013. As of June 30, 2013, a $20,473 deposit was paid and included in prepaid expenses.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2014 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2013, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of June 30, 2013, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of June 30, 2013, the Company has incurred cumulative penalties of $5,757.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2013, the Company had $2,288,666 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the quarters ended June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Unrealized holding (losses) gains	$(5,079)	$2,433
Income tax benefit (expense)	1,778	(850)
Total unrealized (loss) gain, net of tax	$(3,301)	$1,583

The tax effects of each component of comprehensive loss for the six month periods ended June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Unrealized holding losses	$(7,276)	$(4,705)
Income tax benefit	2,547	1,648
Total unrealized loss, net of tax	$(4,729)	$(3,057)

11.	RELATED PARTY TRANSACTIONS

DOSA – DOSA is a consulting firm owned by the Company’s CEO. DOSA provides the Company with use of its employees and office space. Services provided by NMC are also at times coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

The following table provides details of transactions between the Company and DOSA for the three and six month periods ended June 30, 2013 and 2012.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Wage and rent reimbursements	$4,125	$20,262	$8,250	$20,262

No amounts were due to DOSA at June 30, 2013 or December 31, 2012 for wage or rent reimbursements.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS (continued)

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2013 and 2012.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Reimbursement of expenses	$5,656	$7,378	$12,762	$22,837
Consulting services provided	105,000	105,000	210,000	210,000

Mineral and exploration expense – related party	$110,656	$112,378	$222,762	$232,837

Equipment purchases	-	50,000	25,000	50,000

For the six month period ended June 30 2013 all NMC transactions were invoiced by DOSA. For the six month period ended June 30, 2012, $112,378 of the NMC fees and reimbursements were invoiced by DOSA. At June 30, 2013, the Company owed DOSA $1,207 for NMC reimbursements. At December 31, 2012, the Company owed DOSA $36,151 for NMC fees and reimbursements.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. MGC provides the Company with management advisory services. The Company incurred total fees to MCG of $15,000 and $30,000 during the three and six month periods ended June 30, 2013, respectively. At June 30, 2013, the Company owed MCG $12,500. No consulting fees were incurred from MGC for the six month period ended June 30, 2012. At December 31, 2012, the Company owed MCG $12,500.

Former Officers - Due to related parties includes amounts due to former officers of the Company. At June 30, 2013 and 2012, the remaining amount of due to related parties was $23,290, respectively.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended March 31, 2013:

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

Extension of 2007, 2009 and 2010 Private Placement Warrants and Consultant Warrants

On May 30, 2013, the Board of Directors of Ireland Inc. (the “Company”) unanimously approved an extension of the expiry date for warrants issued under the Company’s 2007, 2009 and 2010 private placements, and certain additional warrants issued to consultants for services in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiry dates for the Expiring Warrants were extended from June 30, 2013 to November 30, 2013 as follows:

	Maximum No. of	Exercise
	Shares Issuable	Price per	Previous	Extended
Expiring Warrants	on Exercise	Share	Expiry Date	Expiry Date

2007 Private Placement Warrants	10,160,650	$0.75	June 30, 2013	November 30, 2013

2009 Private Placement Warrants	6,894,677	$0.75	June 30, 2013	November 30, 2013

2010 Private Placement Warrants	5,517,500	$0.75	June 30, 2013	November 30, 2013

2009 Consultant Warrants	200,000	$0.55	June 30, 2013	November 30, 2013

2010 Consultant Warrants	3,800,000	$0.75	June 30, 2013	November 30, 2013

Directors and officers of the Company beneficially own Expiring Warrants as follows:

(a)

Douglas D.G. Birnie, Chief Executive Officer, President and Director, beneficially owns 2007 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock and 2009 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock.

(b)	Mark H. Brennan, Director, directly owns 2009 Private Placement Warrants exercisable for a maximum of 70,000 shares of common stock.

(c)

Steven A. Klein, Director, directly owns 2009 Private Placement Warrants exercisable for a maximum of 75,000 shares of common stock and 2010 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock. In addition, as trustee for a trust, Mr. Klein exercises voting and investment power over 2009 Private Placement Warrants exercisable for a maximum of 300,000 shares of common stock and 2010 Private Placement Warrants exercisable for a maximum of 100,000 shares of common stock. Mr. Klein disclaims any pecuniary interest in the warrants over which he exercises voting and investment power as trustee for the trust.

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

During 2012, we successfully installed all of the gravity concentration equipment and determined the operating parameters for the concentration components of the onsite precious metals extraction circuit. In Q4 2012, we successfully installed equipment for the leaching and metal extraction components of the onsite production circuit. As part of this process of transferring the gold and silver extraction process from the test location at AuRIC’s facility in Salt Lake City to our on-site pilot plant in Nevada, in April 2013, we commenced our first series of multi-ton batch extraction tests. The extraction process consists first of a gravity concentration circuit which processes between two and five tons of head material to generate one ton of concentrates. Next, the concentrates are then leached, the result of which is filtered and then loaded onto resins at the Columbus Project’s pilot plant. The resins are then ashed to determine the quantity of gold and silver recovery.

We have completed three series of tests, and are now awaiting the last results of these tests in order to determine the changes in operating parameters for the next test series. A “test series” consists of three to five individual tests run semi-concurrently under very similar operating parameters. We have produced small amounts of gold and silver from our testing, but recoveries are not yet to our goal recovery rate of .030 opt Au. Current work is primarily focused on the final two components of the extraction process, filtration and resin collection, to increase the amount of gold and silver recovered.

During this period, we may continue to modify the operating parameters of any component of the production circuit to improve the precious metals recovery from the circuit, and may upgrade the precious metals processing and extraction equipment as necessary to improve operating efficiencies and circuit capacity. Once these batch extraction rates have been completed to our satisfaction, we intend to begin the process of phasing in the operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day.

We are currently focusing mining and recovery methodology efforts on commencing continuous operations for the pilot plant. This timeline will be dictated by process results, and the availability of personnel and equipment.

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

We anticipate spending approximately $6,065,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending June 30, 2014.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. The Red Mountain Project is not currently active. We have set a budget of $196,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending June 30, 2014. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our consolidated financial statements for the period ended June 30, 2013 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Cash	$3,199,886	$5,636,638

Current liabilities	$170,824	$236,675
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$38,452,793	$40,777,577

During the six months ended June 30, 2013, our liquidity position was affected by the following:

  Continued exploration stage losses of $2,781,875 for the six month period ended June 30, 2013.
  Significant non-cash expenses through this period included depreciation of $467,028, share based compensation of $377,895 and share-based expenses of $83,925.
  Significant non-cash income included the income tax benefit of $614,148.
  Purchases of new equipment in the amount of $103,319.
  Decrease in current liabilities primarily due to the timing of payments out of accounts payable.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending June 30, 2014:

Columbus Project
• Property Payments	$368,000
• Drilling Program and Mineralization Estimates	1,573,000
• Pilot Plant / Project Feasibility	1,883,000
Total for Columbus Project	$3,824,000

Red Mountain Project
• Property Acquisition and Maintenance Costs	$196,000
Total for Red Mountain Project	$196,000

General and Administration
Total for General and Administration	$2,045,000
Total Expected Expenses	$6,065,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$6,265,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through June 30, 2014 will be approximately $6,265,000. As of June 30, 2013, we had cash reserves in the amount of approximately $3,200,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending June 30, 2014. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to January 31, 2014. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

Six Month period ended June 30, 2013 and 2012. Operating Expenses increased by 18.56% to 3,409,361 during the six month period ended June 30, 2013 from $2,875,760 during the six month period ended June 30, 2012. Operating expenses increased primarily as a result of higher mineral exploration and evaluation expenses and higher general and administrative expenses.

Mineral exploration and evaluation expenses increased by 17.50% to $1,383,151 during the six month period ended June 30, 2013 from $1,177,290 during the six month period ended June 30, 2012. The increase was due to continued bulk testing, renewal of the water pollution control permit, claim fee increases, and salary increases.

Mineral exploration and evaluation expenses – related party decreased by 4.33% to $222,762 for the six month period ended June 30, 2013 from $232,837 during the six month period ended June 30, 2012. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder. The decrease is due to a reduction in the reimbursable expenses during the period.

General and administrative expenses increased 27.50% to $1,250,170 during the six month period ended June 30, 2013 from $980,761 during the six month period ended June 30, 2012. General and administrative expenses increased primarily as a result of the additional vesting expense for Q1 and Q2 2013 grants, the extension of private placements warrants, as well as the expense related to new director options.

General and administrative expenses – related party increased to $38,250 during the six month period ended June 30, 2013 from $0 during the six month period ended June 30 2012. The increase was due to management advisory services paid to the McNeil Consulting Group ($30,000), a consulting firm owned by an affiliate of Nanominerals Corp and office rent reimbursement paid to DOSA Consulting ($8,250), a consulting firm owned by the Company’s CEO.

Other Income and Expenses

Total other income and expenses increased by 4.69% to $13,338 during the six month period ended June 30, 2013 from $12,740 during the six month period ended June 30, 2012. The increase was a result of higher principal balances in interest bearing accounts.

Income Tax Benefit

Income tax benefit decreased by 37.61% to $614,148 during the six month period ended June 30, 2013 from $984,431 during the six month period ended June 30, 2012. The decrease was due to increasing the valuation allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $2,781,875, or $0.02 per common share, for the six month period ended June 30, 2013, as compared with a net loss of $1,878,589, or $0.02 per common share, for the six month period ended June 30, 2012.

Three Month period ended June 30, 2013 and 2012. Operating Expenses increased by 5.88% to 1,707,793 during the three month period ended June 30, 2013 from $1,613,018 during the three month period ended June 30, 2012. Operating expenses increased primarily as a result of higher general and administrative expenses.

Mineral exploration and evaluation expenses increased by 1.92% to $652,333 during the quarter ended June 30, 2013 from $640,061 during the quarter ended June 30, 2012. The increase was due to the expenses associated with the renewal of the water pollution control permit.

Mineral exploration and evaluation expenses – related party decreased by 1.53% to $110,656 for the quarter ended June 30, 2013 from $112,378 during the quarter ended June 30, 2012. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus and Red Mountain Projects. Nanominerals Corp. is our largest shareholder. The decrease is due to a reduction in the reimbursable expenses during Q2 2013 compared with Q2 2012.

General and administrative expenses increased 9.57% to $667,304 during the quarter ended June 30, 2013 from $609,042 during the quarter ended June 30, 2012. General and administrative expenses increased primarily as a result of the extension of private placements warrants as well as the expense related to new director options; partially offset by reductions in legal and accounting expenses in relation to Q2 2012.

General and administrative expenses – related party increased to $19,125 during the quarter ended June 30, 2013 from $0 during the quarter ended June 30 2012. The increase was due to management advisory services paid to the McNeil Consulting Group ($15,000), a consulting firm owned by an affiliate of Nanominerals Corp and office rent reimbursement paid to DOSA Consulting ($4,125), a consulting firm owned by the Company’s CEO.

Other Income and Expenses

Total other income and expenses decreased by 10.35% to $6,623 during the quarter ended June 30, 2013 from $7,388 during the quarter ended June 30, 2012. The decrease was a result of lessening principal balances in interest bearing accounts.

Income Tax Benefit

Income tax benefit decreased by 96.16% to $20,990 during the quarter ended June 30, 2013 from $546,448 during the quarter ended June 30, 2012. The decrease was due to increasing the valuation allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $1,680,180, or $0.01 per common share, for the quarter ended June 30, 2013, as compared with a net loss of $1,059,182, or $0.01 per common share, for the quarter ended June 30, 2012.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect ASU 2013-11 to have a material effect on our financial condition, results of operation, or cash flows.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2013, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $6,265,000 during the twelve months ending June 30, 2014 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until January 31, 2014. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

Pursuant to the provisions of the Nevada Revised Statutes (the “NRS”), directors are to be elected at the annual meeting of the stockholders. Pursuant to the NRS and our bylaws, our board of directors is granted the authority to fix the date, time and place for annual stockholder meetings. We expect to hold an annual stockholder meeting in 2013; however, no date, time or place has yet been fixed by our board for the holding of an annual stockholder meeting. Pursuant to the NRS and our bylaws, each of our directors holds office after the expiration of his term until a successor is elected and qualified, or until the director resigns or is removed. Under the provisions of the NRS, if an election of our directors has not been made by our stockholders within 18 months of the last such election, then an application may be made to the Nevada district court by stockholders holding a minimum of 15% of our outstanding stockholder voting power for an order for the election of directors in the manner provided in the NRS.

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

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(17)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(17)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(17)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(17)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(18)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(18)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	August 7, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 7, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)