Form 10-Q
period 2013-09-30
IRELAND INC.
filed 2013-11-13
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-50033

IRELAND INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2147049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 West Horizon Ridge Parkway, Suite 100
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
As of November 7, 2013, the Registrant had 146,359,542 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$1,671,070	$5,636,638
Other receivables	7,552	10,523
Prepaid expenses	432,798	335,485

Total current assets	2,111,420	5,982,646

Property and equipment, net	2,428,122	2,963,625
Mineral properties	32,128,133	32,128,133
Restricted investments held for reclamation bonds	1,187,030	1,186,681
Reclamation bonds	39,719	40,000
Deposits	12,462	2,200

Total non-current assets	35,795,466	36,320,639

Total assets	$37,906,886	$42,303,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$45,233	$97,568
Accounts payable - related party	23,353	48,651
Accrued payroll and related taxes	64,667	67,166
Due to related party	23,290	23,290

Total current liabilities	156,543	236,675

Long-term liabilities
Asset retirement obligation	672,338	672,338
Deferred income taxes	-	616,695

Total long-term liabilities	672,338	1,289,033

Total liabilities	828,881	1,525,708

Commitments and contingencies - Note 7	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,359,542 and 146,059,542 shares, respectively, issued and outstanding	146,358	146,058
Additional paid-in capital	63,971,905	63,269,641
Accumulated other comprehensive income	20,177	20,356
Accumulated deficit during exploration stage	(27,060,435)	(22,658,478)

Total stockholders' equity	37,078,005	40,777,577

Total liabilities and stockholders' equity	$37,906,886	$42,303,285

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period from
					February 20, 2001
					(date of inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	638,948	753,419	2,022,100	1,881,384	16,647,856
Mineral exploration and evaluation expenses - related party	115,732	134,618	338,494	417,455	3,925,453
General and administrative	598,087	665,459	1,848,256	1,626,126	12,915,813
General and administrative - related party	20,569	34,875	58,819	55,137	156,238
Depreciation	233,753	231,331	700,780	668,703	3,042,994
Loss on asset disposal	450	-	450	-	12,615
Mineral and property holding costs	24,000	24,000	72,000	71,500	715,500
Mineral and property holding costs - reimbursed to related party	-	-	-	-	295,000
Write-off of mineral rights	-	-	-	-	14,000

Total operating expenses	1,631,539	1,843,702	5,040,899	4,720,305	37,725,469

Loss from operations	(1,631,539)	(1,843,702)	(5,040,899)	(4,720,305)	(37,725,469)

Other income (expense)
Interest income	6,313	6,740	21,832	20,143	400,780
Rental income	2,819	-	2,819	-	2,819
Interest expense	(126)	(329)	(2,308)	(992)	(10,624)

Total other income (expense)	9,006	6,411	22,343	19,151	392,975

Loss before income taxes	(1,622,533)	(1,837,291)	(5,018,556)	(4,701,154)	(37,332,494)

Income tax benefit	2,451	645,983	616,599	1,630,414	10,272,059

Net loss	$(1,620,082)	$(1,191,308)	$(4,401,957)	$(3,070,740)	$(27,060,435)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	146,170,412	137,063,740	146,096,905	134,939,612

Consolidated Statements of Comprehensive Loss

Net loss	$(1,620,082)	$(1,191,308)	$(4,401,957)	$(3,070,740)	$(27,060,435)

Other comprehensive loss
Unrealized income (loss) on investments, net of deferred tax	4,550	(515)	(179)	(2,542)	20,177

Total comprehensive loss	$(1,615,532)	$(1,191,823)	$(4,402,136)	$(3,073,282)	$(27,040,258)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity
Balance, December 31, 2011	127,452,641	$127,452	$52,233,054	$25,173	$(18,485,711)	$33,899,968
Stock-based compensation	-	-	598,097	-	-	598,097
Issuance of shares for cash, net	9,710,000	9,710	4,770,524	-	-	4,780,234
Unrealized loss on investments, net of $1,370 deferred tax	-	-	-	(2,542)	-	(2,542)
Net loss, September 30, 2012	-	-	-	-	(3,070,740)	(3,070,740)
Balance, September 30, 2012	137,162,641	$137,162	$57,601,675	$22,631	$(21,556,451)	$36,205,017
Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577
Stock-based compensation	-	-	603,639	-	-	603,639
Stock -based expenses	-	-	83,925	-	-	83,925
Issuance of shares for cash, net	300,000	300	14,700			15,000
Unrealized gain on investments, net of $96 deferred tax	-	-	-	(179)	-	(179)
Net loss, September 30, 2013	-	-	-	-	(4,401,957)	(4,401,957)
Balance, September 30, 2013	146,359,542	$146,358	$63,971,905	$20,177	$(27,060,435)	$37,078,005

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,401,957)	$(3,070,740)	$(27,060,435)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	700,780	668,703	3,042,994
Loss on asset disposal	450	-	12,615
Write-off of mineral rights	-	-	14,000
Stock-based compensation	603,639	598,097	5,563,848
Stock-based expenses	83,925	-	83,925
Deferred income taxes	(616,599)	(1,630,414)	(10,272,059)

Changes in operating assets and liabilities:
Other receivables	2,971	(3,547)	(7,552)
Prepaid expenses and deposits	(97,313)	(269,242)	(827,871)
Reclamation bonds and other deposits	(9,982)	-	(20,922)
Accounts payable and accrued liabilities	(80,132)	15,840	29,651
Asset retirement obligation	-	50,000	672,338

Net cash used in operating activities	(3,814,218)	(3,641,303)	(28,769,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(165,727)	(245,615)	(5,112,885)
Purchase of mineral claims	-	-	(180,080)
Purchase of restricted investments held for reclamation bonds	(623)	(393)	(1,155,988)

Net cash used in investing activities	(166,350)	(246,008)	(6,448,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	15,000	4,822,500	37,881,205
Stock issuance costs	-	(42,266)	(1,000,004)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	15,000	4,780,234	36,889,491

NET CHANGE IN CASH	(3,965,568)	892,923	1,671,070

CASH AT BEGINNING OF PERIOD	5,636,638	521,660	-

CASH AT END OF PERIOD	$1,671,070	$1,414,583	$1,671,070
	-

SUPPLEMENTAL INFORMATION

Interest paid	$2,308	$329	$10,624

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $27,040,258 as of September 30, 2013. This amount is comprised of net loss from operations of $27,060,435 and other comprehensive income of $20,177. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, asset retirement obligations and the realizability of deferred tax assets. Actual results could differ from those estimates.

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

The Company’s financial instruments consist of restricted investments in U.S. Treasury Notes and certificates of deposit. These investments are classified within Level 1 of the fair value hierarchy as their fair value is determined using quoted prices in active markets. There have been no changes in valuation techniques for these instruments for the nine month period ended September 30, 2013 or the year ended December 31, 2012. During the three and nine month periods ended September 30, 2013 and 2012, there were no transfers of assets between levels.

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

Asset Retirement Obligation – Future obligations to retire an asset, including site closure, are recorded as a liability at fair value in the period incurred. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free interest rate and an estimated inflation factor. The value of the liability is evaluated at least annually or as new information becomes available. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

Future reclamation expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation technology. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At September 30, 2013 and 2012, 59,079,025 and 54,156,154 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

For acquired properties that do not constitute a business, a deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is reflected as an increase in the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$47,652	$(13,033)	$34,619	$20,854	$(10,334)	$10,520
Computers and equipment	50,662	(13,961)	36,701	15,171	(10,129)	5,042
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(1,869,545)	1,056,186	2,925,731	(1,459,137)	1,466,594
Site equipment	1,838,239	(896,790)	941,449	1,736,202	(653,759)	1,082,443
Vehicles	23,595	(23,595)	-	23,595	(21,236)	2,359
Building	500,000	(170,833)	329,167	500,000	(133,333)	366,667

	$5,415,879	$(2,987,757)	$2,428,122	$5,251,553	$(2,287,928)	$2,963,625

Depreciation expense was $233,753 and $231,331 for quarters ended September 30, 2013 and 2012, respectively and $700,780 and $668,703 for the nine month periods ended September 30, 2013 and 2012 respectively.

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

DDB Claims - The Company, through its subsidiary CMI, had a lease agreement for mining claims with the DDB Syndicate. Douglas D.G. Birnie, the Company’s CEO, is the indirect owner of a 1/8 interest in the DDB Syndicate, as is Lawrence E. Chizmar, a former member of our Board of Directors and a former director of CBI. The remaining members of the DDB Syndicate are made up of former officers and directors, and relatives of former officers and directors, of CBI, and affiliates of NMC. The DDB Claims were located in 2007, prior to Mr. Birnie’s, NMC’s, or Mr. Chizmar’s involvement with our Company.

The mining lease agreement provided the Company with an option to purchase the DDB Claims. On November 20, 2012, the Company exercised their option to purchase the DDB Claims. The total purchase price of $180,080 is included in mineral properties.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At September 30, 2013 and December 31, 2012, obligations under cash bonding amounted to $39,719 and $40,000, respectively. At September 30, 2013 and December 31, 2012, restricted investments amounted to $1,187,030 and $1,186,681 respectively, and exceeded bonding requirements by $37,030 and $36,681, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2013
US Treasury Notes	$879,553	$31,042	$-	$910,595
Certificates of deposit	276,435	-	-	276,435

Total available-for-sale securities	$1,155,988	$31,042	$-	$1,187,030

December 31, 2012
US Treasury Notes	$879,553	$31,317	$-	$910,870
Certificates of deposit	275,811	-	-	275,811

Total available-for-sale securities	$1,155,364	$31,317	$-	$1,186,681

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income. Unrealized gains and losses were $7,001 and $(793) for the quarters ended September 30, 2013 and 2012, respectively unrealized losses were $(275) and $(3,912) for the nine month periods ended September 30, 2013 and 2012, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2014, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset requirement obligation relates to the Columbus Project and amounted to $672,338 as of September 30, 2013 and December 31, 2012, respectively. The estimated costs were discounted using a credit adjusted risk-free rate of 4.27% and an inflation rate of 3.78%.

4.	STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2013, stockholders’ equity activity consisted of the following:

1.

On September 9, 2013, the Company issued 200,000 shares of common stock from the exercise of stock options for gross proceeds of $10,000. The options had an exercise price of $0.05 and an expiration date of March 30, 2017.

2.

On August 1, 2013, the Company issued 100,000 shares of common stock from the exercise of stock options for gross proceeds of $5,000. The options had an exercise price of $0.05 per share and an expiration date of March 30, 2017.

3.

On May 30, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 22,572,827 private placement warrants granted in connection with the 2007, 2009 and 2010 private placement offerings, and 4,000,000 additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the warrants was extended from June 30, 2013 to November 30, 2013. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair value of the warrants at $83,925 using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.07%
Expected volatility	70.33%

The expected life of the warrants, which is an output of the model, was 0.40 years.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY (continued)

During the nine month period ended September 30, 2012, stockholders’ equity activity consisted of the following:

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

Private Placement Warrants - A summary of investor warrant activity for the nine month period ended September 30, 2013 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2012	49,065,768	$0.75 - 2.39	1.47
Granted	-	-	-
Forfeited/expired	(5,498,940)	0.75 - 2.39	-

Outstanding and exercisable, September 30, 2013	43,566,828	$0.75 – 0.95	1.11

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2013, the Company had granted 11,966,916 options under the Plan with a weighted average exercise price of $0.52 per option. As of September 30, 2013, 10,712,197 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At September 30, 2013, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the nine month period ended September 30, 2013.

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

During the nine month period ended September 30, 2013, the Company stock based awards as follows:

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

The total expense for the quarters ended September 30, 2013 and 2012 related to the granting, vesting and modification of all stock-based compensation awards was $225,744 and $286,218, respectively and $603,639 and $598,097 for the nine month periods ended, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2013:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2012	13,987,197	$0.37	$0.60	3.58
Options/warrants granted	1,825,000	0.22	0.55	6.50
Options/warrants exercised	(300,000)	0.38	0.05	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, September 30, 2013	15,512,197	$0.35	$0.61	3.35	$504,000

Exercisable, September 30, 2013	12,049,697	$0.36	$0.56	2.28	$504,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2013:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2012	2,600,000	$0.39
Granted	1,825,000	0.22
Vested	(962,500)	0.30
Forfeited	-	-

Unvested, September 30, 2013	3,462,500	$0.32

For the nine month periods ended September 30, 2013 and 2012, the total fair value of shares vested was $286,059 and $298,194, respectively. As of September 30, 2013, there was $302,406 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.76 years as of September 30, 2013.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carryforward	$9,747,650	$8,327,426
Option compensation	1,841,414	1,630,140
Property, plant & equipment	582,243	423,904
Exploration costs	507,952	570,719
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	12,914,577	11,187,507
Less: valuation allowance	(1,836,521)	(726,050)

Net deferred income tax assets	11,078,056	10,461,457

Deferred income tax liabilities:

Unrealized gain on investments	(10,865)	(10,961)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$-	$(616,695)

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2013 and December 31, 2012, respectively.

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

A reconciliation of the tax benefit for the quarters ended September 30, 2013 and 2012 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2013	2012

Income tax benefit based on statutory tax rate	$567,887	$643,052

Reconciling items:
Non-deductible items	-	(44)
Change in valuation allowance	(565,436)	2,975

Income tax benefit	$2,451	$645,983

A reconciliation of the tax benefit for the nine month periods ended September 30, 2013 and 2012 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2013	2012

Income tax benefit based on statutory tax rate	$1,756,495	$1,645,404

Reconciling items:
Non-deductible items	(29,425)	2,510
Change in valuation allowance	(1,110,471)	(17,500)

Income tax benefit	$616,599	1,630,414

The Company had cumulative net operating losses of approximately $27,850,431 as of September 30, 2013 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2009. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides for an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property.

The lease provides for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748.

The Company has a sublease agreement with a related party as further discussed in Note 10. The following table represents future base rent payments, sublease income and the net lease commitment for each of the years ending September 30,

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2014	$48,308	$32,676	$15,632
2015	50,240	18,337	31,903
2016	52,250	-	52,250
2017	44,983	-	44,983

	$195,781	$51,013	$144,768

Rental expense for office space was $21,444 and $26,175 for the quarters ended September 30, 2013 and 2012, respectively, and $58,119 and $53,775 for the nine month periods ended September 30, 2013 and 2012, respectively. As further discussed in Note 10, rent expense reimbursements were paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2014 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2013, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of September 30, 2013, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of September 30, 2013, the Company has incurred cumulative penalties of $5,757.

8.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2013, the Company had $918,245 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects of each component of comprehensive income (loss) for the quarters ended September 30, 2013 and 2012 were as follows:

	September 30,	September 30,
	2013	2012

Unrealized holding gains (losses)	$7,001	$(793)
Income tax (expense) benefit	(2,451)	278

Total unrealized gain (loss), net of tax	$4,550	$(515)

The tax effects of each component of comprehensive loss for the nine month periods ended September 30, 2013 and 2012 were as follows:

	September 30,	September 30,
	2013	2012

Unrealized holding losses	$(275)	$(3,912)
Income tax benefit	96	1,370

Total unrealized loss, net of tax	$(179)	$(2,542)

10.	RELATED PARTY TRANSACTIONS

DOSA – DOSA is a consulting firm owned by the Company’s CEO. DOSA provides the Company with use of its employees and office space. Services provided by NMC are also at times coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

The following table provides details of transactions between the Company and DOSA for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Wage and rent reimbursements	$2,750	$4,105	$11,000	$4,105

No amounts were due to DOSA at September 30, 2013 or December 31, 2012 for wage or rent reimbursements.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS (continued)

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

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Reimbursement of expenses	$10,732	$29,618	$23,494	$102,455
Consulting services provided	105,000	105,000	315,000	315,000

Mineral and exploration expense – related party	$115,732	$134,618	$338,494	$417,455

Equipment purchases	-	-	25,000	50,000

For the nine month period ended September 30 2013, all NMC transactions were invoiced by DOSA. For the nine month period ended September 30, 2012, $134,618 of the NMC fees and reimbursements were invoiced by DOSA. At September 30, 2013, the Company owed DOSA $10,853 for NMC fees and reimbursements. At December 31, 2012, the Company owed DOSA $36,151 for NMC fees and reimbursements.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. MGC provides the Company with management advisory services. The Company incurred total fees to MCG of $15,000 and $45,000 during the three and nine month periods ended September 30, 2013, respectively, and of $15,000 and $22,500 during the three and nine month periods ended September 30, 2012, respectively. At September 30, 2013, the Company owed MCG $12,500. At December 31, 2012, the Company owed MCG $12,500.

Searchlight Minerals Corp (“SMC”). – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer of SMC. The sublease agreement is for a 2 year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $2,819 for both the three and nine month periods ended September 30, 2013. No amounts were due from SMC as of September 30, 2013.

Former Officers - Due to related parties includes amounts due to former officers of the Company. At September 30, 2013 and 2012, the remaining amount of due to related parties was $23,290, respectively.

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

Thus far in our completed tests of the full pilot plant metal extraction circuit, we have recovered gold and silver but at rates below our goal recovery of 0.03 opt AuE after the resin ashing step. We have identified that we are able to leach a sufficient quantity of Au into the pregnant leach solution (PLS) for us to be able to achieve our extraction goals; however, the final stage, the resin extraction and ashing stage, has not yet yielded our goal recovery rate. To correct this final step of the extraction process we are a) analyzing differences between the onsite extraction circuit and the extraction circuit that operated successfully in the laboratory in Salt Lake City that may impact our extraction rates and b) testing alternative methods to remove the gold and silver from the PLS.

Additionally, we have been conducting onsite bench scale tests to analyze the effectiveness of various processing adjustments to the pilot plant’s operating parameters. Some of the adjustments tested did yield a grade that exceeded our goal recovery rates of 0.03 opt AuE, while others did not. Based on these positive bench scale results we have commenced testing these operating parameters on a larger scale within the mill site facility. We plan to release results on these larger tests from our pilot plant when we have completed a number of tests that represent a meaningful volume of material processed and show consistent recovery rates, thereby providing initial data from which prefeasibility assessments can made.

As we continue testing, we may modify the operating parameters of any component of the production circuit to improve the precious metals recovery from the circuit, and may upgrade the precious metals processing and extraction equipment as necessary to improve operating efficiencies and circuit capacity. Once batch extraction rates have been completed to our satisfaction, we intend to begin the process of phasing in the operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day.

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

We anticipate spending approximately $6,108,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending September 30, 2014.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. The Red Mountain Project is not currently active. We have set a budget of $196,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending September 30, 2014. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our unaudited financial statements for the nine month period ended September 30, 2013 included in this Quarterly Report on Form 10-Q.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, asset retirement obligations and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Asset Retirement Obligation – Future obligations to retire an asset, including site closure, are recorded as a liability at fair value in the period incurred. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free interest rate and an estimated inflation factor. The value of the liability is evaluated at least annually or as new information becomes available. Until such time that a project life is established, we record the corresponding cost as an exploration stage expense. As reclamation work is preformed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

Future reclamation expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation technology. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

Liquidity and Capital Resources

Our financial position was as follows at September 30, 2013 and December 31, 2012:

	September 30,
	2013	December 31, 2012

Cash	$1,671,070	$5,636,638

Current liabilities	$156,543	$236,675
Asset retirement obligation	$672,338	$672,338
Stockholders' equity	$37,078,005	$40,777,577

During the nine-month interim period ended September 30, 2013, our liquidity position was affected by the following:

•	Continued exploration stage losses of $4,401,957 for the nine month period ended September 30, 2013.

•	Significant non-cash expenses through this period included depreciation of $700,780, share based compensation of $603,639 and share-based expenses of $83,925.
•	Significant non-cash income included the income tax benefit of $616,599.
•	Purchases of new equipment in the amount of $165,727.
•	Decrease in current liabilities primarily due to the timing of payments out of accounts payable.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending September 30, 2014:

Columbus Project
• Property Payments	$387,000
• Drilling Program and Mineralization Estimates	1,583,000
• Pilot Plant / Project Feasibility	1,882,000
Total for Columbus Project	$3,852,000

Red Mountain Project
• Property Acquisition and Maintenance Costs	$196,000
Total for Red Mountain Project	$196,000

General and Administration
Total for General and Administration	$2,060,000
Total Expected Expenses	$6,108,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$6,308,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through September 30, 2014 will be approximately $6,308,000. As of September 30, 2013, we had cash reserves in the amount of approximately $1,671,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending September 30, 2014. We anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to January 31, 2014. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

Operating Expenses

Nine Month Period Ended September 30, 2013 and 2012.

Operating Expenses increased by 7% to $5,040,899 during the nine month period ended September 30, 2013 from $4,720,305 during the nine month period ended September 30, 2012. Operating expenses increased primarily as a result of higher mineral exploration and evaluation expenses and higher general and administrative expenses.

Mineral exploration and evaluation expenses increased by 8% to $2,022,100 during the nine months ended September 30, 2013 from $1,881,384 during the nine months ended September 30, 2012. The variance is due to an increase in mine claim fees effective September 1, 2012 coupled with increases in geologic consulting related to the renewal of the Water Pollution Control Permit and increased site supplies. These amounts were partially offset against a decrease in metallurgical and assaying expenses as these amounts in 2012 included costs related to consulting and engineering fees associated with the pilot circuit development.

Mineral exploration and evaluation expenses – related party decreased 19% to $338,494 for the nine months ended September 30, 2013 from $417,455 during the nine months ended September 30, 2012. The decrease is due to a reduction in the reimbursable costs paid to Nanominerals Corp including costs related to personnel, travel, and equipment development.

General and administrative expenses increased by 14% to $1,848,256 during the nine months ended September 30, 2013 from $1,626,126 during the nine months ended September 30, 2012. General and administrative expenses increased primarily as a result of investor relations expense related to the extension of private placement warrants, the addition of a director in April, and an increase in officer salaries in Q1 2013.

General and administrative expenses – related party increased by 7% to $58,819 during the nine months ended September 30, 2013 from $55,137 during the nine months ended September 30, 2012. The increase was due to having McNeil Consulting Group in place throughout 2013 but only for a portion of 2012.

Other Income and Expenses

Total other income and expense increased by 17% to $22,343 during the nine months ended September 30, 2013 from $19,151 during the nine months ended September 30, 2012. The increase was a result of higher principal balances in interest bearing accounts and a sublease agreement commencing in September for the use of office space for a monthly rent of $2,819.

Income Tax Benefit

Income tax benefit decreased by 62% to $616,599 during the nine months ended September 30, 2013 from $1,630,414 during the nine months ended September 30, 2012. The decrease was due to increasing the valuation allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $4,401,957, or $.03 per common share, for the nine months ended September 30, 2013, as compared with a net loss of $3,070,740, or $.02 per common share, for the nine months ended September 30, 2012.

Three Month Period Ended September 30, 2013 and 2012.

Operating expenses decreased by 12% to $1,631,539 during the three month period ended September 30, 2013 from $1,843,702 during the three month period ended September 30, 2012. Operating expenses decreased primarily as a result of less mineral exploration and evaluation expenses and the general and administrative expenses incurred.

Mineral exploration and evaluation expenses decreased by 15% to $638,948 during the three months ended September 30, 2013 from $753,419 during the three months ended September 30, 2012. The decrease was due to a material Q3 2012 payment made to a consultant related to the establishment of the pilot plant circuit and related testing.

Mineral exploration and evaluation expenses – related party decreased by 14% to $115,732 for the three months ended September 30, 2013 from $134,618 during the three months ended September 30, 2012. The decrease is due to a reduction in the reimbursable costs paid to Nanominerals Corp.

General and administrative expenses decreased by 10% to $598,087 during the three months ended September 30, 2013 from $665,459 during the three months ended September 30, 2012. General and administrative expenses decreased due to less stock based compensation and reduced legal fees due to work performed on our registration statement on Form S-3 filed in Q3 2012.

General and administrative expenses – related party decreased by 41% to $20,569 during the three months ended September 30, 2013 from $34,875 during the three months ended September 30, 2012. The decrease was due to a reduction in fees paid to McNeil Consulting Group compared to Q3 2012.

Other Income and Expenses

Total other income and expense increased by 40% to $9,006 during the three months ended September 30, 2013 from $6,411 during the three months ended September 30, 2012. The increase was a result of a sublease agreement commencing in September for the use of office space for a monthly rent of $2,819.

Income Tax Benefit

Income tax benefit decreased by 99.6% to $2,451 during the three months ended September 30, 2013 from $645,983 during the three months ended September 30, 2012. The decrease was due to increasing the valuation allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $1,620,082, or $.01 per common share, for the three months ended September 30, 2012, as compared with a net loss of $1,191,308, or $.01 per common share, for the three months ended September 30, 2012.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2013, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the third quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $6,308,000 during the twelve months ending September 30, 2014 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until January 31, 2014. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)

Exhibit
Number	Description of Exhibit
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(17)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(17)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(17)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(17)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(18)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(18)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	November 12, 2013	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)