Form 10-K
period 2013-12-31
IRELAND INC.
filed 2014-03-31
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
[X] Yes [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by c heck mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
$26,705,215 based on the closing price of $0.27 on June 28, 2013 as quoted by the OTCQB on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 27, 2014, the Registrant had 146,559,542 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2013:

Technical Program Updates

Current efforts continue to be focused on establishing the mining and recovery protocols to be used at the Columbus Project. We are continuing the process of transferring the gold and silver extraction process from AuRIC Metallurgical Laboratories’ facilities in Salt Lake City, Utah to the on-site pilot plant, with the goal of achieving our targeted recovery rate of 0.03 ounces per ton of gold equivalent (opt AuE). Concentration, leach and extraction circuit tests are ongoing, using a methodical, two-pronged approach of:

(a)	Replicating on-site the extraction process that achieved the targeted 0.03 opt AuE extraction rates when operated by AuRIC at its test facilities in Salt Lake City; and

(b)	Modifying this extraction process to obtain our targeted extraction rates on-site.

In December 2013, we installed new leach filtration equipment at the on-site pilot plant. This equipment is a duplicate of the filter system used as part of the extraction process that achieved targeted extraction rates in laboratory tests conducted at AuRIC’s facility in Salt Lake City. In January 2014, the concentrating equipment that was used for the laboratory tests in Salt Lake City was also relocated to the on-site pilot plant.

After the installation of the new leach filtration and concentrating equipment, two concentration and leach tests (1,000 lbs. each) were run through the extraction circuit and the loaded resins ashed. These tests did not achieve our targeted recovery rate of 0.03 opt AuE. However, the information derived from these tests has allowed us to determine several additional operational adjustments. We initiated electron microscope work (TEM) on the leach solutions. The TEM micrographs identified the state of the precious metals in solution as gold colloids. Zeta potential measurements showed that the gold colloids were negative charged. This data has allowed us to modify the extraction rate. We are encouraged to note that some of the operational changes have improved recovery rates over previous tests.

As part of our efforts to evaluate modifications to the extraction process, small analytical tests (5 to 60 grams) have been completed. These small tests have resulted in higher gold extraction rates (>0.04 opt Au). However, we do not yet know if these improved results can be consistently replicated because they were derived from small sample sizes. The source material for these tests was taken primarily from only two areas and thus results cannot be extrapolated to the wider Columbus Project Area.

Once batch extraction rates have been established to our satisfaction, we intend to begin the process of phasing in operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. Once the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program, permits for which have already been obtained.

Special Warrant Financing

On March 24, 2014, we entered into subscription agreements with certain accredited investors (the “Subscribers”) pursuant to which we agreed to sell, and the Subscribers agreed to purchase, in the aggregate, 12,525,000 Special Warrants (each a "Special Warrant") at a price of $0.20 per Special Warrant for aggregate proceeds of $2,505,000 (the “Special Warrant Offering”). On March 28, 2014, we entered into subscription agreements with certain additional Subscribers for the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. No finder’s fees or commissions were paid in connection with the Special Warrant Offering.

The Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019. Alternatively, if at any time during the term of the Special Warrants, we complete a subsequent sale of shares of its common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the Special Warrants. If the holder has not otherwise exercised the conversion rights associated with the Special Warrants prior to expiration, then the Special Warrants will automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the Special Warrant term.

The Special Warrants extend for a term ending on the earlier of March 31, 2015 and the date that is one month after we complete any transaction or number of transactions involving the sale of our common stock or Common Stock Equivalents for total gross proceeds of $7,000,000 or more.

The following directors, officers and 10% beneficial owners participated in the Special Warrant Offering:

Name and Position	Proceeds	No. of Special Warrants Subscribed For
Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	$75,000	375,000

Name and Position	Proceeds	No. of Special Warrants Subscribed For
Mark H. Brennan Director	$25,000	125,000
Steve Klein(1) Director	$600,000(1)	3,000,000(1)
Robert D. McDougal Chief Financial Officer, Treasurer and Director	$25,000	125,000
Nanominerals Corp. 10% Beneficial Owner	$100,000	500,000
Total:	$825,000	4,125,000

Note:
(1)

Includes 250,000 Special Warrants directly subscribed for by Mr. Klein, plus an additional 2,750,000 Special Warrants subscribed for by trusts for whom Mr. Klein acts as trustee and over which Mr. Klein has investment and voting power. Mr. Klein disclaims any pecuniary interest in the securities held by the trusts for whom he acts as trustee.

Unit Subscription by Nanominerals Corp.

On March 25, 2014, we entered into a subscription agreement with Nanominerals Corp. (the “NMC Subscription Agreement”), whereby Nanominerals has agreed to purchase units (each an “NMC Unit”) of the Company, for an aggregate purchase price of $300,000 (the “Aggregate Purchase Price”). The total number of NMC Units to be sold to Nanominerals on closing will be based on a per unit purchase price equal to the greater of $0.20 and the average closing price of our common stock over the ten trading days immediately prior to closing (the “Per Unit Purchase Price”). Each NMC Unit will consist of one share of our common stock and one share purchase warrant (each an “NMC Warrant”) entitling the holder thereof to purchase one additional share of common stock at a price equal to 200% of the Per Unit Purchase Price, for a period expiring on March 29, 2019. Under the terms of the NMC Subscription Agreement, Nanominerals will complete the purchase of the Units on or before August 15, 2014.

Extension of 2007, 2009 and 2010 Private Placement Warrants and Consultant Warrants

On November 26, 2013 our Board of Directors approved an extension of the expiry date for warrants issued under our 2007, 2009 and 2010 private placements, and certain additional warrants issued to consultants for services in 2009 and 2010 (collectively, the “Expiring Warrants”) to January 15, 2014. On January 15, 2014, our Board of Directors approved a further extension to the expiry date of the Expiring Warrants from January 15, 2014 to April 30, 2014 as follows:

		Exercise
	Maximum No. of Shares	Price per	Previous	Extended
Expiring Warrants	Issuable on Exercise	Share	Expiry Date	Expiry Date
2007 Private Placement Warrants	10,160,650	$0.75	January 15, 2014	April 30, 2014
2009 Private Placement Warrants	6,894,677	$0.75	January 15, 2014	April 30, 2014
2010 Private Placement Warrants	5,517,500	$0.75	January 15, 2014	April 30, 2014
2009 Consultant Warrants	200,000	$0.55	January 15, 2014	April 30, 2014
2010 Consultant Warrants	3,800,000	$0.75	January 15, 2014	April 30, 2014

Our Directors and officers beneficially own Expiring Warrants as follows:

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

2014 Executive Officer Compensation

On January 17, 2014, our Board of Directors fixed the annual cash compensation for our executive officers and also granted to our executive officers non-qualified stock options for the purchase of up to 1,300,000 shares of our common stock under our 2007 Stock Incentive Plan at a price of $0.28. A description of the annual cash compensation and options granted to our executive officers for the 2014 fiscal year is provided under Item 11 of this Annual Report on Form 10-K.

Grant of Options to Independent Directors

Effective January 17, 2014, we granted to our independent directors non-qualified stock options to purchase an aggregate of 600,000 shares of our common stock under the our 2007 Stock Incentive Plan at an exercise price of $0.28 per share. A description of the 2014 stock option grants to our independent directors is provided under Item 11 of this Annual Report on Form 10-K.

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
  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
  There will have to be a report of the potential impact of the work on the local fauna and flora.

Employees

As of the date of this Annual Report, other than our officers and directors, we have 13 full-time employees.

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

We expect to spend approximately $6,390,000 during the twelve months ending December 31, 2014 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. On March 24, 2014, we completed the sale of 12,525,000 Special Warrants for total proceeds of $2,505,000 on a private placement basis. On March 28, 2014 we completed the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. As a result of completing the sale of the Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until August 31, 2014. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

In 2012 there was an increase in claim maintenance fees related to association placer claims. Previously, maintenance fees for placer mineral claims were $140 per year per placer claim, with claims being up to 160 acres each. Beginning in 2012, these fees were increased to $140 for every 20 acres of a placer claim, effectively increasing the fee for a 160 acre claim from $140 to $1,120.

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

Pursuant to the provisions of the Nevada Revised Statutes (the “NRS”), directors are to be elected at the annual meeting of the stockholders. Pursuant to the NRS and our bylaws, our board of directors is granted the authority to fix the date, time and place for annual stockholder meetings. We expect to hold an annual stockholder meeting in 2014; however, no date, time or place has yet been fixed by our board for the holding of an annual stockholder meeting. Pursuant to the NRS and our bylaws, each of our directors holds office after the expiration of his term until a successor is elected and qualified, or until the director resigns or is removed. Under the provisions of the NRS, if an election of our directors has not been made by our stockholders within 18 months of the last such election, then an application may be made to the Nevada district court by stockholders holding a minimum of 15% of our outstanding stockholder voting power for an order for the election of directors in the manner provided in the NRS.

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

We currently lease office space located at 2360 W. Horizon Ridge Parkway Suite 100, Henderson, NV 89052 at a rate of $4,747 per month.

We currently own an interest in, or rights to, two mineral projects that we refer to as the Columbus Project and the Red Mountain Project.

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 664 unpatented placer federal mining and millsite claims on BLM land which cover 50,538 acres and an additional 80 acres of private land, for a total of 50,618 acres. It includes a permitted and operational pilot plant and mine site. We currently own a 100% stake in all 664 claims that make up the Columbus Project. Our current Area of Interest approximates 2,000 acres on the west side of our Project claims.

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

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS, IRELAND CLAIMS AND THE DDB CLAIMS

Figure 2: Columbus Project Property Map

PROPERTY MAP

Columbus Project, Esmeralda County, Nevada, USA

LEGEND
Columbus Property
Permitted Mine Site
Non IRLD Claims
Private Land
N
95
6
6
4228000
4222000
4216000
4210000
4204000
404000
408000
412000
416000
420000
424000
0
1
2
3
4
5
Miles
IRELAND INC

The Columbus Project is comprised of 664 unpatented placer federal mining and millsite claims on BLM land which cover 50,538 acres and an additional 80 acres of private land, for a total of 50,618 acres.

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

On May 10, 2013, we paid the fees for an additional 80 claims, also referred to as “Ireland Claims”.

As of the date of this Annual Report on Form 10-K, we own a 100% interest in all of the CBI Claims, DDB Claims and Ireland Claims.

Each of the CSM, Ireland and DDB Claims are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2013 claim year totaled $461,395. A summary of the Columbus Project Claims is included as an exhibit to this Annual Report on Form 10-K.

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

Our most recent exploration efforts have focused on the sand material, specifically in a 2,000 acre area of interest on the west side of our project site. Through three drill programs, we have identified The North Sand Zone and the South Sand Zone. The North Sand Zone has been the site of the source material for our recent extraction tests.

To date, 34 holes have been drilled in the 0.67 square mile (429 acres) North Sand Zone, and 3 holes in the 0.48 square mile (307 acres) South Sand Zone. Drilling has been completed to depths ranging from 165 feet to 400 feet in both sand zones. We have yet to drill through the sand zone with any of our drilling to date.

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow after Phase Four. We are currently devoting the majority of our resources on testing and modifying our mining and recover methodology for the Columbus Project to determine if our planned extraction process for the Columbus Project is commercially viable. After effective operating parameters for the on-site pilot plant have been fully implemented and the pilot plant is operating continuously, we intend to initiate the Phase Four drilling program.

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

Mineralized Intervals

To determine the mineralized intervals in the North and South Sand Zone, we chose a minimum grade of 0.015 opt Au to identify mineralized material, and identification of at least three contiguous mineralized samples indicated a mineralized zone. Upon completion of a feasibility study, a commercial grade mineralized cut off will be determined and mineralized zones will be recalculated. The caustic fusion assay results from the 2008, 2009 and 2010 drilling programs are listed below, broken down by area. It should be noted that because of the nature of the geology, the material must be mined from the surface down, so therefore, mineralized averages that start at depth rather than at the surface, may appear higher than they would be in production.

To date, 34 holes have been drilled in the North Sand Zone. Drilling in the North Sand Zone covered approximately 0.67 square miles, to depths ranging from 165 feet to 400 feet beneath the surface of the Columbus Marsh Basin, In addition, three holes have been drilled in the South Sand Zone, to depths of between approximately 200 to 400 feet.

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

As mentioned previously, the entombment of the precious metals in the refractory organics and silicates at the Columbus Project can cause problems of extraction, and therefore detection by many methods of analysis. The early test work (2006-2009) completed by AuRIC and our metallurgists demonstrated that fire assaying and multi-acid digesting were ineffective at extracting commercial values of gold and silver from the head samples of sand and clay from the Columbus. In January 2010, the Nevada Bureau of Mines and Geology (the “NBMG”) reported that they had conducted a small sampling program on our claims.1 It should be noted that the location of the NBMG sample sites were approximately one to three miles away from our current area of operations and testing, and in a different geology. We have not conducted our own tests on sample materials extracted from this location. However, the results reported by the NBMG are consistent with our expectations based on our work using similar assaying methods. According to the report prepared by the NBMG, they took five near surface samples, taken to a depth of 30-52 cm (approx. one ft.), from the Columbus Salt Marsh. Splits of each of the samples were then reportedly analyzed by fire assay (Au and Ag), fire assay fusion followed by instrumental neutron activation finish (Au and Ag), fire assay and inductively coupled plasma atomic emission (Au), four acid near total digestion (Ag) and aqua regia digestion (Au and Ag). The NBMG reported that they found small quantities of gold (0.00035 opt to 0.000029 opt) and silver (0.00233 opt to 0.00029 opt) for four acid digestion – other tests were reportedly below their detection limits.

_________________________
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

We are currently continuing the process of transferring the gold and silver extraction process that achieved our targeted extraction rates when operated under laboratory conditions at AuRIC’s facility in Salt Lake City to the on-site pilot plant. Recoveries from our tests using the on-site extraction process have not yet reached our targeted recovery rate of 0.03 opt AuE. Current efforts to finalize the mining and recovery methodology are based on a methodical two-pronged approach consisting of: (a) replicating on-site the extraction process that achieved targeted extraction rates when operated by AuRIC at its facility in Salt Lake City; and (b) modifying this extraction process to attain our recovery rate objectives.

The Columbus Project extraction process consists of three steps:

1.	First a gravity concentration circuit that processes between two and five tons of raw material to generate one ton of concentrates.

2.	Next, the concentrates are leached, then filtered and then loaded onto resins at the on-site pilot plant.

3.	The resins are then ashed to determine the quantity of gold and silver recovered.

In Q4 2011 and Q1 2012, we announced the results of tests completed by AuRIC Metallurgical Laboratories (“AuRIC”) of Salt Lake City, Utah. AuRIC completed three bulk tests (194 lb., 220 lb., 3,000 lb.) on sand material collected from a single site within the North Sand Zone and then sent to Salt Lake City and processed through our gravity concentration circuit under laboratory conditions at AuRIC’s facilities. The total results of the tests were: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.096 opt AuE2, 0.084 opt Au and 0.642 opt Ag).

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

_______________________
2	AuE opt = Au opt + Ag/55 opt

Summary of Bulk Sand Leach Tests

	Head Ore	Gravity Con	Gravity	TS	Calculated Head Extracted Metals
	Weight	Weight	Cons	Leach
Test	lbs	lbs	Ratio	pH	Au opt	Ag opt	AuE opt
4028H, 4029H	10,821	1,873.6	5.78:1	12	0.101	0.153	0.104

4037H	14,797	2,187.4	6.77:1	9	0.026	0.136	0.029

4046H	10,711	1,974.5	5.42:1	12	0.037	0.135	0.040

4048H	12,590	2,211.6	5.69:1	12	0.029	0.148	0.031

Totals	48,919	8,247.1	5.93:1		0.046	0.143	0.049

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

In Q4 2012, we finalized operating parameters for the gravity concentration components of the onsite pilot plant. In Q4 2012 and Q1 2013, we installed equipment for the leaching and metal extraction components of the onsite extraction circuit. In April 2013, we commenced our first series of multi-ton batch extraction tests, and conducted additional test series through 2013. A “test series” consists of three to five individual tests run semi-concurrently under very similar operating parameters. Results from these test series produced small amounts of gold and silver but, were below our targeted extraction rate of 0.03 opt AuE.

In December 2013, we installed new leach filtration equipment on-site. This equipment is a duplicate of the filter used in our laboratory tests at AuRIC’s facility in Salt Lake City. In January 2014, the concentrating equipment used for laboratory tests in Salt Lake City was also relocated to the Columbus Project site, operating alongside the concentrating equipment that was installed in 2012.

After the installation of the new leach filtration and concentrating equipment, two concentration and leach tests (1,000 lbs. each) were run through the extraction circuit and the loaded resins ashed. These tests did not achieve our targeted recovery rate of 0.03 opt AuE. However, the information derived from these tests has allowed us to determine several additional operational adjustments. We initiated electron microscope work (TEM) on the leach solutions. The TEM micrographs identified the state of the precious metals in solution as gold colloids. Zeta potential measurements showed that the gold colloids were negative charged. This data has allowed us to modify the extraction rate. We are encouraged to note that some of the operational changes have improved recovery rates over previous tests.

As part of our efforts to evaluate modifications to the extraction process, small analytical tests (5 to 60 grams) have been completed. These small tests have resulted in higher gold extraction rates (>0.04 opt Au). However, we do not yet know if these improved results can be consistently replicated because they were derived from small sample sizes or if the extraction process is commercially viable. The source material for these tests was taken primarily from only two areas and thus results cannot be extrapolated to the wider Columbus Project Area.

As previously stated, our current efforts to finalize the mining and recovery methodology are based on a methodical two-pronged approach. We are currently assessing the leaching and filtration components of the onsite extraction circuit, focusing particularly on any charge or other interfering elements that may lower the effectiveness of the final extraction process. Based on this assessment we will make any required adjustments.

In parallel, we are evaluating alternative steps that could be added to the extraction circuit with the ultimate goal of demonstrating commercial viability. Some of these early tests have shown encouraging results on small sample tests (5g to 60g). Based on successful large scale meaningful results, we will make any necessary adjustments to the extraction circuit.

As part of our testing, bulk samples (up to 35 tons) will be taken at the surface of each drill hole location to be processed through the onsite extraction circuit. This production data, along with the analytical results from the phase four drill program will allow us to build a 3D model of the mineralization grades within our project.

Once batch extraction rates have been established to our satisfaction, we intend to begin the process of phasing in operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. The steps needed to accomplish this goal are:

  Run the existing small concentration circuit daily (~100 to 150 lbs. head material per hour).
  When enough concentrates are produced, run the leach circuit once per week (~1,000 to ~2,000 lbs. of concentrates = 5,000 to 10,000 lbs. head material). Each concentration and leach test takes 14 to 28 days to complete.
  While small concentration circuit is in operation, we will concurrently complete upgrades to the large concentrating circuit (~1,000 lbs. of head material per hour).
  When the large concentration circuit is operational, then we will operate the leach circuit two to five days per week. This will be referred to as the pilot plant operating continuously.

Once the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program, permits for which have already been obtained.

In addition, if the operation of the pilot plant proves, to our satisfaction, that the Columbus Project is economically viable, we may seek to expand the production permitted area, reconfigure the production process and/or construct additional production circuits within the mill site to increase production capacity. The production model for the Columbus Project is anticipated to be a low cost, high volume mining operation.

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

RIGHTS TO THE RED MOUNTAIN PROJECT

On July 20, 2011, we entered into an amended and restated option agreement for the Red Mountain Project (the “Amended Red Mountain Option”). The Amended Red Mountain Option replaces the Red Mountain Letter Agreement under which we had previously earned a 30.6% undivided interest in the Red Mountain Project. Under the terms of the Amended Red Mountain Option, we have the option (the “Buyout Option”) to buyout all of the optionor’s interest in the Red Mountain Project by paying to the optionor $200,000 in cash and issuing to the optionor $3,800,000 worth of our common stock. If we exercise the Buyout Option, of which there is no assurance, we will own 100% of the Red Mountain Project. We have until December 31, 2016 to exercise the Buyout Option.

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

Each of the claims making up the Red Mountain Project are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the BLM by September 1 of each year. Claim maintenance fees for the Red Mountain claimed property was $99,367 for the 2013 claim year. We are responsible for paying the claim maintenance fees for the Red Mountain claims. Amounts paid to maintain the claims are counted against the amounts we are obligated to spend on the project to maintain our option rights. A summary of the Red Mountain Project Claims was included as an exhibit to Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the SEC on January 11, 2013.

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

CURRENT EXPLORATION

Our exploration program for the Red Mountain Project consists of a drilling and sampling program. The Red Mountain Project is not currently active. We have set a budget of $199,000 for the Red Mountain Project for the 12 months ending December 31, 2014.

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

MARKET INFORMATION

Quotations of our common stock are entered on the OTC Link alternative trading system on the OTCQB marketplace under the symbol “IRLD.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	2013*		2012*
	High	Low	High	Low
First quarter ended March 31	$0.69	$0.38	$1.09	$0.19
Second quarter ended June 30	$0.47	$0.26	$1.11	$0.51
Third quarter ended September 30	$0.39	$0.22	$1.30	$0.73
Fourth quarter ended December 31	$0.28	$0.17	$1.02	$0.57

*	High and low bid information was not available for fiscal quarters ending after March 30, 2012. For the periods presented, prices represent high and low closing prices during the period.

Bid quotations entered on OTC Link and the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 27, 2014, there were 189 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

We did not sell any equity securities during the fiscal year ended December 31, 2013.

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2013. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow. We are currently devoting the majority of our resources to establishing our planned mining and recovery methodology for the Columbus Project. After effective operating parameters for our on-site pilot plant have been fully implemented and the pilot plant is operating continuously, we intend to initiate our Phase Four drill program.

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

We are currently continuing the process of transferring the gold and silver extraction process that achieved our targeted extraction rates when operated under laboratory conditions at AuRIC’s facility in Salt Lake City to the Columbus Project’s on-site pilot plant. Recoveries from our tests using the on-site extraction process have not yet reached our targeted recovery rate of 0.03 opt AuE. Current efforts to finalize the mining and recovery methodology are based on a methodical two-pronged approach consisting of:

(i)	replicating on-site the extraction process that achieved targeted extraction rates when operated by AuRIC at its facility in Salt Lake City; and

(ii)	modifying this extraction process to attain our recovery rate objectives.

In December 2013 we installed new leach filtration equipment at the on-site pilot plant that is the duplicate of the filter used during laboratory tests at AuRIC’s facility. In January 2014, the concentrating equipment used for the laboratory tests in Salt Lake City was also relocated to the on-site pilot plant.

We are continuing to run tests through the on-site concentration and leaching circuit in an effort to improve extraction rates with the goal of achieving our 0.03 opt AuE targeted extraction rate. We are encouraged by the fact that operational changes made as a result of information gained from these test runs has allowed us to improve recovery rates over previous tests. Although we have not yet achieved our targeted recovery rates on batch sized tests, we are cautiously optimistic that we will continue to improve our extraction rates.

Once batch extraction rates have been established to our satisfaction, we intend to begin the process of phasing in the operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. After the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program. This timeline will be dictated by process results, and the availability of personnel and equipment.

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

We anticipate spending approximately $4,037,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending December 31, 2014.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. Currently the Red Mountain Project is not currently active. We have set a budget of $199,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending December 31, 2014. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2013 included in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Our financial position was as follows at December 31, 2013 and 2012:

	2013	2012

Cash	$708,371	$5,636,638

Current liabilities	$230,429	$236,675
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$35,732,808	$40,777,577

During our fiscal year ended 2013, our liquidity position was affected by the following:

  Continued exploration stage losses of $5,924,322 for the twelve months ended December 31, 2013. Significant non-cash expenses through this period included depreciation of $934,518 and share based compensation of $778,213. Significant non-cash income included the income tax benefit of $612,611.

  Purchases of new equipment in the amount of $182,252.

During our fiscal year ended 2012, our liquidity position was affected by the following:

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

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending December 31, 2014:

Columbus Project
º	Property Payments	$362,000
º	Drilling Program and Mineralization Estimates	1,769,000
º	Pilot Plant / Project Feasibility	1,906,000
	Total for Columbus Project	$4,037,000

Red Mountain Project
º	Property Acquisition and Maintenance Costs	$199,000
	Total for Red Mountain Project	$199,000

General and Administration
	Total for General and Administration	$1,954,000
Total Expected Expenses		$6,190,000
Total Expected Capital Expenditures		$200,000
Total Expected Cash Expenditures		$6,390,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2014 will be approximately $6,390,000. As of December 31, 2013, we had cash reserves in the amount of approximately $708,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending December 31, 2014. On March 24, 2014, we completed the sale of 12,525,000 Special Warrants for total proceeds of $2,505,000 on a private placement basis. On March 28, 2014, we completed the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. As a result of completing the sale of the Special Warrants, we anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to August 31, 2014. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources. A detailed description of the Special Warrant financing is provided under Item 1 of this Annual Report on Form 10-K.

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

Operating Expenses

Mineral exploration and evaluation expenses increased by 1.2%% to $2,626,256 during the year ended December 31, 2013 from $2,594,059 during the year ended December 31, 2012. The increase was primarily the result of an increase in claim maintenance fees beginning in September 2012.

Mineral exploration and evaluation expenses – related party decreased by 4.8% to $459,438 for the year ended December 31, 2013 from $482,362 for the year ended December 31, 2012. These amounts represent fees and reimbursement of expenses to Nanominerals Corp. related to exploration work conducted on the Columbus Project. Nanominerals Corp. is our largest shareholder. The decrease is due to a reduction in reimbursable expenses billed to us.

General and administrative expenses increased by 6.3% to $2,386,342 for the year ended December 31, 2013 from $2,243,888 during the year ended December 31, 2012. General and administrative expenses increased primarily as a result of expenses related to the extension of private placement warrants, increased director fees with the hiring of an additional director, and increases in consulting and salary expenses.

General and administrative expenses – related party decreased by 7.9% to $68,500 during the year ended December 31, 2013 from $74,353 during the year ended December 31, 2012. General and administrative expenses decreased due to fewer expenses paid to DOSA Consulting LLC for use of employees. Douglas D.G. Birnie is the principal of DOSA Consulting.

Other Income and Expenses. Total other income and expense increased by 46.3% to $34,571 during the year ended December 31, 2013 from $23,638 during the year ended December 31, 2012. The increase was a result of rental income received by Searchlight Minerals Corp., a sublessee in our corporate office.

Income Tax Benefit. Income tax benefit decreased by 72.2% to $612,611 during the year ended December 31, 2013 from $2,206,462 during the year ended December 31, 2012. The decrease is due to increasing the allowance on net deferred tax assets.

Net Loss. The aforementioned factors resulted in a net loss of $5,924,322, or $0.04 per common share, for the year ended December 31, 2013, as compared with a net loss of $4,172,767, or $0.03 per common share, for the year ended December 31, 2012.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carry forwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect ASU 2013-11 to have a material effect on our financial condition, results of operation, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2013, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2013 and 2012;

3.	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and the period from February 20, 2001 (date of inception) to December 31, 2013;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2013; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period on February 20, 2001 (date of inception) to December 31, 2013;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Ireland Inc.

We have audited the accompanying consolidated balance sheets of Ireland Inc. (An Exploration Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013, and accumulated for the period from February 20, 2001 (Date of Inception) to December 31, 2013. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, and for the period from February 20, 2001 (Date of Inception) to December 31, 2013, and cumulative data in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Ireland Inc. will continue as a going concern. As described in Note 1 to the financial statements, Ireland, Inc.’s operating losses raise substantial doubt about its ability to continue as a going concern, unless Ireland Inc. attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California
March 31, 2014

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$708,371	$5,636,638
Other receivables	8,380	10,523
Prepaid expenses	351,876	335,485

Total current assets	1,068,627	5,982,646

Property and equipment, net	2,210,909	2,963,625
Mineral properties	32,128,133	32,128,133
Restricted investments held for reclamation bonds	1,175,725	1,186,681
Reclamation bonds	39,719	40,000
Deposits	12,462	2,200

Total non-current assets	35,566,948	36,320,639

Total assets	$36,635,575	$42,303,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$111,260	$97,568
Accounts payable - related party	38,160	48,651
Accrued payroll and related taxes	57,719	67,166
Due to related party	23,290	23,290

Total current liabilities	230,429	236,675

Long-term liabilities
Asset retirement obligation	672,338	672,338
Deferred income taxes	-	616,695

Total long-term liabilities	672,338	1,289,033

Total liabilities	902,767	1,525,708

Commitments and contingencies - Note 7

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,559,542 and 146,059,542 shares, respectively, issued and outstanding	146,558	146,058
Additional paid-in capital	64,156,279	63,269,641
Accumulated other comprehensive income	12,771	20,356
Accumulated deficit during exploration stage	(28,582,800)	(22,658,478)

Total stockholders' equity	35,732,808	40,777,577

Total liabilities and stockholders' equity	$36,635,575	$42,303,285

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,626,256	2,594,059	17,252,012
Mineral exploration and evaluation expenses - related party	459,438	482,362	4,046,397
General and administrative	2,386,342	2,243,888	13,453,899
General and administrative - related party	68,500	74,353	165,919
Depreciation	934,518	900,540	3,276,732
Loss on asset disposal	450	12,165	12,615
Mineral and property holding costs	96,000	95,500	739,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	6,571,504	6,402,867	39,256,074

Loss from operations	(6,571,504)	(6,402,867)	(39,256,074)

Other income (expense)
Interest income	26,981	25,971	405,929
Rental income - related party	11,276	-	11,276
Interest expense	(3,686)	(2,333)	(12,002)

Total other income (expense)	34,571	23,638	405,203

Loss before income taxes	(6,536,933)	(6,379,229)	(38,850,871)

Income tax benefit	612,611	2,206,462	10,268,071

Net loss	$(5,924,322)	$(4,172,767)	$(28,582,800)

Loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding - basic and diluted	146,178,172	136,251,969

Consolidated Statements of Comprehensive Loss

Net loss	$(5,924,322)	$(4,172,767)	$(28,582,800)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	(7,585)	(4,817)	12,771

Total comprehensive loss	$(5,931,907)	$(4,177,584)	$(28,570,029)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated
				Common	Other	Deficit During	Total
	Common Stock		Additional	Stock	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Loss	Stage	Equity
Balance, February 20, 2001	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash, $0.002 per share	29,750,000	29,750	39,000	-	-	-	68,750
Net loss	-	-	-	-	-	(16,045)	(16,045)
Balance, December 31, 2001	29,750,000	29,750	39,000	-	-	(16,045)	52,705
Net loss	-	-	-	-	-	(49,313)	(49,313)
Balance, December 31, 2002	29,750,000	29,750	39,000	-	-	(65,358)	3,392
Net loss	-	-	-	-	-	(32,516)	(32,516)
Balance, December 31, 2003	29,750,000	29,750	39,000	-	-	(97,874)	(29,124)
Net loss	-	-	-	-	-	(51,000)	(51,000)
Balance, December 31, 2004	29,750,000	29,750	39,000	-	-	(148,874)	(80,124)
Issuance of common stock for cash, $0.025	6,800,000	6,800	163,200	-	-	-	170,000
Net loss	-	-	-	-	-	(54,025)	(54,025)
Balance, December 31, 2005	36,550,000	36,550	202,200	-	-	(202,899)	35,851
Net loss	-	-	-			(95,279)	(95,279)
Balance, December 31, 2006	36,550,000	36,550	202,200	-	-	(298,178)	(59,428)
Issuance of common stock under Option Assignment Agreement, $0.0075 per share	30,000,000	30,000	195,000	-	-	-	225,000
Issuance of common stock for cash, $0.65 per share, net of $243,652 issuance fees	20,000,000	20,000	12,736,348	-	-	-	12,756,348
Share-based compensation	-	-	101,317	-	-	-	101,317
Net loss	-	-	-	-	-	(2,243,271)	(2,243,271)
Balance, December 31, 2007	86,550,000	86,550	13,234,865	-	-	(2,541,449)	10,779,966
Issuance of common stock from option exercise, $0.05 per share	20,000	20	980	-	-	-	1,000
Issuance of common stock under Asset Purchase Agreement, $1.9157 per share	10,440,087	10,440	19,989,560	-	-	-	20,000,000
Issuance of warrants under Asset Purchase Agreement	-	-	1,359,351	-	-	-	1,359,351
Share-based compensation	-	-	1,474,693	-	-	-	1,474,693
Net loss	-	-	-	-	-	(4,115,927)	(4,115,927)
Balance, December 31, 2008	97,010,087	97,010	36,059,449	-	-	(6,657,376)	29,499,083
Issuance of common stock for cash, $0.45 per share, net of $304,641 issuance fees	13,889,355	13,889	5,931,680	162,000	-	-	6,107,569
Share-based compensation	-	-	108,323	-	-	-	108,323
Net loss	-	-	-	-	-	(3,248,652)	(3,248,652)
Balance, December 31, 2009	110,899,442	110,899	42,099,452	162,000	-	(9,906,028)	32,466,323
Issuance of common stock for cash, $0.45 per share, net of $11,743 issuance fees	11,035,000	11,035	4,942,972	(162,000)	-	-	4,792,007
Issuance of common stock from option exercise, $0.05 per share	500,000	500	24,500	-	-	-	25,000
Share-based compensation	-	-	1,232,927	-	-	-	1,232,927
Unrealized loss on short-term investments, net of $331 deferred tax	-	-	-	-	(614)	-	(614)
Net loss	-	-	-	-	-	(4,691,054)	(4,691,054)
Balance, December 31, 2010	122,434,442	122,434	48,299,851	-	(614)	(14,597,082)	33,824,589
Issuance of common stock for cash, $0.55 per share, net of $2,455 issuance fees	5,018,199	5,018	2,752,536	-	-	-	2,757,554
Share-based compensation	-	-	1,180,667	-	-	-	1,180,667
Unrealized gain on investments, net of deferred tax $13,887	-	-	-	-	25,787	-	25,787
Net loss	-	-	-	-	-	(3,888,629)	(3,888,629)
Balance, December 31, 2011	127,452,641	127,452	52,233,054	-	25,173	(18,485,711)	33,899,968
Issuance of common stock for cash, $0.50 per share, net of $42,267 issuance fees	9,560,000	9,560	4,728,173	-	-	-	4,737,733
Issuance of common stock from warrant exercise, $0.75 per share	50,000	50	37,450	-	-	-	37,500
Issuance of common stock from option exercise, $0.05 per share	100,000	100	4,900	-	-	-	5,000
Issuance of common stock for cash, $0.65 per share, net of $395,245 issuance fees	8,896,901	8,896	5,378,845	-	-	-	5,387,741
Share-based compensation	-	-	887,219	-	-	-	887,219
Unrealized loss on investments, net of deferred tax $2,596	-	-	-	-	(4,817)	-	(4,817)
Net loss	-	-	-	-	-	(4,172,767)	(4,172,767)
Balance, December 31, 2012	146,059,542	146,058	63,269,641	-	20,356	(22,658,478)	40,777,577
Stock-based compensation	-	-	778,213	-	-	-	778,213
Stock -based expenses	-	-	83,925	-	-	-	83,925
Issuance of common stock from option exercise, $0.05 per share	500,000	500	24,500	-	-	-	25,000
Unrealized gain on investments, net of $4,084 deferred tax	-	-	-	-	(7,585)	-	(7,585)
Net loss	-	-	-	-	-	(5,924,322)	(5,924,322)
Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$-	$12,771	$(28,582,800)	$35,732,808

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continue)

			For the period from
			February 20, 2001
			(date of inception)
	For the Year Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,924,322)	$(4,172,767)	$(28,582,800)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	934,518	900,540	3,276,732
Loss on asset disposal	450	12,165	12,615
Write-off of mineral rights	-	-	14,000
Stock-based compensation	778,213	887,219	5,738,422
Stock-based expenses	83,925	-	83,925
Deferred income taxes	(612,611)	(2,206,462)	(10,268,071)

Changes in operating assets and liabilities:
Other receivables	2,143	(4,041)	(8,380)
Prepaid expenses and deposits	(16,391)	(158,321)	(746,949)
Reclamation bonds and other deposits	(9,981)	-	(20,921)
Accounts payable and accrued liabilities	(6,246)	22,121	103,537
Asset retirement obligation	-	100,000	672,338

Net cash used in operating activities	(4,770,302)	(4,619,546)	(29,725,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	(182,252)	(252,843)	(5,129,410)
Purchase of mineral claims	-	(180,080)	(180,080)
Purchase of restricted investments held for reclamation bonds	(713)	(527)	(1,156,078)

Net cash used in investing activities	(182,965)	(433,450)	(6,465,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	25,000	10,605,486	37,891,205
Stock issuance costs	-	(437,512)	(1,000,004)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	25,000	10,167,974	36,899,491

NET CHANGE IN CASH	(4,928,267)	5,114,978	708,371

CASH AT BEGINNING OF PERIOD	5,636,638	521,660	-

CASH AT END OF PERIOD	$708,371	$5,636,638	$708,371
	-

SUPPLEMENTAL INFORMATION

Interest paid	$3,686	$2,333	$12,002

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $28,570,029 as of December 31, 2013. This amount is comprised of net loss from operations of $28,582,800 and other comprehensive income of $12,771. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company’s financial instruments consist of restricted investments in U.S. Treasury Notes and certificates of deposit. These investments are classified within Level 1 of the fair value hierarchy as their fair value is determined using quoted prices in active markets. There have been no changes in valuation techniques for these instruments or transfers of assets between levels for the years ended December 31, 2013 or 2012.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At December 31, 2013 and 2012, 58,879,025 and 63,053,055 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of ASU 2013-11 to have a material effect on its financial condition, results of operation, or cash flows.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(15,807)	$45,598	$20,854	$(10,334)	$10,520
Computers and equipment	52,275	(15,977)	36,298	15,171	(10,129)	5,042
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,006,347)	919,384	2,925,731	(1,459,137)	1,466,594
Site equipment	1,839,397	(976,435)	862,962	1,736,202	(653,759)	1,082,443
Vehicles	23,595	(23,595)	-	23,595	(21,236)	2,359
Building	500,000	(183,333)	316,667	500,000	(133,333)	366,667

	$5,432,403	$(3,221,494)	$2,210,909	$5,251,553	$(2,287,928)	$2,963,625

Depreciation expense was $934,518 and $900,540 for the years ended December 31, 2013 and 2012 respectively.

3.	MINERAL PROPERTIES

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

DDB Claims - The Company, through its subsidiary CMI, had a lease agreement for mining claims with the DDB Syndicate. Douglas D.G. Birnie, the Company’s CEO, is the indirect owner of a 1/8 interest in the DDB Syndicate, as is Lawrence E. Chizmar, a former member of our Board of Directors and a former director of CBI. The remaining members of the DDB Syndicate are made up of former officers and directors, and relatives of former officers and directors, of CBI, and affiliates of NMC. The DDB Claims were located in 2007, prior to Mr. Birnie’s, NMC’s, or Mr. Chizmar’s involvement with the Company.

The mining lease agreement provided the Company with an option to purchase the DDB Claims. On November 20, 2012, the Company exercised their option to purchase the DDB Claims. The total purchase price of $180,080 is included in mineral properties.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At December 13, 2013 and 2012, obligations under cash bonding amounted to $39,719 and $40,000, respectively. At December 31, 2013 and 2012, restricted investments amounted to $1,175,725 and $1,186,681 respectively, and exceeded bonding requirements by $25,725 and $36,681, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2013
US Treasury Notes	$879,553	$19,648	$-	$899,201
Certificates of deposit	276,524	-	-	276,524

Total available-for-sale securities	$1,156,077	$19,648	$-	$1,175,725

December 31, 2012
US Treasury Notes	$879,553	$31,317	$-	$910,870
Certificates of deposit	275,811	-	-	275,811

Total available-for-sale securities	$1,155,364	$31,317	$-	$1,186,681

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income. Unrealized losses were $11,669 and $7,413 for the years ended December 31, 2013 and 2012, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2014, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset requirement obligation relates to the Columbus Project and amounted to $672,338 as of December 31, 2013 and 2012, respectively. The estimated costs were discounted using a credit adjusted risk-free rate of 4.27 and 4.25% and an inflation rate of 3.91% and 3.78% for the years ended December 31, 2013 and 2012, respectively.

4.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2013, stockholders’ equity activity consisted of the following:

1.

On May 30, 2013 and on November 26, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 22,572,827 private placement warrants granted in connection with the 2007, 2009 and 2010 private placement offerings, and 4,000,000 additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended from June 30, 2013 to November 30, 2013 and again to January 15, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

	November Extension	May Extension

Risk-free interest rate	0.07%	0.07%
Expected volatility	47.76%	70.33%
Expected life (years)	0.10	0.40
Fair value	$ -	$83,925

2.

During 2013, the Company issued 500,000 shares of common stock from the exercise of stock options for gross proceeds of $25,000. The options had an exercise price of $0.05 and an expiration date of March 30, 2017.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2012, stockholders’ equity activity consisted of the following:

1.

On November 30, 2012, the Company issued an aggregate of 8,896,901 units at a price of $0.65 per unit in private placement offerings for aggregate proceeds of $5,782,986. Each unit is comprised of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.95 per share for a period expiring November 30, 2016. Fees related to this private placement amounted to $395,245. In connection with the offering, the Company also entered into a registration rights agreement (“RRA”) as described in Note 7.

2.

On March 15, 2012, the Company completed the second tranche of a private placement offering. A total of 9,560,000 units were issued at a price of $0.50 per unit gross proceeds of $4,780,000. Each unit is comprised of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.80 per share for a period expiring March 31, 2015. After September 30, 2012, the Company may accelerate the expiration date of the warrants if the volume weighted average price for our common stock exceeds $2.40 per share for 20 consecutive trading days.

The Company paid finders’ fees of $14,000 in cash and 28,000 share purchase warrants related to the private placement. In addition, the Company will pay an additional cash fee of 4% of the exercise price of any warrants exercised by subscribers introduced by the finder. Filing and legal fees related to these issuances were $28,266.

3.

During 2012, the Company issued 150,000 shares of common stock from the exercise of stock options for gross proceeds of $42,500. The options had a weighted average exercise price of $0.28 per share and expiration dates between June 30, 2013 and March 30, 2017.

For the year ended December 31, 2011, the Company issued common stock as follows:

1.

On June 8, 2011, the Company completed a private placement offering. A total of 5,018,199 units were issued at a price of $0.55 per unit for gross proceeds of $2,760,009. Fees related to this private placement were $2,455. Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.80 per share expiring June 30, 2014. After November 30, 2011, the Company may accelerate the expiration date for the warrants if the volume weighted average price for its common stock on its principal trading market exceeds $2.80 per share for 20 consecutive trading days, and the average trading volume on that market during that 20 day period is not less than 0.2% of the Company's free float.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY (continued)

For the year ended December 31, 2010, the Company issued common stock as follows:

1.

On January 14, 2010, the Company completed a US and foreign private placement offering for gross proceeds of $4,965,750. A total of 11,035,000 units were issued at a price of $0.45. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring January 15, 2014, as amended. The Company incurred commissions payable to agents in connection with the private placement offering in the amount of $6,300 in cash and issued warrants to purchase up to 6,000 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $5,443.

2.	During 2010, the Company issued 500,000 shares of common stock from the exercise of stock options. The options had an exercise price of $0.05 per share and an expiration date of March 30, 2012.

For the year ended December 31, 2009, the Company issued common stock as follows:

1.

The Company completed four tranches of US and foreign private placement offerings. A total of 13,889,355 units at a price of $0.45 per unit were issued for gross proceeds of $6,250,210. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period expiring January 15, 2014, as amended. The Company incurred commissions payable to agents in connection with the Offering private placement in the amount of $286,526 in cash and issued warrants to purchase up to 272,881 shares of common stock. The warrants have an expiration date of June 30, 2013 and an exercise price of $0.75 per share. Financing costs related to this offering were $18,115.

For the year ended December 31, 2008, the Company issued common stock as follows:

1.

On February 20, 2008, the Company issued an aggregate of 10,440,087 shares of its common stock, and 5,220,059 share purchase warrants to the former shareholders of CBI in connection with the acquisition. Each share purchase warrant issued by the Company entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.39 per share expiring February 20, 2013.

2.	During 2008, the Company issued 20,000 shares of common stock from the exercise of stock options. The options had an exercise price of $0.05 per share and an expiration date of March 28, 2009.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY (continued)

Warrants associated with the 2010, 2009 and 2008 equity issuances do not constitute a registration payment arrangement.

During the year ended December 31, 2007, the Company issued common stock as follows:

a)

A total of 20,000,000 units at a price of $0.65 per unit were issued for gross proceeds of $13,000,000. The Company paid commissions totaling $243,652 and the agent also received warrants to purchase 160,650 shares of its common stock.

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

Private Placement and Acquisition Warrants - A summary of warrant activity for the years ended December 31, 2013 and 2012 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2011	30,630,867	$0.75 - 2.39	1.52
Granted	18,484,901	0.80 - 0.95	3.05
Exercised	(50,000)	0.75	-

Outstanding and exercisable, December 31, 2012	49,065,768	0.75 - 2.39	1.47
Granted	-	-	-
Exercised	(5,498,940)	0.75 - 2.39	-

Outstanding and exercisable, December 31, 2013	43,566,828	$0.75 – 0.95	0.92

The table above does not include warrants issued as stock based compensation discussed in Note 5.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of December 31, 2013, the Company had granted 11,966,916 options under the Plan with a weighted average exercise price of $0.52 per option. As of December 31, 2013, 10,512,197 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At December 31, 2013, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the years ended December 31, 2013 and 2012:

	2013	2012

Dividend yield	-	-
Expected volatility	71.20% - 78.77%	70.84% - 82.80%
Risk-free interest rate	0.71% - 2.01%	0.11% - 1.96%
Expected life (years)	4.25 – 6.84	0.10 - 5.82

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

During the year ended December 31, 2013, the Company stock based awards as follows:

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

During the year ended December 31, 2012, the Company granted stock options as follows:

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

The total expense for the years ended December 31, 2013 and 2012 related to the granting, vesting and modification of all stock-based compensation awards was $778,213 and $887,219, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2013 and 2012:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2011	11,587,197	$0.41	$0.54	3.93
Options/warrants granted	2,537,500	0.42	0.90	6.45
Options/warrants exercised	(100,000)	0.05	0.05	-
Options/warrants expired	(37,500)	0.55	1.88	-
Options/warrants cancelled	-	-	-	-

Outstanding, December 31, 2012	13,987,197	0.37	0.60	3.58
Options/warrants granted	1,825,000	0.22	0.55	6.25
Options/warrants exercised	(500,000)	0.38	0.05	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, December 31, 2013	15,312,197	$0.35	$0.62	3.13	$522,000

Exercisable, December 31, 2013	12,262,197	$0.35	$0.57	2.14	$522,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2013:

For the year ended December 31, 2013, the Company received $25,000 from the exercise of stock options; the related tax benefit was $34,300 and the intrinsic value was $98,000. For the year ended December 31, 2012, the Company received $5,000 from the exercise of stock options; the related tax benefit was $29,750 and the intrinsic value was $85,000.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2012	2,600,000	$0.39
Granted	1,825,000	0.22
Vested	(1,375,000)	0.32

Unvested, December 31, 2013	3,050,000	$0.31

For the years ended December 31, 2013 and 2012, the total fair value of shares vested was $444,134 and $433,680, respectively. As of December 31, 2013, there was $127,832 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.65 years as of December 31, 2013.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carryforward	$10,176,684	$8,327,426
Option compensation	1,835,472	1,630,140
Property, plant & equipment	634,124	423,904
Exploration costs	531,496	570,719
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	13,413,094	11,187,507
Less: valuation allowance	(2,339,026)	(726,050)

Net deferred income tax assets	11,074,068	10,461,457

Deferred income tax liabilities:

Unrealized gain on investments	(6,877)	(10,961)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$-	$(616,695)

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2013 and 2012, respectively.

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

A reconciliation of the tax benefit for the years ended December 31, 2013 and 2012 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	December 31,	December 31,
	2013	2012

Income tax benefit based on statutory tax rate	$2,287,927	$2,232,731

Reconciling items:
Non-deductible items	(62,340)	8,731
Change in valuation allowance	(1,612,976)	(35,000)

Income tax benefit	$612,611	$2,206,462

The Company had cumulative net operating losses of approximately $29,076,244 as of December 31, 2013 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2033.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2010. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

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

The Company has a sublease agreement with a related party as further discussed in Note 10. The following table represents future base rent payments, sublease income and the net lease commitment for each of the years ending December 31,

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2014	$48,788	$29,220	$19,568
2015	50,739	13,336	37,403
2016	52,769	-	52,769
2017	31,488	-	31,488

	$183,784	$42,556	$141,228

Rental expense for office space was $72,361 and $71,700 for the years ended December, 2013 and 2012, respectively. As further discussed in Note 10, rent expense reimbursements were paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2014 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of December 31, 2013, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of December 31, 2013, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of December 31, 2013, the Company has incurred cumulative penalties of $5,757.

8.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2013, the Company had $153,618 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

9.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the years ended December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012

Unrealized holding losses	$(11,669)	$(7,413)
Income tax benefit	4,084	2,596

Total unrealized loss, net of tax	$(7,585)	$(4,817)

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS

DOSA – DOSA is a consulting firm owned by the Company’s CEO. DOSA provides the Company with use of its employees and office space. Services provided by NMC are also coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

The Company had a lease agreement for mining claims with DDB Syndicate. DOSA is the owner of a 1/8 interest in the DDB Syndicate. The mining lease agreement provided the Company with an option to purchase the DDB Claims and on November 20, 2012, the Company exercised that option.

The following table provides details of transactions between the Company and DOSA for the years ended December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012

Wage and rent reimbursements	$11,000	$36,762
Net option payment	-	22,469
Equipment purchases	3,635	-

No amounts were due to DOSA at December 31, 2013 or 2012 for wage or rent reimbursements.

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

The following table provides details of transactions between the Company and NMC for the years ended December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012

Reimbursement of expenses	$39,438	$62,362
Consulting services provided	420,000	420,000

Mineral and exploration
expense – related party	$459,438	$482,362

Equipment purchases	$25,000	$50,000

For the year ended December 31, 2013, all NMC transactions were invoiced by DOSA. For the year ended December 31, 2012, $361,904 of the NMC fees and reimbursements were invoiced by DOSA. At December 31, 2013 and 2012, the Company owed DOSA $38,160 and $36,151, respectively, for NMC fees and reimbursements.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS (continued)

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. MCG provides the Company with management advisory services. The Company incurred total fees to MCG of $57,500 and $37,591 during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 no amounts were due to MCG. At December 31, 2012, the Company owed MCG $12,500, respectively.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement was effective September 1, 2013, is for a two year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $11,276 for the year ended December 31, 2013. No amounts were due from SMC as of December 31, 2013.

Former officers - Due to related parties includes amounts due to former officers of the Company. At December 31, 2013 and 2012, the remaining amount of due to related parties was $23,290, respectively.

11.	SUBSEQUENT EVENTS

U.S. Special Warrant Offering - On March 24, 2014, the board of directors approved the sale of 25,050,000 Special Warrants.

On March 24, 2014, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to sell 12,525,000 Special Warrants at a price of $0.20 per Special Warrant for gross proceeds of $2,505,000. On March 28, 2014 the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to sell 1,675,000 Special Warrants at a price of $0.20 per Special Warrant for gross proceeds of $335,000.

The Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019. Alternatively, if at any time during the term of the Special Warrants, the Company completes a subsequent sale of shares of its common stock, other securities convertible, exercisable or exchangeable for the Company’s common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the Special Warrants. If the holder has not otherwise exercised the conversion rights associated with the Special Warrants prior to expiration, then the Special Warrants will automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the Special Warrant term.

The Special Warrants extend for a term ending on the earlier of March 31, 2015 and the date that is one month after the Company completes a Qualified Financing. A Qualified Financing is defined as any transaction or number of transactions involving the sale of the Company’s common stock or common stock and other securities convertible into common stock (“Common Stock Equivalents”) for total gross proceeds of $7,000,000 or more.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENTS (continued)

Private Placement Offering to NMC -The Company entered into a subscription agreement effective March 25, 2014 with NMC, whereby NMC has agreed to purchase units (each a “Unit”) of the Company for an aggregate subscription price of $300,000 on or before August 15, 2014. The total number of Units to be sold to NMC on closing will be based upon a per Unit purchase price equal to the greater of $0.20 per unit and the average closing price over the ten trading days immediately prior to the closing date. Each Unit will consist of one share of common stock and one warrant exercisable for one additional share of common stock at a price equal to 200% of the per Unit purchase price, expiring March 29, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Douglas D.G. Birnie	43	President, Chief Executive Officer, Secretary and Director
Robert D. McDougal	81	Chief Financial Officer, Treasurer and Director
David Z. Strickler, Jr.	48	Vice President of Finance and Administration
Mark H. Brennan	54	Director
Steven A. Klein	50	Director

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

Steven A. Klein. Mr. Klein was appointed as a member of our Board on April 16, 2013. Mr. Klein began his career as a corporate tax lawyer at Skadden Arps in New York before leaving in 1992 to co-found Apple Core Hotels, a developer-owner-operator of several hotels in midtown Manhattan, where he continues to serve as CEO. Mr. Klein is also currently the CEO of Apple Core Holdings, which he co-founded in 1995. Apple Core Holdings is an opportunistically oriented, private investment firm which has backed a diversified portfolio of businesses including technology companies such as Register.com, bio-tech companies like Brainsway and Cornado Biosciences, hedge funds such as Bengal Capital and Rion Capital, event spaces including the iconic Gotham Hall, and private equity shops such as Abundance Ventures. Since December 2009, Mr. Klein has also been a director of CNC Development Ltd., a BVI company that currently trades on the Pinks Sheets. Mr. Klein has also written, directed and produced for both film and theater including producing the film Passing Strange in 2009 together with Spike Lee, which Mr. Lee also directed. Mr. Klein received his LLM in Tax Law from NYU Law School and his JD, Magna Cum Laude, from Boston University Law School.

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

Dr. Ager is an accomplished geophysical engineer with over forty years’ experience in the mining industry, combining an extensive academic background with international business development experience in the founding of several successful mining enterprises.Dr. Ager earned a PhD in Geophysics and a Master of Science (M.Sc) in Geophysics from the University of British Columbia. Dr. Ager attended California State University in Sacramento, California for his Bachelor of Arts in Math/Physics. He graduated with honors in 1968.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

During the fiscal year ended December 31, 2013, no Reporting Persons failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2013 2012	$250,000(1) $225,000(1)	$0 $0	$0 $0	$129,000(2) $324,236(2)	$0 $0	$0 $0	$0 $22,500	$379,000 $571,736
Robert D. McDougal, CFO, Treasurer, Director	2013 2012	$90,000 $84,000	$0 $0	$0 $0	$64,500(3) $162,118(3)	$0 $0	$0 $0	$0 $0	$154,500 $246,118
David Z. Strickler, Jr., Vice President of Finance and Administration	2013 2012	$175,000 $150,000	$0 $0	$0 $0	$86,000(4) $162,118(4)	$0 $0	$0 $0	$0 $0	$261,000 $312,118

Notes:
(1)	Represents consulting fees paid or accrued to a limited liability company, of which Mr. Birnie is the sole member, for services provided by Mr. Birnie as an executive officer and director of Ireland.

(2)

On February 15, 2013, Mr. Birnie was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.57 per share, expiring 5 years after the vesting date as described below. 150,000 options will vest and become exercisable upon our completion of 10 successful gold extraction leach tests. A further 150,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. The remaining 300,000 options vested in increments of 75,000 options on each of March 31, June 30, September 30 and December 30, of 2013. All 600,000 options will immediately vest and become exercisable upon a change in control of the Company.

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

(3)

On February 15, 2013, Mr. McDougal was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.57 per share, expiring five years after the vesting date as described below. 75,000 options will vest and become exercisable upon our completion of 10 successful gold extraction leach tests. A further 75,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. The remaining 150,000 options vested in increments of 37,500 options on each of March 31, June 30, September 30 and December 30 of 2013. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company.

On April 23, 2012, Mr. McDougal was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.90 per share, expiring five years after the vesting date as described below. 100,000 options will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. A further 100,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. The remaining 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company.

(4)

On February 15, 2013, Mr. Strickler was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.57 per share, expiring five years after the vesting date as described below. 100,000 options will vest and become exercisable upon our completion of 10 successful gold extraction leach tests. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. The remaining 200,000 options vested in increments of 50,000 options on each of March 31, June 30, September 30 and December 30 of 2013. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company.

On April 23, 2012, Mr. Strickler was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.90 per share, expiring five years after the vesting date as described below. 100,000 options will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. A further 100,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. The remaining 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2013.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas D.G. Birnie CEO, President, Secretary & Director	1,100,000 25,000 25,000 75,000 50,000 50,000 32,315 28,209 150,000 71,588 41,864 43,605 75,000 75,000 75,000 75,000 -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- - -- -- -- - -- -- -- 150,000 150,000 200,000 200,000 200,000 200,000 150,000 150,000	-- -- -- -- -- -- -- -- - -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.57 $0.57 $0.57 $0.57 $0.75 $0.75 $0.90 $0.90 $0.90 $0.90 $0.57 $0.57	Mar. 30, 2017
Jun. 29, 2015
Dec. 30, 2015
Mar. 30, 2016
Jun. 29, 2016
Dec. 30, 2016
Jun. 29, 2017
Jun. 30, 2017
Aug. 22, 2017
Dec. 30, 2017
Jun. 30, 2018
Dec. 30, 2018
Mar, 31, 2018
Jun. 30, 2018
Sep. 30, 2018
Dec. 31, 2018
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)
*See Note (1)

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Robert D. McDougal CFO, Treasurer & Director	500,000 16,667 16,667 50,000 41,667 41,667 25,000 16,667 50,000 41,665 25,000 25,000 37,500 37,500 37,500 37,500 -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- -- -- -- -- - -- -- -- 75,000 75,000 100,000 100,000 100,000 100,000 75,000 75,000	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	$0.05 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.75 $0.53 $0.75 $0.75 $0.75 $0.57 $0.57 $0.57 $0.57 $0.75 $0.75 $0.90 $0.90 $0.90 $0.90 $0.57 $0.57	Mar. 30, 2017
Jun. 29, 2015
Dec. 30, 2015
Mar. 30, 2016
Jun. 29, 2016
Dec. 30, 2016
Jun. 29, 2017
Jun. 30, 2017
Aug. 22, 2017
Dec. 30, 2017
Jun. 30, 2018
Dec. 30, 2018
Mar, 31, 2018
Jun. 30, 2018
Sep. 30, 2018
Dec. 31, 2018
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
*See Note (2)
David Z. Strickler, Jr., Vice President of Finance and Administration	25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 25,000 50,000 50,000 50,000 50,000 -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- -- -- -- -- -- -- - -- -- -- 75,000 75,000 100,000 100,000 100,000 100,000 100,000 100,000	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	$0.82 $0.82 $0.82 $0.82 $0.82 $0.75 $0.82 $0.82 $0.75 $0.82 $0.75 $0.75 $0.75 $0.75 $0.57 $0.57 $0.57 $0.57 $0.75 $0.75 $0.90 $0.90 $0.90 $0.90 $0.57 $0.57	Mar. 30, 2015
Jun. 29, 2015
Sept. 29, 2015
Dec. 30, 2015
Mar. 30, 2016
Jun. 29, 2016
Jun. 29, 2016
Sept. 29, 2016
Dec. 30, 2016
Dec. 30, 2016
Jun. 29, 2017
Dec. 30, 2017
Jun. 30, 2018
Dec. 30, 2018
Mar, 31, 2018
Jun. 30, 2018
Sep. 30, 2018
Dec. 31, 2018
*See Note (3)
*See Note (3)
*See Note (3)
*See Note (3)
*See Note (3)
*See Note (3)
*See Note (3)
*See Note (3)

Notes:
(1)

150,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date after Aug. 24, 2011 that our shares trade at or above $1.50 per share for 20 consecutive trading days. 150,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. 200,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. 150,000 options exercisable at a price of $0.57 per share will vest and become exercisable upon our Board determining that we have, from the grant date, completed 10 successful onsite gold extraction leach tests. 150,000 options exercisable at a price of $0.57 per share will vest and become exercisable on the first date after February 15, 2013 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

(2)

75,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date after Aug. 24, 2011 that our shares trade at or above $1.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.57 per share will vest and become exercisable upon our Board determining that we have, from the grant date, completed 10 successful onsite gold extraction leach tests. 75,000 options exercisable at a price of $0.57 per share will vest and become exercisable on the first date after February 15, 2013 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

(3)

75,000 options exercisable at a price of $0.75 per share will vest and become exercisable on the first date after Aug. 24, 2011 that our shares trade at or above $1.50 per share for 20 consecutive trading days. 75,000 options exercisable at a price of $0.75 per share will vest and become exercisable upon our Board determining that we have, from the grant date, made adequate and sufficient progress on our technical and feasibility programs for our Columbus Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon the installation and 30 day continuous operation of extraction circuit at Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days. 100,000 options exercisable at a price of $0.90 per share will vest and become exercisable on the first date after April 23, 2012 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days. 100,000 options exercisable at a price of $0.57 per share will vest and become exercisable upon our Board determining that we have, from the grant date, completed 10 successful onsite gold extraction leach tests. 100,000 options exercisable at a price of $0.57 per share will vest and become exercisable on the first date after February 15, 2013 that the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. Each of the options described in this note will expire 5 years after the particular vesting date. All unvested options will immediately vest and become exercisable upon a change in control of our Company.

EXECUTIVE COMPENSATION CONTRACTS AND 2013 COMPENSATION ARRANGEMENTS

On January 17, 2014, our Board of Directors fixed the annual cash compensation for our executive officers as follows:

Name	Position	Annual Salary
Douglas D.G. Birnie	Chief Executive Officer, President and Secretary	$250,000
Robert D. McDougal	Chief Financial Officer and Treasurer	$90,000
David Z. Strickler	Vice President of Finance and Administration	$175,000

The Board also granted non-qualified stock purchase options to those executive officers for the purchase of up to 1,300,000 shares of the Company’s common stock under the Company’s 2007 Stock Incentive Plan at a price of $0.28 per share, vesting and expiring as follows:

Douglas D.G. Birnie Chief Executive Officer, President and Secretary	Robert D. McDougal Chief Financial Officer and Treasurer	David Z. Strickler VP Finance and Administration	Vesting Date	Expiration Date
75,000 75,000 75,000 75,000	37,500 37,500 37,500 37,500	50,000 50,000 50,000 50,000	March 31, 2014 June 30, 2014 September 30, 2014 December 31, 2014	March 31, 2019 June 30, 2019 September 30, 2019 December 31, 2019
150,000	75,000	100,000	The date that the Corporation successfully completes 10 successful pilot plant metal extraction tests of five tons of head material each, which date shall be reasonably determined by the Board.	The date that is the 5th year anniversary of the particular vesting date.
150,000	75,000	100,000
The first date after the date of
these resolutions that the
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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2013 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2013 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark H. Brennan(2)	$48,000	$0	$72,000	$0	$0	$0	$120,000
Steven A. Klein(3)	$34,000	$0	$41,953	$0	$0	$0	$75,953

Notes:
(1)	Since January 1, 2013, we have compensated our independent directors at a rate of $4,000 per month.

(2)

On February 15, 2013, Mr. Brennan was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.57 per share. Each of these options has vested. On April 23, 2012, Mr. Brennan was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.90 per share, expiring five years after the vesting dates as described below. 50,000 options vested on each of April 24, June 30, September 30 and December 31, 2012. 100,000 options will vest and become exercisable upon the installation and 30 day continuous operation of the Columbus Project extraction circuit. A further 100,000 options will vest and become exercisable upon successful processing of 1,500 tons of mineralized material extracted from Columbus Mineral Project. Each of the unvested options will immediately vest and become exercisable upon a change in control of the Company.

As of the end of our fiscal year ended December 31, 2013, Mr. Brennan had options to purchase up to 1,417,197 shares (2012 - 1,117,197 shares) of our common stock, 1,217,197 of which are vested and exercisable. These options have various exercise prices and expiration dates.

(3)

On April 16, 2013, Mr. Klein was granted options to purchase an aggregate of 225,000 shares of our common stock at an exercise price of $0.41 per share. 75,000 options vested on each of June 30, September 30 and December 31, 2013 and expire five years after vesting.

As of the end of our fiscal year ended December 31, 2013, Mr. Klein had options to purchase up to 225,000 shares of our common stock.

Effective January 1, 2013, we compensate our independent directors at a rate of $4,000 per month.

2014 Grant of Options to Independent Directors

Effective January 17, 2014 (the "Grant Date"), we granted to our independent directors non-qualified stock options to purchase an aggregate of 600,000 shares of our common stock under the our 2007 Stock Incentive Plan at an exercise price of $0.28 per share. The options vest, and expire, as follows:

Number of Options to Vest
Mark H. Brennan	Steven A. Klein	Vesting Date	Expiration Date
Independent Director	Independent Director
75,000	75,000	March 31, 2014	March 31, 2019
75,000	75,000	June 30, 2014	June 30, 2019
75,000	75,000	September 30, 2014	September 30, 2019
75,000	75,000	December 31, 2014	December 31, 2019
300,000	300,000	Total

Each of the options granted to the independent directors will automatically vest and become exercisable upon the occurrence of a change in control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	15,312,197(1)(3)	$0.48	10,421,734(2)

Notes:
(1)	Includes options and warrants to purchase an aggregate of 4,900,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).
(3)	On January 17, 2014, we granted options for an additional 1,900,000 shares of our common stock under our 2007 Stock Incentive Plan with an exercise price of $0.28 per share.

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

All of our employees and members of our Board are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options so long as they do not provide capital raising services or promote or maintain a market for our securities. Upon adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the 2007 Plan was 6,000,000 shares. The 2007 Plan contains an automatic adjustment provision where the number of shares authorized to be subjected to option grants increases on the first day of each quarter beginning with the fiscal quarter commencing July 1, 2007 by the lesser of the following amounts: (1) 15% of the total number of outstanding shares of the Company’s Common Stock, less any shares that were previously available under the 2007 Plan and any shares available under any other stock option plan that we may adopt; or (2) a lesser number of shares of Common Stock as may be determined by our Board, subject to certain adjustments to prevent dilution.

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

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2013 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

(a)	Options to purchase 100,000 shares of our common stock exercisable at a price of $1.75 per share, expiring on August 15, 2017.

(b)	Warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 17, 2012, which expiry date was extended to April 30, 2014.

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

(d)

Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on June 30, 2013, which expiry date was extended to April 30, 2014. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

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

	(iii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(f)	Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on June 30, 2013, which expiry date was extended to April 30, 2014.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 27, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	3,907,581(2) (direct and indirect)	2.6%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	2,487,500(3) (direct)	1.7%
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration	621,150(4) (direct)	*
Common Stock	Mark H. Brennan Director	1,777,197(5) (direct)	1.2%
Common Stock	Steven A. Klein Director	9,927,814(6) (direct and indirect)	6.4%
Common Stock	All Officers and Directors as a Group (5 persons)	18,471,242	11.5%
5% STOCKHOLDERS
Common Stock	Steven A. Klein 1450 Broadway, 40th Floor New York, NY 10018	9,677,814(6) (direct and indirect)	6.3%
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	41,150,000(7) (direct)	27.4%
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	43,550,000(7) (direct and indirect)	29.0%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Brahma Finance (BVI) Limited La Roccabella 24 Avenue Princess Grace Monte Carlo, MC 98000 Monaco	11,254,327(8)	7.7%
Common Stock	Nicholas Barham La Roccabella 24 Avenue Princess Grace Monte Carlo, MC 98000 Monaco	14,554,327(8)	9.5%

Notes:
* Represents less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 27, 2014, there were 146,559,542 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consist of: (i) 890,000 shares directly held by him; (ii) 100,000 shares held indirectly through Dosa Consulting, LLC (“Dosa”), an entity controlled by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held directly by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held by Dosa; (iv) 2,067,581 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; and (v) 750,000 shares issuable upon the exercise of Special Warrants held directly by Mr. Birnie and upon the further exercise of warrants issuable upon exercise of the Special Warrants. A description of the Special Warrant terms is provided under Item 1 of this Annual Report on Form 10-K. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Birnie.

(3)

The shares listed as beneficially owned by Mr. McDougal consist of: (i) 1,200,000 shares directly held by Mr. McDougal; (ii) 1,037,500 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; and (iii) 250,000 shares issuable upon the exercise of Special Warrants held directly by Mr. McDougal and upon the further exercise of warrants issuable upon exercise of the Special Warrants. A description of the Special Warrant terms is provided under Item 1 of this Annual Report on Form 10-K. Mr. McDougal also owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. McDougal.

(4)

The shares listed as beneficially owned by Mr. Strickler consist (i) 16,600 shares directly held by Mr. Strickler; (ii) 4,550 shares acquirable upon the exercise of warrants directly held by Mr. Strickler; and (iii) 600,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days. Mr. Strickler also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Strickler.

(5)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 165,000 shares directly held by Mr. Brennan; (ii) 70,000 shares acquirable upon the exercise of warrants directly held by Mr. Brennan; (iii) 1,292,197 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; and (iv) 250,000 shares issuable upon the exercise of Special Warrants held directly by Mr. Brennan and upon the further exercise of warrants issuable upon exercise of the Special Warrants. A description of the Special Warrant terms is provided under Item 1 of this Annual Report on Form 10-K. Mr. Brennan also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Brennan.

(6)

The shares listed as beneficially owned by Mr. Klein consist of (i) 576,384 shares directly held by Mr. Klein; (ii) 440,384 shares acquirable upon the exercise of warrants directly held by Mr. Klein; (iii) 300,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; (iv) 1,653,354 shares over which Mr. Klein has investment and voting power as trustee for three trusts that are the direct owners of such shares; (v) 957,692 shares issuable upon the exercise of warrants and over which Mr. Klein has investment and voting power as trustee for three trusts that are the direct owners of such warrants; (vi) 500,000 shares issuable upon the exercise of Special Warrants held directly by Mr. Klein and upon the further exercise of warrants issuable upon exercise of the Special Warrants; and (vii) 6,000,000 shares issuable upon the exercise of Special Warrants over which Mr. Klein has investment and voting power as trustee for two trusts that are the direct owners of such Special Warrants and upon the further exercise of warrants issuable upon exercise of the Special Warrants. A description of the Special Warrant terms is provided under Item 1 of this Annual Report on Form 10-K. Mr. Klein disclaims any pecuniary interest in the shares held by the trusts for whom he acts as trustee. Mr. Klein also owns options to purchase shares of our common stock under our 2007 Stock Incentive Plan that are not exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Klein.

(7)

The shares listed as beneficially owned by Nanominerals and Mr. Ager includes 1,000,000 shares issuable upon the exercise of Special Warrants held directly by Nanominerals and upon the further exercise of warrants issuable upon exercise of the Special Warrants. A description of the Special Warrant terms is provided under Item 1 of this Annual Report on Form 10-K. Nanominerals has also entered into a subscription agreement with us whereby we have agreed to sell to Nanominerals the NMC Units for an aggregate purchase price of $300,000 on or before August 15, 2014. Shares issuable upon sale of the NMC Units has not been included for purposes of this table as the number of NMC Units issuable on closing is not determinable as of the date of filing of this Annual Report on Form 10-K. A description of the NMC Subscription Agreement is provided under Item 1 of this Annual Report. The sole officer and director of Nanominerals is Dr. Charles A. Ager. In addition, pursuant to a shareholders agreement, Dr. Ager has control over a majority of the shareholder voting power of Nanominerals. As such, Dr. Ager has voting and dispositive power over the 40,150,000 shares of our common stock listed as beneficially owned by Nanominerals and we have listed those shares as being indirectly beneficially owned by him. Individually, Dr. Ager owns 2,100,000 shares of our common stock. Also included in the number of shares listed as being indirectly beneficially owned by Dr. Ager are 300,000 shares of our common stock owned by Dr. Ager’s wife. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

(8)

Nicholas Barham has indicated to us that he has investment and voting power over the securities held by Brahma Finance. The securities listed as beneficially owned by Brahma include warrants to purchase 3,482,626 shares of our common stock. The securities listed as beneficially owned by Mr. Barham include the shares listed as beneficially owned by Brahma, plus warrants to purchase an additional 3,300,000 shares of our common stock. The number of shares listed as beneficially owned by Mr. Barham and Brahma is based upon information provided to us as of June 27, 2013.

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

Special Warrant Financing

Certain of our directors and officers participated in our Special Warrant Offering that closed on March 24, 2014 as follows:

Name and Position	Proceeds	No. of Special Warrants Subscribed For
Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	$75,000	375,000
Mark H. Brennan Director	$25,000	125,000
Steve Klein(1) Director	$600,000(1)	3,000,000(1)
Robert D. McDougal Chief Financial Officer, Treasurer and Director	$25,000	125,000
Nanominerals Corp. 10% Beneficial Owner	$100,000	500,000
Total:	$825,000	4,125,000

(1)

Includes 250,000 Special Warrants directly subscribed for by Mr. Klein, plus an additional 2,750,000 Special Warrants subscribed for by trusts for whom Mr. Klein acts as trustee and over which Mr. Klein has investment and voting power. Mr. Klein disclaims any pecuniary interest in the securities held by the trusts for whom he acts as trustee.

A description of the terms of the Special Warrants and the Special Warrant Offering is provided in Item 1 of this Annual Report on Form 10-K.

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

On November 30, 2007, the DDB Syndicate leased the DDB Claims to Columbus S.M. LLC (“CSM”), formerly a wholly owned subsidiary of CBI, and now a wholly owned subsidiary of the Company. Between 2007 and 2011, we paid the DDB Syndicate $220,000 under the terms of the DDB Agreement. In November 2012, we exercised our option to acquire the DDB Claims and forwarded payment for $180,000, being the remaining amount for exercise of the option. As the owner of a 1/8 interest in the DDB Syndicate, Mr. Birnie is entitled to 1/8 of any amounts paid by us under the DDB Agreement. Under the terms of the DDB Agreement, we paid a total of $180,000 to the DDB Syndicate during the year ended December 31, 2012.

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is the owner of 40,150,000 shares, or 27.4%, of our common stock. Nanominerals acts as a consultant to us on technical exploration and financial matters. In addition, Nanominerals has provided dedicated use of its laboratory, instrumentation, milling and research equipment and facilities. Nanominerals invoices us for services provided plus expenses incurred in connection with providing those services.

	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012

Consulting Fees	$420,000	$420,000
Reimbursement of Expenses	39,438	62,362
Purchases of Equipment	25,000	50,000
Advance on Purchase of Equipment	0	0
	$484,438	$532,362

Purchased equipment was for a 44,000 gallon water tank and a propane overhead radiant heater.

As of the year ended December 31, 2013, we had an outstanding balance due to Nanominerals of $38,160 (2012 - $36,151).

On March 25, 2014, Nanominerals entered into a subscription agreement with us whereby we have agreed to sell to Nanominerals the NMC Units for an aggregate purchase price of $300,000 on or before August 15, 2014. A description of the NMC Subscription Agreement is provided under Item 1 of this Annual Report.

Mr. Birnie is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company. Affiliates of Nanominerals are also the owners of a 3/8 interest in the DDB Syndicate, which owns the DDB Claims as described above.

In addition to the amounts paid to Nanominerals, we incurred fees of $57,500 to Ian McNeil during the year ended December 31, 2013 for executive and director search services. Mr. McNeil is the son-in-law of Charles Ager, the principal of Nanominerals. Mr. McNeil’s wife is the owner of a 17.5% interest in Nanominerals.

DOSA Consulting, LLC

DOSA is a consulting firm owned by our CEO. DOSA provides us with the use of its employees and office space. The total fees paid to DOSA for these services were $11,000 for the year ended December 31, 2013 (2012 – $36,762). Services provided by Nanominerals are also at times coordinated for us by DOSA. No management fees are billed to us for these services. The total fees billed by DOSA for Nanominerals’ services were $484,438 for the year ended December 31, 2013 (2012 – $361,904). At December 31, 2013, we owed DOSA $38,160 for services provided by Nanominerals (2012 – $36,151). The CEO’s salary and reimbursable expenses are also paid to DOSA.

We had a lease agreement for mining claims with DDB Syndicate and our CEO is the indirect owner of a 1/8 interest in the DDB Syndicate. The mining lease agreement provided us with an option to purchase the DDB Claims and on November 20, 2012, and we exercised that option. The net option payment paid to DOSA was $22,469.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 5605(a)(2). In applying this definition, we have determined that Mark H. Brennan and Steven A. Klein are independent directors. Neither Douglas D.G. Birnie nor Robert D. McDougal qualifies as an independent member of our Board.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$71,974	$42,961
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$71,974	$42,961

Our audit committee annually reviews the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(17)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(17)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(17)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(17)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(18)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein.
10.28	Form of Special Warrant Subscription Agreement(19)
10.29	Nanominerals Subscription Agreement(19)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
23.1	Consent of Brown Armstrong Accountancy Corporation.
23.3	Consent of AuRIC Metallurgical Laboratories, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.
99.2	Red Mountain Project Claims Summary.(16)
101.INS	XBRL Instance Document.(14)
101.SCH	XBRL Taxonomy Extension Schema.(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(14)

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(18)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	March 31, 2014	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2014	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director (Principal Executive Officer)

Date:	March 31, 2014	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director (Principal Financial Officer and Principal Accounting
Officer)

Date:	March 31, 2014	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director