Form 10-Q
period 2014-03-31
IRELAND INC.
filed 2014-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes[ ] No

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
As of May 12, 2014, the Registrant had 147,809,542 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$2,298,977	$708,371
Other receivables	2,552	8,380
Prepaid expenses	235,844	351,876

Total current assets	2,537,373	1,068,627

Property and equipment, net	1,976,185	2,210,909
Mineral properties	32,128,133	32,128,133
Restricted investments held for reclamation bonds	1,173,616	1,175,725
Reclamation bonds	39,719	39,719
Deposits	12,462	12,462

Total non-current assets	35,330,115	35,566,948

Total assets	$37,867,488	$36,635,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$126,116	$111,260
Accounts payable - related party	-	38,160
Accrued payroll and related taxes	84,982	57,719
Due to related party	23,290	23,290
Derivative liability	1,630,884	-

Total current liabilities	1,865,272	230,429

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	2,537,610	902,767

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,559,542 and 146,559,542 shares, respectively, issued and outstanding	146,558	146,558
Additional paid-in capital	65,127,757	64,156,279
Accumulated other comprehensive income	11,343	12,771
Accumulated deficit during exploration stage	(29,955,780)	(28,582,800)

Total stockholders' equity	35,329,878	35,732,808

Total liabilities and stockholders' equity	$37,867,488	$36,635,575

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the three months ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	801,795	730,818	18,053,807
Mineral exploration and evaluation expenses - related party	118,437	112,106	4,164,834
General and administrative	526,310	582,866	13,980,209
General and administrative - related party	-	19,125	165,919
Depreciation	234,724	232,652	3,511,456
(Gain) loss on asset disposal	(1,000)	-	11,615
Mineral and property holding costs	24,000	24,000	763,500
Mineral and property holding costs - reimbursed to related party	-	-	295,000
Write-off of mineral rights	-	-	14,000

Total operating expenses	1,704,266	1,701,567	40,960,340

Loss from operations	(1,704,266)	(1,701,567)	(40,960,340)

Other income (expense)
Interest income	4,526	8,154	410,455
Rental income - related party	8,457	-	19,733
Gain on derivative liability	320,539	-	320,539
Interest expense	(1,467)	(1,439)	(13,469)

Total other income (expense)	332,055	6,715	737,258

Loss before income taxes	(1,372,211)	(1,694,852)	(40,223,082)

Income tax (expense) benefit	(769)	593,158	10,267,302

Net loss	$(1,372,980)	$(1,101,694)	$(29,955,780)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	146,559,542	146,059,542

Consolidated Statements of Comprehensive Loss

Net loss	$(1,372,980)	$(1,101,694)	$(29,955,780)

Other comprehensive (loss) income
Unrealized (loss) gain on investments, net of deferred tax	(1,428)	(1,428)	11,343

Total comprehensive loss	$(1,374,408)	$(1,103,122)	$(29,944,437)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Equity

Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577

Stock-based compensation	-	-	154,198	-	-	154,198

Unrealized loss on investments, net of $769 deferred tax	-	-	-	(1,428)	-	(1,428)

Net loss, March 31, 2013	-	-	-	-	(1,101,694)	(1,101,694)

Balance, March 31, 2013	146,059,542	$146,058	$63,423,839	$18,928	$(23,760,172)	$39,828,653

Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808

Stock-based compensation	-	-	103,511	-	-	103,511

Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390

Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)

Unrealized loss on investments, net of $769 deferred tax	-	-	-	(1,428)	-	(1,428)

Net loss, March 31, 2014	-	-	-	-	(1,372,980)	(1,372,980)

Balance, March 31, 2014	146,559,542	$146,558	$65,127,757	$11,343	$(29,955,780)	$35,329,878

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
			February 20, 2001
			(date of inception)
	For the three months ended		through
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,372,980)	$(1,101,694)	$(29,955,780)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	234,724	232,652	3,511,456
(Gain) Loss on asset disposal	(1,000)	-	11,615
Write-off of mineral rights	-	-	14,000
Stock-based compensation	103,511	154,198	5,841,933
Stock-based expenses	-	-	83,925
Change in derivative liability	(320,539)		(320,539)
Deferred income taxes	769	(593,158)	(10,267,302)

Changes in operating assets and liabilities:
Other receivables	5,828	7,971	(2,552)
Prepaid expenses and deposits	116,032	101,931	(630,917)
Reclamation bonds and other deposits	-	-	(20,921)
Accounts payable and accrued liabilities	3,959	38,418	107,496
Asset retirement obligation	-	-	672,338

Net cash used in operating activities	(1,229,696)	(1,159,682)	(30,955,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, net of refunds	-	(49,010)	(5,129,410)
Purchase of mineral claims	-	-	(180,080)
Proceeds from asset diposal	1,000	-	1,000
Purchase of restricted investments held for reclamation bonds	(88)	(130)	(1,156,166)

Net cash provided (used) in investing activities	912	(49,140)	(6,464,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity financings	2,840,000	-	40,731,205
Financing issuance costs	(20,610)	-	(1,020,614)
Proceeds from borrowings - related party	-	-	8,290

Net cash provided by financing activities	2,819,390	-	39,718,881

NET CHANGE IN CASH	1,590,606	(1,208,822)	2,298,977

CASH AT BEGINNING OF PERIOD	708,371	5,636,638	-

CASH AT END OF PERIOD	$2,298,977	$4,427,816	$2,298,977

SUPPLEMENTAL INFORMATION

Interest paid	$1,467	$1,439	$13,469

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:

Assets acquired for common stock and warrants issued for mineral properties	$-	$-	$21,584,351

Net deferred tax liability assumed	$-	$-	$10,261,194

Investor warrants issued with non-customary anti-dilution provisions	$1,951,423	$-	$1,951,423

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $29,944,437 as of March 31, 2014. This amount is comprised of net loss from operations of $29,955,780 and other comprehensive income of $11,343. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation and the derivative liability, impairment analysis of long-lived assets, asset retirement obligations and the realizability of deferred tax assets. Actual results could differ from those estimates.

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

The Company’s financial instruments consist of restricted investments in U.S. Treasury Notes, certificates of deposit and a derivative liability. These investments are classified within Level 1 of the fair value hierarchy as their fair value is determined using quoted prices in active markets.

The Company calculates the fair value of its derivative liability using the Binomial Lattice model, a level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in valuation techniques for these instruments or transfers of assets between levels for the quarters ended March 31, 2014 or 2013.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At March 31, 2014 and 2013, 74,979,025 and 59,432,996 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted ASU 2013-11 during the first quarter of 2014.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2014			December 31, 2013
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(19,086)	$42,319	$61,405	$(15,807)	$45,598
Computers and equipment	52,275	(18,523)	33,752	52,275	(15,977)	36,298
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,143,081)	782,650	2,925,731	(2,006,347)	919,384
Site equipment	1,839,397	(1,056,100)	783,297	1,839,397	(976,435)	862,962
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(195,833)	304,167	500,000	(183,333)	316,667

	$5,432,403	$(3,456,218)	$1,976,185	$5,432,403	$(3,221,494)	$2,210,909

Depreciation expense was $234,724 and $232,652 for the quarters ended March 31, 2014 and 2013 respectively.

3.	MINERAL PROPERTIES

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

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At March 31, 2014 and December 31, 2013, obligations under cash bonding amounted to $39,719 and $39,719, respectively. At March 31, 2014 and December 31, 2013, restricted investments amounted to $1,173,616 and $1,175,725 respectively, and exceeded bonding requirements by $23,616 and $25,725, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2014
US Treasury Notes	$879,553	$17,451	$-	$897,004
Certificates of deposit	276,612	-	-	276,612

Total available-for-sale securities	$1,156,165	$17,451	$-	$1,173,616

December 31, 2013
US Treasury Notes	$879,553	$19,648	$-	$899,201
Certificates of deposit	276,524	-	-	276,524

Total available-for-sale securities	$1,156,077	$19,648	$-	$1,175,725

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income. Unrealized losses were $2,197 and $2,197 for the quarters ended March 31, 2014 and 2013, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2014, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset requirement obligation relates to the Columbus Project and amounted to $672,338 as of March 31, 2014 and December 31, 2013, respectively. The estimated costs were discounted using a credit adjusted risk-free rate of 4.27% and an inflation rate of 3.91% at March 31, 2014 and December 31, 2013, respectively.

4.	DERIVATIVE WARRANT LIABILITY

As further discussed in Note 5, the Company issued 14,200,000 Special Warrants at a price of $0.20 during the first quarter of 2014. The Special Warrants may be converted, at no additional cost to the holder, on a 1:1 basis into units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019.

The Special Warrants have anti-dilution provisions, including the provision for the holders to participate in subsequent equity financings at no additional cost by converting the Special Warrants into shares or units offered in a subsequent equity financing for a total subscription price equal to the total subscription price paid for the Special Warrants.

The Company determined that the anti-dilution provision shields the Special Warrant holders from the dilutive effects of subsequent equity financings and therefore the economic characteristics and risks of the Special Warrants are not clearly and closely related to the Company’s common stock. Accordingly, the Special Warrants are treated as a derivative liability and are carried at fair value.

The following table sets forth the changes in the fair value of the derivative liability for the quarter ended March 31 2014:

Beginning balance	$-
Issuance of Special Warrants	(1,951,423)
Change in fair value	320,539

Ending balance	$(1,630,884)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, with the following assumptions used for the quarter ended March 31, 2014:

Dividend yield	-
Expected volatility	126.4%
Risk-free interest rate	0.13 – 0.14%
Expected life (years)	1.0

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY (continued)

The expected volatility is based on the historical volatility levels on the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the warrants. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs would result in a significantly lower or higher fair value measurement.

5.	STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2014, stockholders’ equity activity consisted of the following:

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

The Special Warrants extend for a term ending on the earlier of March 31, 2015 or the date that is one month after the Company completes a Qualified Financing. A Qualified Financing is defined as any transaction or number of transactions involving the sale of the Company’s common stock or common stock and other securities convertible into common stock (“Common Stock Equivalents”) for total gross proceeds of $7,000,000 or more.

Total fees related to these financings amounted to $20,610.

Private Placement Offering to NMC - The Company entered into a subscription agreement effective March 25, 2014 with NMC, whereby NMC has agreed to purchase units (each a “Unit”) of the Company for an aggregate subscription price of $300,000 on or before August 15, 2014. The total number of Units to be sold to NMC on closing will be based upon a per Unit purchase price equal to the greater of $0.20 per unit or the average closing price over the ten trading days immediately prior to the closing date. Each Unit will consist of one share of common stock and one warrant exercisable for one additional share of common stock at a price equal to 200% of the per Unit purchase price, expiring March 29, 2019.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Warrant Amendment - On January 15, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 22,572,827 private placement warrants granted in connection with the 2007, 2009 and 2010 private placement offerings, and 4,000,000 additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended from January 15, 2014 to April 30, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.04%
Expected volatility	58.97%
Expected life (years)	0.30
Fair value	$ -

Private Placement and Acquisition Warrants - A summary of warrant activity for the quarter ended March 31, 2014 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2013	43,566,828	$0.75 – 0.95	0.92
Granted	14,200,000	0.20	5.00
Exercised	-	-	-

Outstanding and exercisable, March 31, 2014	57,766,828	$0.20 - 0.95	1.85

The exercise price of the 14,200,000 Special Warrants granted has been paid by the investors. Upon conversion of the Special Warrants, the holders will receive one warrant exercisable at $0.40.

Subsequent Warrant Amendment - Subsequent to March 31, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 22,572,827 private placement warrants granted in connection with the 2007, 2009 and 2010 private placement offerings, and 4,000,000 additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended from April 30, 2014 to June 30, 2014 and further extended to July 31, 2014.

Additionally, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 2,509,099 private placement warrants granted in connection with the 2011 private placement offerings, and 500,000 additional warrants issued to consultants in 2011 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended from June 30, 2014 to September 30, 2014.

In all other respects, the terms and conditions of the Expiring Warrants remain the same.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2014, the Company had granted 13,866,916 options under the Plan with a weighted average exercise price of $0.49 per option. As of March 31, 2014, 12,412,197 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At March 31, 2014, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the quarter ended March 31, 2014:

Dividend yield	-
Expected volatility	74.95 - 109.52%
Risk-free interest rate	0.11 - 1.64%
Expected life (years)	4.25 - 7.89

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

During the quarter ended March 31, 2014, the Company stock based awards as follows:

a)

On January 17, 2014, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 325,000 shares of common stock at an exercise price of $0.28 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

b)

On January 17, 2014, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 325,000 shares of common stock at an exercise price of $0.28 per option. The options vest upon the Company’s stock price achieving defined targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

c)

On January 17, 2014, the Company granted non-qualified stock options to the Company’s independent directors and certain executive officers under the Plan for an aggregate of 1,250,000 shares of common stock at an exercise price of $0.28 per option. The options vest 25% each on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The options expire on the fifth anniversary of the date that they vest. The options will automatically vest and become exercisable upon the occurrence of a change in control.

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

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The total expense for the quarters ended March 31, 2014 and 2013 related to the granting, vesting and modification of all stock-based compensation awards was $103,511 and $154,198, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the quarter ended March 31, 2014:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2013	15,312,197	$0.35	$0.62	3.13
Options/warrants granted	1,900,000	0.12	0.28	6.89
Options/warrants exercised	-	-	-	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, March 31, 2014	17,212,197	$0.33	$0.58	3.40	$364,000

Exercisable, March 31, 2014	12,574,697	$0.35	$0.56	2.07	$364,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the quarter ended March 31, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2013	3,050,000	$0.31
Granted	1,900,000	0.12
Vested	(312,500)	0.10

Unvested, March 31, 2014	4,637,500	$0.25

For the quarter ended March 31, 2014, the total fair value of shares vested was $31,763. As of March 31, 2014, there was $242,921 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.94 years as of March 31, 2014.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carryforward	$10,679,482	$10,176,684
Option compensation	1,871,701	1,835,472
Property, plant & equipment	688,254	634,124
Exploration costs	530,402	531,496
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	14,005,157	13,413,094
Less: valuation allowance	(2,931,858)	(2,339,026)

Net deferred income tax assets	11,073,299	11,074,068

Deferred income tax liabilities:

Unrealized gain on investments	(6,108)	(6,877)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2014 and December 31, 2013, respectively.

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

A reconciliation of the tax provision for the quarters ended March 31, 2014 and 2013 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31,	March 31,
	2014	2013

Income tax benefit based on statutory tax rate	$480,274	$593,198

Reconciling items:
Non-deductible items	111,789	-
Change in valuation allowance	(592,832)	(40)

Income tax (expense) benefit	$(769)	$593,198

The Company had cumulative net operating losses of approximately $30,512,809 as of March 31, 2014 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2034.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company is no longer subject to income tax examinations by US federal tax authorities for years prior to 2011. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

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

The Company has a sublease agreement with a related party as further discussed in Note 11. The following table represents future base rent payments, sublease income and the net lease commitment for each of the years ending March 31,

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2015	$49,268	$25,764	$23,504
2016	51,238	8,335	42,903
2017	53,288	-	53,288
2018	17,933	-	17,933

	$171,787	$34,099	$137,688

Rental expense for office space was $14,479 and $18,750 for the quarters ended March 31, 2014 and 2013, respectively. As further discussed in Note 11, for the quarter ended March 31, 2013, rent expense reimbursements were paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2014 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of March 31, 2014, no draws have been made on the letter of credit.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of March 31, 2014, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of March 31, 2014, the Company has incurred cumulative penalties of $5,757.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2014, the Company had $1,882,395 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

10.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the quarters ended March 31, 2014 and 2013 were as follows:

	March 31, 2014	March 31, 2013

Unrealized holding losses	$(2,197)	$(2,197)
Income tax benefit - OCI	769	769

Total unrealized loss, net of tax	$(1,428)	$(1,428)

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Prior to September 2013, DOSA provided the Company with use of its employees and office space. Fees for these services amounted to $4,125 for the quarter ended March 31, 2013. Services provided by NMC are also coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

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

The following table provides details of transactions between the Company and NMC for the quarters ended March 31, 2014 and 2013.

	March 31,	March 31,
	2014	2013

Reimbursement of expenses	$13,437	$7,106
Consulting services provided	105,000	105,000

Mineral and exploration expense – related party	$118,437	$112,106

Equipment purchases	$-	$25,000

For the quarters ended March 31, 2014 and 2013, all NMC transactions were invoiced by DOSA. No amounts were due to DOSA for NMC fees or reimbursements at March 31, 2014. At December 31, 2013, the Company owed DOSA $38,160 for NMC fees and reimbursements.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. Prior to December 15, 2013, MCG provided the Company with management advisory services. The Company incurred total fees to MCG of $15,000 during the quarter ended March 31, 2013.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement was effective September 1, 2013, is for a two year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $8,457 for the quarter ended March 31, 2014. No amounts were due from SMC as of March 31, 2014 or December 31, 2013.

IRELAND INC.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS (continued)

Former officers - Due to related parties includes amounts due to former officers of the Company. At March 31, 2014 and December 31, 2013, the remaining amount of due to related parties was $23,290, respectively.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2014.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal year ended December 31, 2013:

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

After the installation of the new leach filtration and concentrating equipment, two concentration and leach tests (1,000 lbs. each) were run through the extraction circuit and the loaded resins ashed. These tests did not achieve our targeted recovery rate of 0.03 opt AuE. However, the information derived from these tests has allowed us to determine several additional operational adjustments. We initiated electron microscope work (TEM) on the leach solutions. The TEM micrographs identified the state of the precious metals in solution as gold colloids. Zeta potential measurements showed that the gold colloids were negative charged. This data has allowed us to identify and install minor modifications to the extraction circuit. We are encouraged to note that some of the operational changes have improved recovery rates over previous tests.

As part of our efforts to evaluate modifications to the extraction process, small analytical tests (5 to 60 grams) using a high temperature pretreatment have been completed. These small tests have resulted in higher gold extraction rates (>0.04 opt Au). However, we do not yet know if these improved results can be consistently replicated because they were derived from small sample sizes. The source material for these tests was taken primarily from only two areas and thus results cannot be extrapolated to the wider Columbus Project Area.

In late April 2014, we acquired new equipment which would allow us to complete additional high temperature pretreatment tests on larger samples of material up to 2,000 grams in size. We are currently setting up this equipment and determining operating parameters to mirror our initial tests.

Once pilot plant batch extraction rates have been established to our satisfaction, we intend to begin the process of phasing in operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. Once the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program, permits for which have already been obtained.

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

The Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019. Alternatively, if at any time during the term of the Special Warrants, we complete a subsequent sale of shares of our common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the Special Warrants. If the holder has not otherwise exercised the conversion rights associated with the Special Warrants prior to expiration, then the Special Warrants will automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the Special Warrant term.

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

2014 Executive Officer Compensation

On January 17, 2014, our Board of Directors fixed the annual cash compensation for our executive officers and also granted to our executive officers non-qualified stock options for the purchase of up to 1,300,000 shares of our common stock under our 2007 Stock Incentive Plan at a price of $0.28. A description of the annual cash compensation and options granted to our executive officers for the 2014 fiscal year in our Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Grant of Options to Independent Directors

Effective January 17, 2014, we granted to our independent directors non-qualified stock options to purchase an aggregate of 600,000 shares of our common stock under the our 2007 Stock Incentive Plan at an exercise price of $0.28 per share. A description of the 2014 stock option grants to our independent directors is provided under in our Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Extension of 2007, 2009, 2010, and 2011 Private Placement Warrants and Consultant Warrants

On January 15, 2014, our Board of Directors approved an extension of the expiry date for warrants issued under our 2007, 2009 and 2010 private placements, and certain additional warrants issued to consultants for services in 2009 and 2010 to April 30, 2014. On April 28, 2014, our Board of Directors further extended the expiration date for these warrants to June 30, 2014, and on May 5, 2014, our Board of Directors further extended the expiration date for these Warrants to July 31, 2014. In addition, on April 28, 2014, our Board of Directors extended the expiration date of additional warrants issued under our 2011 private placements and to consultants for services in 2011 that were set to expire on June 30, 2014 to September 30, 2014. As a result, the extended expiration dates for these warrants is as follows:

	Maximum No. of	Exercise
Expiring Warrants	Shares Issuable	Price per	Expiry Date at	Current Extended
	on Exercise	Share	December 31, 2013	Expiry Date
2007 Private Placement Warrants	10,160,650	$0.75	January 15, 2014	July 31, 2014
2009 Private Placement Warrants	6,894,677	$0.75	January 15, 2014	July 31, 2014
2010 Private Placement Warrants	5,517,500	$0.75	January 15, 2014	July 31, 2014
2009 Consultant Warrants	200,000	$0.55	January 15, 2014	July 31, 2014
2010 Consultant Warrants	3,800,000	$0.75	January 15, 2014	July 31, 2014
2011 Private Placement Warrants	2,509,099	$0.80	June 30, 2014	September 30, 2014
2011 Consultant Warrants	500,000	$0.75	June 30, 2014	September 30, 2014

Directors and officers of the Company beneficially own extended Warrants as follows:

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

(c)

Steven A. Klein, Director, directly owns 2009 Private Placement Warrants exercisable for a maximum of 75,000 shares of common stock and 2010 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock. In addition, as trustee for a trust, Mr. Klein exercises voting and investment power over 2009 Private Placement Warrants exercisable for a maximum of 300,000 shares of common stock, 2010 Private Placement Warrants exercisable for a maximum of 100,000 shares of common stock and 2011 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock. Mr. Klein disclaims any pecuniary interest in the warrants over which he exercises voting and investment power as trustee for the trust.

(d)	David Z. Strickler, Jr., VP Finance and Administration, directly owns 2011 Private Placement Warrants exercisable for a maximum of 4,550 shares of common stock.

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

As part of our efforts to evaluate modifications to the extraction process, small analytical tests (5 to 60 grams) using a high temperature pretreatment have been completed. These small tests have resulted in higher gold extraction rates (>0.04 opt Au). However, we do not yet know if these improved results can be consistently replicated because they were derived from small sample sizes. The source material for these tests was taken primarily from only two areas and thus results cannot be extrapolated to the wider Columbus Project Area.

In late April 2014, we acquired new equipment which would allow us to complete additional high temperature pretreatment tests on larger samples of material up to 2,000 grams in size. We are currently setting up this equipment and determining operating parameters to mirror our initial tests.

Once pilot plant batch extraction rates have been established to our satisfaction, we intend to begin the process of phasing in the operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. After the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program. This timeline will be dictated by process results, and the availability of personnel and equipment.

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

We anticipate spending approximately $3,851,000 on our exploration program and $225,000 on our capital expenditures for the Columbus Project during the twelve months ending March 31, 2015.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project currently consists of a Drilling and Sampling program. The Red Mountain Project is not currently active. We have set a budget of $198,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending March 31, 2015. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our consolidated financial statements for the period ended March 31, 2014 included in this Quarterly Report on Form 10-Q.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation and the derivative liability, impairment analysis of long-lived assets, accrued reclamation and remediation costs and realizability of deferred tax assets. Actual results could differ from those estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Cash	$2,298,977	$708,371

Current liabilities	$1,865,272	$230,429
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$35,329,878	$35,732,808

During the three months ended March 31, 2014, our liquidity position was affected by the following:

  Continued exploration stage losses of $1,372,980 for the quarter ended March 31, 2014.
  Proceeds of $2,840,000 from the sale of Special Warrants.
  Current liabilities increased as a $1,630,884 derivative liability was recognized in Q1 2014 related to the Special Warrant financing.
  Significant non-cash expenses through this period included depreciation of $234,724 and stock-based expenses of $103,511.
  Significant non-cash income included a gain of $320,539 from the change in fair value of the derivative liability related to the Special Warrant financing.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending March 31, 2015:

Columbus Project º Property Payments º Drilling Program and Mineralization Estimates º Pilot Plant / Project Feasibility Total for Columbus Project	$ 362,000 1,699,000 1,790,000
$ 3,851,000
Red Mountain Project º Property Acquisition and Maintenance Costs Total for Red Mountain Project	$ 198,000
$ 198,000
General and Administration Total for General and Administration
$ 1,925,000
Total Expected Expenses Total Expected Capital Expenditures	$ 5,974,000 $ 225,0000
Total Expected Cash Expenditures	$ 6,199,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2015 will be approximately $6,199,000. As of March 31, 2014, we had cash reserves in the amount of approximately $2,299,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending March 31, 2015. On March 24, 2014, we completed the sale of 12,525,000 Special Warrants for total proceeds of $2,505,000 on a private placement basis. On March 28, 2014, we completed the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. As a result of completing the sale of the Special Warrants, we anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities to August 31, 2014. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources. A description of the Special Warrant financing is provided under Recent Corporate Developments.

  Our twelve month budget includes capital expenditures of $225,000; however, we do not have any commitments for capital expenditures.

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

Operating Expenses

Mineral exploration and evaluation expenses increased by 9.7% to $801,795 during the quarter ended March 31, 2014 from $730,818 during the quarter ended March 31, 2013. The increase was due to additional metallurgical work performed by AuRIC in Q1 2014 and to increased site travel during the recent quarter.

Mineral exploration and evaluation expenses – related party increased by 5.6% to $118,437 for the quarter ended March 31, 2014 from $112,106 during the quarter ended March 31, 2013. The increase is due to increased reimbursable metallurgy and travel expenses paid to Nanominerals in Q1 2014.

General and administrative expenses decreased by 9.7% to $526,310 during the quarter ended March 31, 2014 from $582,866 during the quarter ended March 31, 2013. General and administrative expenses decreased primarily as a result of a decrease in stock based compensation as 2013’s vesting expense was driven by a higher stock price, and a decrease in legal expenses as 2013 included additional legal expenses related to the filing of our registration statement on Form S-3 and addressing SEC comments during the filing review process.

General and administrative expenses – related party decreased by 100% to $0 during the quarter ended March 31, 2014 from $19,125 during the quarter ended March 31, 2013. The decrease was due to termination of our consulting agreement with McNeil Consulting Group, LLC, and to the termination of our rent reimbursement arrangement with DOSA Consulting LLC, a limited liability company controlled by Douglas D.G. Birnie, our Chief Executive Officer.

Other Income and Expenses

Total other income and expenses increased by 4,845% to $332,055 during the quarter ended March 31, 2014 from $6,715 during the quarter ended March 31, 2013. The increase was a result of a gain on the change in fair value of the derivative liability recognized in Q1 related to the Special Warrant financing.

Income Tax (Expense) Benefit

Income tax (expense) benefit decreased by 100.1% to ($769) during the quarter ended March 31, 2014 from $593,158 during the quarter ended March 31, 2013. The decrease was primarily a result of increasing the allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $1,372,980, or $0.01 per common share, for the quarter ended March 31, 2014, as compared with a net loss of $1,101,694, or $0.01 per common share, for the quarter ended March 31, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carry forwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard did not affect our financial position or results of operation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2014, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $6,199,000 during the twelve months ending March 31, 2015 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. On March 24, 2014, we completed the sale of 12,525,000 Special Warrants for total proceeds of $2,505,000 on a private placement basis. On March 28, 2014 we completed the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. As a result of completing the sale of the Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until August 31, 2014. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)

Exhibit
Number	Description of Exhibit
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(17)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(17)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(17)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(17)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(18)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(20)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(20)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(20)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(20)
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein.(20)
10.28	Form of Special Warrant Subscription Agreement.(19)
10.29	Nanominerals Subscription Agreement.(19)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financials Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(20)
99.2	Red Mountain Project Claims Summary.(16)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(18)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(20)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 14, 2014	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 14, 2014	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)