Form 10-Q
period 2014-06-30
IRELAND INC.
filed 2014-08-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
As of August 12, 2014, the Registrant had 147,889,542 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$1,198,765	$708,371
Other receivables	6,380	8,380
Other receivables - related party	5,638	-
Prepaid expenses	130,126	351,876

Total current assets	1,340,909	1,068,627

Property and equipment, net	1,758,863	2,210,909
Mineral properties	32,128,133	32,128,133
Restricted investments held for reclamation bonds	1,170,448	1,175,725
Reclamation bonds	39,719	39,719
Deposits	12,462	12,462

Total non-current assets	35,109,625	35,566,948

Total assets	$36,450,534	$36,635,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$40,600	$111,260
Accounts payable - related party	39,656	38,160
Accrued payroll and related taxes	72,042	57,719
Due to related party	23,290	23,290
Derivative liability	703,185	-

Total current liabilities	878,773	230,429

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,551,111	902,767

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 147,809,542 and 146,559,542 shares, respectively, issued and outstanding	147,808	146,558
Additional paid-in capital	65,211,764	64,156,279
Accumulated other comprehensive income	9,246	12,771
Accumulated deficit	(30,469,395)	(28,582,800)

Total stockholders' equity	34,899,423	35,732,808

Total liabilities and stockholders' equity	$36,450,534	$36,635,575

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	641,399	652,333	1,443,197	1,383,151
Mineral exploration and evaluation expenses - related party	120,843	110,656	239,279	222,762
General and administrative	431,468	667,304	957,777	1,250,170
General and administrative - related party	-	19,125	-	38,250
Depreciation	235,533	234,375	470,257	467,028
Gain on asset disposal	-	-	(1,000)	-
Mineral and property holding costs	24,000	24,000	48,000	48,000

Total operating expenses	1,453,243	1,707,793	3,157,510	3,409,361

Loss from operations	(1,453,243)	(1,707,793)	(3,157,510)	(3,409,361)

Other income (expense)
Interest income	5,340	7,366	9,868	15,520
Rental income - related party	8,457	-	16,914	-
Gain on derivative liability	927,699	-	1,248,238	-
Interest expense	(739)	(743)	(2,207)	(2,182)

Total other income (expense)	940,757	6,623	1,272,813	13,338

Loss before income taxes	(512,486)	(1,701,170)	(1,884,697)	(3,396,023)

Income tax (expense) benefit	(1,129)	20,990	(1,898)	614,148

Net loss	$(513,615)	$(1,680,180)	$(1,886,595)	$(2,781,875)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	146,778,292	146,059,542	147,110,647	146,059,542

Consolidated Statements of Comprehensive Loss

Net loss	$(513,615)	$(1,680,180)	$(1,886,595)	$(2,781,875)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	(2,097)	(3,301)	(3,525)	(4,729)

Total comprehensive loss	$(515,712)	$(1,683,481)	$(1,890,120)	$(2,786,604)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577

Stock-based compensation	-	-	377,895	-	-	377,895

Warrant modification	-	-	83,925	-	-	83,925

Unrealized loss on investments, net of $2,547 deferred tax	-	-	-	(4,729)	-	(4,729)

Net loss, June 30, 2013	-	-	-	-	(2,781,875)	(2,781,875)

Balance, June 30, 2013	146,059,542	$146,058	$63,731,461	$15,627	$(25,440,353)	$38,452,793

Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808

Stock-based compensation	-	-	188,768	-	-	188,768

Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390

Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)

Exercise of special warrants	1,250,000	1,250	(1,250)	-	-	-

Unrealized loss on investments, net of $1,898 deferred tax	-	-	-	(3,525)	-	(3,525)

Net loss, June 30, 2014	-	-	-	-	(1,886,595)	(1,886,595)

Balance, June 30, 2014	147,809,542	$147,808	$65,211,764	$9,246	$(30,469,395)	$34,899,423

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,886,595)	$(2,781,875)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	470,257	467,028
Gain on asset disposal	(1,000)	-
Stock-based compensation	188,768	377,895
Stock-based expenses	-	83,925
Change in derivative liability	(1,248,238)	-
Deferred income taxes	1,898	(614,148)

Changes in operating assets and liabilities:
Other receivables	(3,638)	4,143
Prepaid expenses and deposits	221,750	195,705
Reclamation bonds and other deposits	-	281
Accounts payable and accrued liabilities	(54,841)	(65,851)

Net cash used in operating activities	(2,311,639)	(2,332,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,211)	(103,319)
Proceeds from asset disposal	1,000	-
Purchase of restricted investments held for reclamation bonds	(146)	(536)

Net cash used in investing activities	(17,357)	(103,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity financings	2,840,000	-
Financing issuance costs	(20,610)	-

Net cash provided by financing activities	2,819,390	-

NET CHANGE IN CASH	490,394	(2,436,752)

CASH AT BEGINNING OF PERIOD	708,371	5,636,638

CASH AT END OF PERIOD	$1,198,765	$3,199,886

SUPPLEMENTAL INFORMATION

Interest paid	$2,207	$2,182

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$1,951,423	$-

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Ireland Inc. (the “Company”) is primarily focused on the acquisition and exploration of mining properties and has been in the exploration stage since its formation. The Company has not yet realized any revenues from its planned operations. Upon identification of commercially minable reserves, the Company expects to actively prepare the site for its extraction and enter the development stage.

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $30,460,149 as of June 30, 2014. This amount is comprised of net loss from operations of $30,469,395 and other comprehensive income of $9,246. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company’s financial instruments consist of restricted investments in U.S. Treasury Notes, certificates of deposit and a derivative liability. The investments are classified within Level 1 of the fair value hierarchy as their fair value is determined using quoted prices in active markets.

The Company calculates the fair value of its derivative liability using the Binomial Lattice model, a level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in valuation techniques for these instruments or transfers between levels during the six month periods ended June 30, 2014 or 2013.

Restricted investments held for reclamation bonds - Restricted investments serve as collateral for reclamation bonding. The investments are classified as available for sale and are recorded at fair value based on quoted market prices with the unrealized gains and losses reflected in accumulated other comprehensive income or loss until realized. Realized gains and losses are determined on a specific identification method and are recognized in the consolidated statement of operations.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At June 30, 2014 and 2013, 74,979,024 and 59,379,025 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014			December 31, 2013
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(22,366)	$39,039	$61,405	$(15,807)	$45,598
Computers and equipment	52,275	(21,069)	31,206	52,275	(15,977)	36,298
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,279,814)	645,917	2,925,731	(2,006,347)	919,384
Site equipment	1,857,608	(1,136,575)	721,033	1,839,397	(976,435)	862,962
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(208,332)	291,668	500,000	(183,333)	316,667

	$5,450,614	$(3,691,751)	$1,758,863	$5,432,403	$(3,221,494)	$2,210,909

Depreciation expense was $235,533 and $234,375 for quarters ended June 30, 2014 and 2013, respectively and $470,257 and $467,028 for the six month periods ended June 30, 2014 and 2013 respectively.

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

The mining lease agreement provided the Company with an option to purchase the DDB Claims. On November 20, 2012, the Company exercised its option to purchase the DDB Claims. The total purchase price of $180,080 is included in mineral properties.

Reclamation bonds - The Company maintains required reclamation bonding with the Bureau of Land Management (“BLM”). Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At June 30, 2014 and December 31, 2013, obligations under cash bonding amounted to $39,719 and $39,719, respectively. At June 30, 2014 and December 31, 2013, restricted investments amounted to $1,170,448 and $1,175,725, respectively, and exceeded bonding requirements by $20,448 and $25,725, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2014
US Treasury Notes	$879,553	$14,225	$-	$893,778
Certificates of deposit	276,670	-	-	276,670

Total available-for-sale securities	$1,156,223	$14,225	$-	$1,170,448

December 31, 2013
US Treasury Notes	$879,553	$19,648	$-	$899,201
Certificates of deposit	276,524	-	-	276,524

Total available-for-sale securities	$1,156,077	$19,648	$-	$1,175,725

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income. Unrealized losses were $3,226 and $5,079 for the quarters ended June 30, 2014 and 2013, respectively and $5,423 and $7,276 for the six month periods ended June 30, 2014 and 2013, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2015, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of June 30, 2014 and December 31, 2013, respectively. The estimated costs were discounted using a credit adjusted risk-free rate of 4.27% and an inflation rate of 3.91% at June 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth the changes in the fair value of the derivative liability for the quarter ended June 30, 2014:

Beginning balance	$(1,630,884)
Exercise of Special Warrants	143,564
Change in fair value	784,135

Ending balance	$(703,185)

The following table sets forth the changes in the fair value of the derivative liability for the six month period ended June 30, 2014:

Beginning balance	$-
Issuance of Special Warrants	(1,951,423)
Exercise of Special Warrants	143,564
Change in fair value	1,104,674

Ending balance	$(703,185)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing- model, with the following assumptions used for the six month period ended June 30, 2014:

Dividend yield	-
Expected volatility	110.36% - 126.4%
Risk-free interest rate	0.11% - 0.14%
Expected life (years)	0.20 - 1.0

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

During the six month period ended June 30, 2014, stockholders’ equity activity consisted of the following:

Issuance of Common Stock - During the six month period ended June 30, 2014, the Company issued 1,250,000 shares of common stock from the exercise of Special Warrants.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

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

Warrant Amendments - On January 15, 2014, April 28, 2014 and on May 5, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 22,572,827 private placement warrants granted in connection with the 2007, 2009 and 2010 private placement offerings, and 4,000,000 additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended to April 30, 2014, June 30, 2014 and July 31, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

	January	April 28,	May 5,
	15, 2014	2014	2014
Risk-free interest rate	0.04%	0.015%	0.01%
Expected volatility	58.97%	85.93%	81.21%
Expected life (years)	0.30	0.20	0.10
Fair value	$ -	$ -	$ -

Subsequent to June 30, 2014, on July 17, 2014, the Company’s Board of Directors approved further extension of these warrants from July 31, 2014 to December 31, 2014.

Additionally, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 2,509,099 private placement warrants granted in connection with the 2011 private placement offerings, and 500,000 additional warrants issued to a consultant in 2011 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended from June 30, 2014 to September 30, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair value of the warrant modification using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.03%
Expected volatility	97.58%
Expected life (years)	0.20
Fair value	$ -

Subsequent to June 30, 2014, on July 17, 2014, the Company’s Board of Directors approved further extension of these warrants from July 31, 2014 to December 31, 2014.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

During the six month period ended June 30, 2013, stockholders’ equity activity consisted of the following:

Warrant Amendment - On May 30, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants in connection with the 2007, 2009 and 2010 private placement offerings, and certain additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the warrants was extended from June 30, 2013 to November 30, 2013. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair value of the warrants at $83,925 using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.07%
Expected volatility	70.33%

The expected life of the warrants, which is an output of the model, was 0.40 years.

Private Placement and Acquisition Warrants - A summary of warrant activity for the six month period ended June 30, 2014 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2013	43,566,828	$0.75 – 0.95	0.92
Granted	15,450,000	0.20 – 0.40	4.36
Exercised	(1,250,000)	0.40	-

Outstanding and exercisable, June 30, 2014	57,766,828	$0.20 - 0.95	1.71

The exercise price of the Special Warrants has been paid by the investors. Upon conversion of the Special Warrants, the holders will receive one warrant exercisable at $0.40. During the three and six month periods ended June 30, 2014, 1,250,000 of the Special Warrants were exercised. At June 30, 2014, 11,275,000 Special Warrants were outstanding.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2014, the Company had granted 13,866,916 options under the Plan with a weighted average exercise price of $0.49 per option. As of June 30, 2014, 12,412,197 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At June 30, 2014, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the six month period ended June 30, 2014:

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

2.	The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo-Trinomial Lattice model.

3.	Volatility is based on the average historical volatility levels of a representative peer group.

4.	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero- coupon issues over the equivalent contractual lives of the options.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

During the six month period ended June 30, 2014, the Company stock based awards as follows:

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $85,257 and $223,698 for the quarters ended June 30, 2014 and 2013, respectively and $188,768 and $377,895 for the six month periods ended June 30, 2014 and 2013, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2014:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2013	15,312,197	$0.35	$0.62	3.13
Options/warrants granted	1,900,000	0.12	0.28	6.64
Options/warrants exercised	-	-	-	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, June 30, 2014	17,212,197	$0.33	$0.58	3.21	$312,000

Exercisable, June 30, 2014	12,887,197	$0.34	$0.56	1.97	$312,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2013	3,050,000	$0.31
Granted	1,900,000	0.12
Vested	(625,000)	0.10

Unvested, June 30, 2014	4,325,000	$0.26

For the six month period ended June 30, 2014, the total fair value of shares vested was $63,525. As of June 30, 2014, there was $157,664 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.33 years as of June 30, 2014.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carryforward	$11,098,593	$10,176,684
Option compensation	1,901,541	1,835,472
Property, plant & equipment	742,348	634,124
Exploration costs	531,404	531,496
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	14,509,204	13,413,094
Less: valuation allowance	(3,437,034)	(2,339,026)

Net deferred income tax assets	11,072,170	11,074,068

Deferred income tax liabilities:

Unrealized gain on investments	(4,979)	(6,877)
Acquisition related liabilities	(11,067,191)	(11,067,191)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2014 and December 31, 2013, respectively.

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

A reconciliation of the tax provision for the quarters ended June 30, 2014 and 2013 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2014	2013

Income tax benefit based on statutory tax rate	$179,370	$595,410

Reconciling items:
Non-deductible items	324,678	(29,384)
Change in valuation allowance	(505,177)	(545,036)

Income tax (expense) benefit	$(1,129)	$20,990

A reconciliation of the tax benefit for the six month periods ended June 30, 2014 and 2013 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2014	2013

Income tax benefit based on statutory tax rate	$659,644	$1,188,607

Reconciling items:
Non-deductible items	436,467	(29,425)
Change in valuation allowance	(1,098,009)	(545,034)

Income tax (expense) benefit	$(1,898)	$614,148

The Company had cumulative net operating losses of approximately $31,710,270 as of June 30, 2014 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2034.

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

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property.

The lease provides for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748.

The Company has a sublease agreement with a related party as further discussed in Note 11. The following table represents future base rent payments, sublease income and the net lease commitment for each of the twelve month periods ending June 30,

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2015	$49,748	$22,308	$27,440
2016	51,737	3,334	48,403
2017	53,807	-	53,807
2018	4,498	-	4,498

	$159,790	$25,642	$134,148

Rental expense for office space was $14,242 and $17,925 for the quarters ended June 30, 2014 and 2013, respectively and $28,721 and $36,675 for the six month periods ended June 30, 2014 and 2013, respectively. As further discussed in Note 11, for the six month period ended June 30, 2013, rent expense reimbursements were paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO.

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

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2015 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2014, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of June 30, 2014, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum potential penalty amounts to $346,979. As of June 30, 2014, the Company has incurred cumulative penalties of $5,757.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2014, the Company had $869,764 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the quarters ended June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Unrealized holding losses	$(3,226)	$(5,079)
Income tax benefit - OCI	1,129	1,778

Total unrealized loss, net of tax	$(2,097)	$(3,301)

The tax effects of each component of comprehensive loss for the six month periods ended June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Unrealized holding losses	$(5,423)	$(7,276)
Income tax benefit	1,898	2,547

Total unrealized loss, net of tax	$(3,525)	$(4,729)

11.	RELATED PARTY TRANSACTIONS

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Prior to September 2013, DOSA provided the Company with use of its employees and office space. Fees for these services amounted to $4,125 and $8,250 for the three and six month periods ended June 30, 2013. Services provided by NMC are also coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS (continued)

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2014 and 2013.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Reimbursement of expenses	$15,843	$5,656	$29,279	$12,762
Consulting services provided	105,000	105,000	210,000	210,000

Mineral and exploration expense – related party	$120,843	$110,656	$239,279	$222,762

Equipment purchases	-	-	-	$25,000

For the three and six month periods ended June 30, 2014 and 2013, all NMC transactions were invoiced by DOSA. $39,656 was due to DOSA for NMC fees or reimbursements at June 30, 2014. At December 31, 2013, the Company owed DOSA $38,160 for NMC fees and reimbursements.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. Prior to December 15, 2013, MCG provided the Company with management advisory services. The Company incurred total fees to MCG of $15,000 and $30,000 during the three and six month periods ended June 30, 2013, respectively.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement was effective September 1, 2013, is for a two year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $8,457 and $16,914 for the three and six month periods ended June 30, 2014, respectively. $5,638 was due from SMC as of June 30, 2014. No amounts were due from SMC as of December 31, 2013.

Former officers - Due to related parties includes amounts due to former officers of the Company. At June 30, 2014 and December 31, 2013, the remaining amount of due to related parties was $23,290, respectively.

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

OVERVIEW

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are a minerals exploration company focused on the discovery and extraction of precious metals from mineral deposits in the Southwestern United States.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended March 31, 2014:

Extension of 2007, 2009 and 2010 Private Placement Warrants and Consultant Warrants

On July 17, 2014, our Board of Directors approved a further extension of the expiry date for warrants issued under our 2007, 2009, 2010 and 2011 private placements, and certain additional warrants issued to consultants for services in 2009, 2010 and 2011 (collectively, the “Expiring Warrants”).

The expiry dates for the Expiring Warrants were extended as follows:

	Maximum No. of	Exercise	Previous	Extended
	Shares Issuable on	Price per	Expiry	Expiry
Expiring Warrants	Exercise	Share	Date	Date
2007 Private Placement Warrants	10,160,650	$0.75	July 31, 2014	December 31, 2014
2009 Private Placement Warrants	6,894,677	$0.75	July 31, 2014	December 31, 2014
2010 Private Placement Warrants	5,517,500	$0.75	July 31, 2014	December 31, 2014
2009 Consultant Warrants	200,000	$0.55	July 31, 2014	December 31, 2014
2010 Consultant Warrants	3,800,000	$0.75	July 31, 2014	December 31, 2014
2011 Private Placement Warrants	2,509,099	$0.80	September 30, 2014	December 31, 2014
2011 Consultant Warrants	500,000	$0.75	September 30, 2014	December 31, 2014

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

Technical Program Updates

During our second fiscal quarter, we:

  Conducted over 1,500 assays and tests to determine the effectiveness of high temperature treatment on the Columbus Project material and to quantify the head grade of the Columbus Project. The results of these tests showed that high temperature treatment has a positive effect on the extraction of precious metals from the Columbus Project materials.

  Completed a size fraction analysis of our sample material. Size fraction analysis involves separating the constituent parts of the sample material by particle size and examining the properties of each size grouping or fraction. The results of our size fraction analysis showed that we have a relatively consistent distribution of gold across all size fractions of the head material.

Testing at the pilot plant is ongoing and we are as confident as ever that we will find the successful combination of processes to result in a commercially viable precious metals extraction process. Testing this past quarter was delayed several weeks due to the breakdown of certain equipment (which has since been repaired). That issue has now been resolved, and we are processing the backlog of tests.

Much of the work completed during the past three months has involved small sized tests (5-200 grams) using a newly introduced high temperature treatment process:

  Some of these tests were extremely successful (resulting in higher than 0.1 opt Au extraction), while other tests failed to return targeted extraction rates. The tests that did not return targeted results were nevertheless beneficial as they narrowed the path towards success.

  Work is ongoing to optimize the protocols and to improve the consistency of these assay results, which are moderated because of the small sample sizes.

  In addition, as the source material for these tests comes from only a few locations at the Columbus Project site, these results cannot be extrapolated to a wider area. Actual results from these high temperature tests, although very encouraging, have not been publicly reported by us because testing procedures did not follow strict chain of custody protocols conducted by third parties (this was necessary to expedite optimization).

  Based on the results from some of our recent testing, we are optimistic about achieving our extraction goal of 0.03 opt Au.

Once batch extraction rates have been completed to our satisfaction, we intend to begin the process of phasing in operation of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day.

After effective operating parameters for the leaching and metals recovery components of the extraction circuit have been fully identified and implemented and the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program, permits for which have already been granted.

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

(b)

Mining and Recovery Methodology: We currently have a Water Pollution Control permit for the Columbus Project that allows for the extraction of precious metals and the production of calcium carbonate on the 380-acre site (266- acre mine site, 60-acre mill site, and 54 acres defined as “undisturbed area”) at a mine rate of up to 792,000 tons per year. As previously reported, we are currently focused on the extraction of precious metals from the sand zone areas of the Columbus Project – specifically, the North and South Sand Zones.

We are continuing the process of transferring the gold and silver extraction process that achieved our targeted extraction rates when operated under laboratory conditions at AuRIC’s facility in Salt Lake City to the Columbus Project’s on-site pilot plant. Recoveries from our tests using the on-site extraction process have not yet reached our targeted recovery rate of 0.03 opt AuE on a consistent basis. Current efforts to finalize the mining and recovery methodology are based on a two-pronged approach consisting of:

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

As part of our efforts to evaluate modifications to the extraction process, small analytical tests (5 to 20 grams) using a high temperature pretreatment have been completed. Some of these small tests have resulted in higher gold extraction rates (>0.1 opt Au). However, we do not yet know if these improved results can be consistently replicated because they were derived from small sample sizes. The source material for these tests was taken primarily from only two areas and thus results cannot be extrapolated to the wider Columbus Project Area.

Since April 2014, we have been testing the effects of high temperature treatments on the Columbus Project material. During this testing process, we have completed over 1,500 assays and tests onsite. Results of these tests have shown that high temperature treatment does have a positive effect on precious metals extraction. We have seen some very positive results from adjustments to the operational parameters of components of the extraction process. The focus of the recent work has been on the collection of precious metals from the pregnant leach solution. We believe that the steps before and after this step are operating, as they should.

Once pilot plant batch extraction rates have been established to our satisfaction, we intend to begin phasing in the operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. After the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program. This timeline will be dictated by process results, and the availability of personnel and equipment.

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

We anticipate spending approximately $2,852,000 on our exploration program and $220,000 on our capital expenditures for the Columbus Project during the twelve months ending June 30, 2015.

The Red Mountain Project

Sampling and Drilling Program: Our exploration program for the Red Mountain Project includes a Drilling and Sampling program. The Red Mountain Project is not currently active. We have set a budget of $139,000 for property payments and maintenance costs for the Red Mountain Project for the twelve months ending June 30, 2015. We have reallocated certain funds originally budgeted towards the Red Mountain Project in order to provide us with maximum flexibility in achieving our technical milestones at our lead project.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our consolidated financial statements for the period ended June 30, 2014 included in this Quarterly Report on Form 10-Q.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation and the derivative liability, impairment analysis of long-lived assets, accrued reclamation and remediation costs and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Impairment of long-lived assets - We review and evaluate our long-lived assets for impairment at each balance sheet date due to our planned exploration stage losses and document such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as our continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property.

Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. To date, no such impairments have been identified.

Asset Retirement Obligation - Future obligations to retire an asset, including site closure, are recorded as a liability at fair value in the period incurred. The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free interest rate and an estimated inflation factor. The value of the liability is evaluated at least annually or as new information becomes available. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Cash	$1,198,765	$708,371

Current liabilities	$878,773	$230,429
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$34,899,423	$35,732,808

During the six months ended June 30, 2014, our liquidity position was affected by the following:

  Continued exploration losses of $1,886,595 for the six months ended June 30, 2014.
  Proceeds from equity financings that total $2,840,000.
  Significant non-cash expenses through this period included depreciation of $470,257 and stock-based compensation of $188,768.
  Significant non-cash income included the gain on the change in fair value of our derivative liability of $1,248,238.
  Purchase of Property and Equipment that totaled $18,211.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending June 30, 2015:

Columbus Project
· Property Payments	$200,000
· Drilling Program and Mineralization Estimates	1,003,000
· Pilot Plant / Project Feasibility	1,649,000
Total for Columbus Project	$2,852,000

Red Mountain Project
· Property Acquisition and Maintenance Costs	$139,000
Total for Red Mountain Project	$139,000

General and Administration
Total for General and Administration	$1,942,000
Total Expected Expenses	$4,933,000
Total Expected Capital Expenditures	$220,000
Total Expected Cash Expenditures	$5,153,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through June 30, 2015 will be approximately $5,153,000. As of June 30, 2014, we had cash reserves in the amount of approximately $1,200,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending June 30, 2015. On March 24, 2014, we completed the sale of 12,525,000 Special Warrants for total proceeds of $2,505,000 on a private placement basis. On March 28, 2014, we completed the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. As a result of completing the sale of the Special Warrants, we anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities through September 30, 2014. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  Our management is currently evaluating alternative cost cutting and cash preservation measures for the purpose of extending the length of time that our current cash position will allow us to continue operations before we complete our next financing. As part of these changes, as of August 16th, 2014, our Chief Executive Officer, Douglas D.G. Birnie’s compensation will be deferred until such time as the Company has sufficient funds.

  On March 25, 2014, we entered into a subscription agreement (the “NMC Subscription Agreement”) with our principal stockholder, Nanominerals Corp., whereby Nanominerals has agreed to purchase units (each an “NMC Unit”) for an aggregate purchase price of $300,000 (the “Aggregate Purchase Price”). The total number of NMC Units to be sold to Nanominerals on closing will be based on a per unit purchase price equal to the greater of $0.20 and the average closing price of our common stock over the ten trading days immediately prior to closing (the “Per Unit Purchase Price”). Each NMC Unit will consist of one share of our common stock and one warrant (each an “NMC Warrant”) to purchase one additional share of common stock at a price equal to 200% of the Per Unit Purchase Price, for a period expiring on March 29, 2019. Under the terms of the NMC Subscription Agreement, Nanominerals is required to complete the purchase on or before August 15, 2014.

  Our twelve month budget includes capital expenditures of $220,000; however, we do not have any commitments for capital expenditures.

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

Six Month period ended June 30, 2014 and 2013.

Operating Expenses

Operating Expenses decreased by 7.4% to $3,157,510 during the six month period ended June 30, 2014 from $3,409,361 during the six month period ended June 30, 2013. Operating expenses decreased primarily as a result of lower general and administrative expenses.

Mineral exploration and evaluation expenses increased by 4.3% to $1,443,197 during the six month period ended June 30, 2014 from $1,383,151 during the six month period ended June 30, 2013. The increase was due to additional metallurgical work performed by AuRIC in 2014 and to increased site travel during the recent quarter.

Mineral exploration and evaluation expenses – related party increased by 7.4% to $239,279 for the six month period ended June 30, 2014 from $222,762 during the six month period ended June 30, 2013. The increase is due to increased reimbursable metallurgy and travel expenses paid to Nanominerals in 2014.

General and administrative expenses decreased 23.4% to $957,777 during the six month period ended June 30, 2014 from $1,250,170 during the six month period ended June 30, 2013. General and administrative expenses decreased primarily as a result of a decrease in stock based compensation as 2013’s vesting expense was driven by a higher stock price, and a decrease in legal expenses as 2013 included additional legal expenses related to the filing of our registration statement on Form S-3 and addressing SEC comments during the filing review process. Lastly, in 2013, the warrant extensions resulted in additional expense while the 2014 warrant extensions were valued at zero.

General and administrative expenses – related party decreased to $0 during the six month period ended June 30, 2014 from $38,250 during the six month period ended June 30 2013. The decrease was due to termination of our consulting agreement with McNeil Consulting Group, LLC, and to the termination of our rent reimbursement arrangement with DOSA Consulting LLC, a limited liability company controlled by Douglas D.G. Birnie, our Chief Executive Officer.

Other Income and Expenses

Total other income and expenses increased by 9,442% to $1,272,813 during the six month period ended June 30, 2014 from $13,338 during the six month period ended June 30, 2013. The increase was a result of a gain on the change in fair value of the derivative liability related to the Special Warrant financing.

Income Tax (Expense) Benefit

Income taxes decreased by 100% to expense of $1,898 during the six month period ended June 30, 2014 from a benefit of $614,148 during the six month period ended June 30, 2013. The decrease was primarily a result of increasing the allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $1,886,595, or $0.01 per common share, for the six month period ended June 30, 2014, as compared with a net loss of $2,781,875, or $0.02 per common share, for the six month period ended June 30, 2013.

Three Month period ended June 30, 2014 and 2013.

Operating Expenses

Operating Expenses decreased by 14.9% to $1,453,243 during the three month period ended June 30, 2014 from $1,707,793 during the three month period ended June 30, 2013. Operating expenses decreased primarily as a result of lower general and administrative expenses.

Mineral exploration and evaluation expenses decreased by 1.7% to $641,399 during the quarter ended June 30, 2014 from $652,333 during the quarter ended June 30, 2013.

Mineral exploration and evaluation expenses – related party increased by 9.2% to $120,843 for the quarter ended June 30, 2014 from $110,656 during the quarter ended June 30, 2013. The increase was due to increased reimbursable metallurgical and travel expenses paid to Nanominerals.

General and administrative expenses decreased 35.3% to $431,468 during the quarter ended June 30, 2014 from $667,304 during the quarter ended June 30, 2013. General and administrative expenses decreased primarily as a result of a decrease in stock based compensation as 2013’s vesting expense was driven by a higher stock price. Additionally, in 2013, warrant extensions resulted in additional expense while the values of warrant extensions in the second quarter of 2014 were calculated at zero.

General and administrative expenses – related party decreased to $0 during the quarter ended June 30, 2014 from $19,125 during the quarter ended June 30 2013. The decrease was due to termination of our consulting agreement with McNeil Consulting Group, LLC, and to the termination of our rent reimbursement arrangement with DOSA Consulting LLC, a limited liability company controlled by Douglas D.G. Birnie, our Chief Executive Officer.

Other Income and Expenses

Total other income and expenses increased by 14,104% to $940,757 during the quarter ended June 30, 2014 from $6,623 during the quarter ended June 30, 2013. The increase was a result of a gain on the change in fair value of the derivative liability related to the Special Warrant financing.

Income Tax (Expense) Benefit

Income taxes decreased by 105% to an expense of $1,129 during the quarter ended June 30, 2014 from a benefit of $20,990 during the quarter ended June 30, 2013. The decrease was primarily a result of increasing the allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $513,615, or $0.00 per common share, for the quarter ended June 30, 2014, as compared with a net loss of $1,680,180, or $0.01 per common share, for the quarter ended June 30, 2013.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. We have elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2014, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,153,000 during the twelve months ending June 30, 2015 on the exploration of our Columbus and Red Mountain Projects and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. On March 24, 2014, we completed the sale of 12,525,000 Special Warrants for total proceeds of $2,505,000 on a private placement basis. On March 28, 2014 we completed the sale of an additional 1,675,000 Special Warrants for total additional proceeds of $335,000. As a result of completing the sale of the Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration programs until September 31, 2014. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

In 2012 there was an increase in claim maintenance fees related to association placer claims. Previously, maintenance fees for placer mineral claims were $140 per year per placer claim, with claims being up to 160 acres each. Beginning in 2012, these fees were increased to $140 for every 20 acres of a placer claim, and beginning September 1, 2014, these fees are expected to increase again to $155 for every 20 acres. These increases effectively increase the fee for a 160 acre claim from $140 per year to $1,240.

In addition to claim maintenance fees, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on our mineral properties. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our mineral rights to lapse.

Because we are a mineral exploration company, we face a high risk of business failure.

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

Prior to commencing mineral production, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(17)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(17)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(17)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(17)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(18)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(20)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(20)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(20)

Exhibit
Number	Description of Exhibit
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(20)
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein.(20)
10.28	Form of Special Warrant Subscription Agreement.(19)
10.29	Nanominerals Subscription Agreement.(19)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financials Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(20)
99.2	Red Mountain Project Claims Summary.(16)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011 filed January 11, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(18)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(20)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: August 14, 2014	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)