Form 10-Q
period 2014-09-30
IRELAND INC.
filed 2014-11-19
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
[X] Yes                 [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
As of November 14, 2014, the Registrant had 150,572,875 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

     IRELAND INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$548,796	$708,371
Certificates of deposit	75,000	-
Other receivables	2,552	8,380
Other receivables - related party	12,943	-
Prepaid expenses	190,106	351,876

Total current assets	829,397	1,068,627

Property and equipment, net	1,533,528	2,210,909
Mineral properties	15,882,179	32,128,133
Restricted investments held for reclamation bonds	1,093,384	1,175,725
Reclamation bonds	39,719	39,719
Deposits	10,262	12,462

Total non-current assets	18,559,072	35,566,948

Total assets	$19,388,469	$36,635,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$127,909	$111,260
Accounts payable - related party	105,000	38,160
Accrued payroll and related taxes	53,173	57,719
Due to related party	23,290	23,290
Derivative liability	637,140	-

Total current liabilities	946,512	230,429

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,618,850	902,767

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 149,322,875 and 146,559,542 shares, respectively, issued and outstanding	149,321	146,558
Additional paid-in capital	65,575,764	64,156,279
Accumulated other comprehensive income	7,861	12,771
Accumulated deficit	(47,963,327)	(28,582,800)

Total stockholders' equity	17,769,619	35,732,808

Total liabilities and stockholders' equity	$19,388,469	$36,635,575

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	534,757	638,948	1,978,144	2,022,100
Mineral exploration and evaluation
expenses - related party	105,000	115,732	344,279	338,494
General and administrative	391,447	598,087	1,349,035	1,848,256
General and administrative - related party	-	20,569	-	58,819
Depreciation	236,069	233,753	706,326	700,780
Loss (gain) on asset disposal	-	450	(1,000)	450
Mineral and property holding costs	58,000	24,000	106,000	72,000
Abandonment of mineral rights	16,245,954	-	16,245,954	-

Total operating expenses	17,571,227	1,631,539	20,728,738	5,040,899

Loss from operations	(17,571,227)	(1,631,539)	(20,728,738)	(5,040,899)

Other income (expense)
Interest income	4,774	6,313	14,642	21,832
Rental income - related party	7,305	2,819	24,219	2,819
Gain on derivative liability	66,045	-	1,314,283	-
Interest expense	(83)	(126)	(2,289)	(2,308)

Total other income (expense)	78,041	9,006	1,350,855	22,343

Loss before income taxes	(17,493,186)	(1,622,533)	(19,377,883)	(5,018,556)

Income tax (expense) benefit	(746)	2,451	(2,644)	616,599

Net loss	$(17,493,932)	$(1,620,082)	$(19,380,527)	$(4,401,957)

Loss per common share - basic and diluted	$(0.12)	$(0.01)	$(0.13)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	148,577,078	146,170,412	147,604,829	146,096,905

Consolidated Statements of Comprehensive Loss

Net loss	$(17,493,932)	$(1,620,082)	$(19,380,527)	$(4,401,957)

Other comprehensive loss
Unrealized (loss) gain on investments, net of deferred tax	(1,385)	4,550	(4,910)	(179)

Total comprehensive loss	$(17,495,317)	$(1,615,532)	$(19,385,437)	$(4,402,136)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577
Stock-based compensation	-	-	603,639	-	-	603,639
Stock-based expenses	-	-	83,925	-	-	83,925
Issuance of shares for cash, net	300,000	300	14,700	-	-	15,000
Unrealized loss on investments, net of $96 deferred tax	-	-	-	(179)	-	(179)
Net loss, September 30, 2013	-	-	-	-	(4,401,957)	(4,401,957)
Balance, September 30, 2013	146,359,542	$146,358	$63,971,905	$20,177	$(27,060,435)	$37,078,005
Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808
Stock-based compensation	-	-	245,281	-	-	245,281
Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390
Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)
Exercise of special warrants	1,250,000	1,250	(1,250)	-	-	-
Issuance of shares for cash, net	1,513,333	1,513	307,487	-	-	309,000
Unrealized loss on investments, net of $2,644 deferred tax	-	-	-	(4,910)	-	(4,910)
Net loss, September 30, 2014	-	-	-	-	(19,380,527)	(19,380,527)
Balance, September 30, 2014	149,322,875	$149,321	$65,575,764	$7,861	$(47,963,327)	$17,769,619

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,380,527)	$(4,401,957)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	706,326	700,780
(Gain) loss on asset disposal	(1,000)	450
Abandonment of mineral rights	16,245,954	-
Stock-based compensation	245,281	603,639
Stock-based expenses	-	83,925
Change in derivative liability	(1,314,283)	-
Deferred income taxes	2,644	(616,599)

Changes in operating assets and liabilities:
Other receivables	(7,115)	2,971
Prepaid expenses and deposits	161,770	(97,313)
Reclamation bonds and other deposits	2,200	(9,982)
Accounts payable and accrued liabilities	78,943	(80,132)

Net cash used in operating activities	(3,259,807)	(3,814,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,945)	(165,727)
Proceeds from asset disposal	1,000	-
Purchase of restricted investments held for reclamation bonds	(213)	(623)

Net cash used in investing activities	(28,158)	(166,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity financings	3,149,000	15,000
Financing issuance costs	(20,610)	-

Net cash provided by financing activities	3,128,390	15,000

NET CHANGE IN CASH	(159,575)	(3,965,568)

CASH AT BEGINNING OF PERIOD	708,371	5,636,638

CASH AT END OF PERIOD	$548,796	$1,671,070
	-

SUPPLEMENTAL INFORMATION

Interest paid	$2,289	$2,308

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$1,951,423	$-

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $47,955,466 as of September 30, 2014. This amount is comprised of net loss from operations of $47,963,327 and other comprehensive income of $7,861. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

There have been no changes in valuation techniques for these instruments or transfers between levels during the nine month periods ended September 30, 2014 or 2013.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At September 30, 2014 and 2013, 76,154,857 and 59,079,025 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014			December 31, 2013
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(25,645)	$35,760	$61,405	$(15,807)	$45,598
Computers and equipment	52,275	(23,615)	28,660	52,275	(15,977)	36,298
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,416,546)	509,185	2,925,731	(2,006,347)	919,384
Site equipment	1,868,342	(1,217,586)	650,756	1,839,397	(976,435)	862,962
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(220,833)	279,167	500,000	(183,333)	316,667

	$5,461,348	$(3,927,820)	$1,533,528	$5,432,403	$(3,221,494)	$2,210,909

Depreciation expense was $236,069 and $233,753 for quarters ended September 30, 2014 and 2013, respectively and $706,326 and $700,780 for the nine month periods ended September 30, 2014 and 2013 respectively.

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

On August 31, 2014, the Company elected not to renew 51% of the acquired mining claims by declining to pay the Bureau of Land Management (“BLM”) maintenance fees for the abandoned claims. A loss of $16,136,105 was recognized during the quarter ended September 30, 2014.

DDB Claims - The Company had a lease agreement for mining claims with the DDB Syndicate. Douglas D.G. Birnie, the Company’s CEO, is the indirect owner of a 1/8 interest in the DDB Syndicate, as is Lawrence E. Chizmar, a former member of our Board of Directors and a former director of CBI. The remaining members of the DDB Syndicate are made up of former officers and directors, and relatives of former officers and directors, of CBI, and affiliates of NMC. The DDB Claims were located in 2007, prior to Mr. Birnie’s, NMC’s, or Mr. Chizmar’s involvement with the Company.

The mining lease agreement provided the Company with an option to purchase the DDB Claims. On November 20, 2012, the Company exercised its option to purchase the DDB Claims for a purchase price of $180,080. On August 31, 2014, the Company elected not to renew 61% of the DDB claims by declining to pay the BLM maintenance fees for the abandoned claims. A loss of $109,849 was recognized in the quarter ended September 30, 2014.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

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

On August 27, 2014, the Company entered into a termination and mutual release agreement terminating the Amendment. Under the termination agreement, the Company made a one-time cash payment of $50,000 and both parties mutually agreed to release and discharge each other from any past, present or future claims with respect to the Amendment.

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At September 30, 2014 and December 31, 2013, obligations under cash bonding amounted to $39,719 and $39,719, respectively. At September 30, 2014 and December 31, 2013, restricted investments amounted to $1,093,384 and $1,175,725, respectively, and exceeded bonding requirements by $13,999 and $25,725, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2014
US Treasury Notes	$879,553	$12,094	$-	$891,647
Certificates of deposit	201,737	-	-	201,737

Total available-for-sale securities	$1,081,290	$12,094	$-	$1,093,384

December 31, 2013
US Treasury Notes	$879,553	$19,648	$-	$899,201
Certificates of deposit	276,524	-	-	276,524

Total available-for-sale securities	$1,156,077	$19,648	$-	$1,175,725

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income. Unrealized gains and losses were $(2,131) and $7,001 for the quarters ended September 30, 2014 and 2013, respectively and $(7,554) and $(275) for the nine month periods ended September 30, 2014 and 2013, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2015, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of September 30, 2014 and December 31, 2013, respectively. The estimated costs were discounted using a credit adjusted risk-free rate of 4.27% and an inflation rate of 3.91% at September 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth the changes in the fair value of the derivative liability for the quarter ended September 30, 2014:

Beginning balance	$(703,185)
Exercise of Special Warrants	-
Change in fair value	66,045

Ending balance	$(637,140)

The following table sets forth the changes in the fair value of the derivative liability for the nine month period ended September 30, 2014:

Beginning balance	$-
Issuance of Special Warrants	(1,951,423)
Exercise of Special Warrants	143,564
Change in fair value	1,170,719

Ending balance	$(637,140)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, with the following assumptions used for the nine month period ended September 30, 2014:

Dividend yield	-
Expected volatility	110.36% - 137.42%
Risk-free interest rate	0.08% - 0.14%
Expected life (years)	0.20 - 1.0

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

During the nine month period ended September 30, 2014, stockholders’ equity activity consisted of the following:

Issuance of Common Stock - During the nine month period ended September 30, 2014, the Company issued 1,250,000 shares of common stock from the exercise of Special Warrants and 180,000 shares of common stock from the exercise of stock options for aggregate gross proceeds of $9,000.

Private Placement - On August 15, 2014, the Company completed the sale of 1,333,333 units (each a “Unit”) to NMC. The sale of the Units was made pursuant to a subscription agreement entered into on March 25, 2014 whereby NMC agreed to purchase Units for an aggregate purchase price of $300,000 on or before August 15, 2014. The per Unit purchase price of $0.225 was determined as the greater of the average closing price for the Company’s common stock over the ten trading days prior to completion of the sale and $0.20 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of common stock at $0.45 per share, expiring March 29, 2019.

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

Warrant Amendments - On January 15, 2014, April 28, 2014, May 5, 2014 and on July 17, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 22,572,827 private placement warrants granted in connection with the 2007, 2009 and 2010 private placement offerings, and 4,000,000 additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended to April 30, 2014, June 30, 2014, July 31, 2014 and December 31, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

	January	April 28,	May 5,	July 17,
	15, 2014	2014	2014	2014
Risk-free interest rate	0.04%	0.015%	0.01%	0.06%
Expected volatility	58.97%	85.93%	81.21%	112.00%
Expected life (years)	0.30	0.20	0.10	0.40
Fair value	$-	$-	$-	$-

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Additionally, on May 5, 2014 and on July 17, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend 2,509,099 private placement warrants granted in connection with the 2011 private placement offerings, and 500,000 additional warrants issued to a consultant in 2011 (collectively, the “Expiring Warrants”). The expiration date of the Expiring Warrants was extended from June 30, 2014 to September 30, 2014 and to December 31, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair value of the warrant modification using the Binomial Lattice model with the following assumptions and outputs:

	May 5, 2014	July 17, 2014
Risk-free interest rate	0.03%	0.02%
Expected volatility	97.58%	65.52%
Expected life (years)	0.20	0.20
Fair value	$-	$-

During the nine month period ended September 30, 2013, stockholders’ equity activity consisted of the following:

Issuance of Common Stock - During the nine month period ended September 30, 2013, the Company issued 300,000 shares of common stock from the exercise of stock options for aggregate gross proceeds of $15,000.

Warrant Amendment - On May 30, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants in connection with the 2007, 2009 and 2010 private placement offerings, and certain additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the warrants was extended from June 30, 2013 to November 30, 2013. In all other respects, the terms and conditions of the Expiring Warrants remain the same. The Company calculated the fair value of the warrants at $83,925 using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.07%
Expected volatility	70.33%
Expected life	0.40 years

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Private Placement and Acquisition Warrants - A summary of warrant activity for the nine month period ended September 30, 2014 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2013	43,566,828	$0.75 – 0.95	0.92
Granted	16,783,333	0.20 – 0.45	4.16
Exercised	(1,250,000)	0.40	-

Outstanding and exercisable, September 30, 2014	59,100,161	$0.20 - 0.95	1.70

The exercise price of the Special Warrants has been paid by the investors. Upon conversion of the Special Warrants, the holders will receive one warrant exercisable at $0.40. During the three and nine month periods ended September 30, 2014, 1,250,000 of the Special Warrants were exercised. At September 30, 2014, 12,950,000 Special Warrants were outstanding.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2014, the Company had granted 13,996,916 options under the Plan with a weighted average exercise price of $0.49 per option. As of September 30, 2014, 12,254,697 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At September 30, 2014, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the nine month period ended September 30, 2014:

Dividend yield	-
Expected volatility	74.95 – 115.86%
Risk-free interest rate	0.11 – 2.00%
Expected life (years)	4.25 - 7.89

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

During the nine month period ended September 30, 2014, the Company stock based awards as follows:

a)

On September 11, 2014, the Company granted non-qualified stock options to certain employees under the Plan for an aggregate of 130,000 shares of common stock at an exercise price of $0.24 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $56,514 and $225,744 for the quarters ended September 30, 2014 and 2013, respectively and $245,281 and $603,639 for the nine month periods ended September 30, 2014 and 2013, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

For the nine month period ended September 30, 2014, the Company received $9,000 from the exercise of stock options; the related tax benefit was $11,900 and the intrinsic value was $34,000. For the nine month period ended September 30, 2013, the Company received $15,000 from the exercise of stock options; the related tax benefit was $23,100 and the intrinsic value was $66,000.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2014:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2013	15,312,197	$0.35	$0.62	3.13
Options/warrants granted	2,030,000	0.11	0.28	6.62
Options/warrants exercised	(180,000)	0.38	0.05	-
Options/warrants expired	(107,500)	0.25	0.57	-
Options/warrants cancelled	-	-	-	-

Outstanding, September 30, 2014	17,054,697	$0.32	$0.58	3.14	$217,800

Exercisable, September 30, 2014	12,912,197	$0.34	$0.56	1.95	$217,800

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2013	3,050,000	$0.31
Granted	2,030,000	0.11
Vested	(937,500)	0.10

Unvested, September 30, 2014	4,142,500	$0.26

For the nine month period ended September 30, 2014, the total fair value of shares vested was $95,288. As of September 30, 2014, there was $112,395 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.36 years as of September 30, 2014.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carryforward	$11,616,248	$10,176,684
Option compensation	1,887,889	1,835,472
Property, plant & equipment	796,349	634,124
Exploration costs	518,957	531,496
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	15,054,761	13,413,094
Less: valuation allowance	(9,561,971)	(2,339,026)

Net deferred income tax assets	5,492,790	11,074,068

Deferred income tax liabilities:

Unrealized gain on investments	(4,233)	(6,877)
Acquisition related liabilities	(5,488,557)	(11,067,191)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2014 and December 31, 2013, respectively.

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

A reconciliation of the tax provision for the quarters ended September 30, 2014 and 2013 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2014	2013

Income tax benefit based on statutory tax rate	$6,122,615	$567,887

Reconciling items:
Non-deductible items	1,575	-
Change in valuation allowance	(6,124,936)	(565,436)

Income tax (expense) benefit	$(746)	$2,451

A reconciliation of the tax benefit for the nine month periods ended September 30, 2014 and 2013 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2014	2013

Income tax benefit based on statutory tax rate	$6,782,259	$1,756,495

Reconciling items:
Non-deductible items	438,042	(29,425)
Change in valuation allowance	(7,222,945)	(1,110,471)

Income tax (expense) benefit	$(2,644)	$616,599

The Company had cumulative net operating losses of approximately $33,189,284 as of September 30, 2014 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2034.

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

The Company has a sublease agreement with a related party as further discussed in Note 11. The following table represents future base rent payments, sublease income and the net lease commitment for each of the twelve month periods ending September 30,

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2015	$50,240	$18,337	$31,903
2016	52,250	-	52,250
2017	44,983	-	44,983

	$147,473	$18,337	$129,136

Rental expense for office space, including common area maintenance fees, was $16,700 and $21,444 for the quarters ended September 30, 2014 and 2013, respectively and $45,420 and $58,119 for the nine month periods ended September 30, 2014 and 2013, respectively. As further discussed in Note 11, for the nine month period ended September 30, 2013, rent expense reimbursements were paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – In June 2011, a financial institution issued a stand-by letter of credit to the BLM for up to $175,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2015 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $175,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2014, no draws have been made on the letter of credit.

Subsequent to September 30, 2014, the stand-by letter of credit was reduced to $100,000.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of September 30, 2014, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum potential penalty amounts to $346,979. As of September 30, 2014, the Company has incurred cumulative penalties of $5,757.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2014, the Company had $245,660 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive (loss) income for the quarters ended September 30, 2014 and 2013 were as follows:

	September 30,	September 30,
	2014	2013

Unrealized holding (loss) gains	$(2,131)	$7,001
Income tax benefit (expense) - OCI	746	(2,451)

Total unrealized (loss) gains, net of tax	$(1,385)	$4,550

The tax effects of each component of comprehensive loss for the nine month periods ended September 30, 2014 and 2013 were as follows:

	September 30,	September 30,
	2014	2013

Unrealized holding loss	$(7,554)	$(275)
Income tax benefit	2,644	96

Total unrealized loss, net of tax	$(4,910)	$(179)

11.	RELATED PARTY TRANSACTIONS

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Prior to September 2013, DOSA provided the Company with use of its employees and office space. Fees for these services amounted to $2,750 and $11,000 for the three and nine month periods ended September 30, 2013. Services provided by NMC are also coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

NMC - Pursuant to an option assignment agreement related to the Columbus project, the Company granted a 5% net smelter return royalty to NMC. NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 27.8% of the Company’s outstanding common stock. The Columbus Project is further discussed in Note 3.

The Company utilizes the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Columbus Project. In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS (continued)

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Reimbursement of expenses	$-	$10,732	$29,279	$23,494
Consulting services provided	105,000	105,000	315,000	315,000

Mineral and exploration expense – related party	$105,000	$115,732	$344,279	$338,494

Equipment purchases	-	-	-	$25,000

For the three and nine month periods ended September 30, 2014 and 2013, all NMC transactions were invoiced by DOSA. $105,000 was due to DOSA for NMC fees or reimbursements at September 30, 2014. At December 31, 2013, the Company owed DOSA $38,160 for NMC fees and reimbursements.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. Prior to December 15, 2013, MCG provided the Company with management advisory services. The Company incurred total fees to MCG of $15,000 and $45,000 during the three and nine month periods ended September 30, 2013, respectively.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement was effective September 1, 2013, is for a two year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $7,305 and $24,219 for the three and nine month periods ended September 30, 2014, respectively and $2,819 for both the three and nine month periods ended September 30, 2013. $12,943 was due from SMC as of September 30, 2014. No amounts were due from SMC as of December 31, 2013.

Former officers - Due to related parties includes amounts due to former officers of the Company. At September 30, 2014 and December 31, 2013, the remaining amount of due to related parties was $23,290, respectively.

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 466 mineral claims covering approximately 23,418 acres, plus an additional 80 acres of private land, for a total of 23,498 acres including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. In addition, we own 80 acres of land in the southeast quadrant of the project. Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

In August, 2014, we terminated our option agreement for the Red Mountain Project and abandoned our interest in the mineral claims making up the Red Mountain Project.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2014.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended June 30, 2014:

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

Issuance of Units

On August 15, 2014, we completed the sale of 1,333,333 units (each a “Unit”) to Nanominerals Corp. (“Nanominerals”). The sale of the Units was made to Nanominerals pursuant to that subscription agreement between Nanominerals and us entered into on March 25, 2014 whereby Nanominerals agreed to purchase Units for an aggregate purchase price of $300,000 on or before August 15, 2014. The per Unit purchase price of $0.225 per Unit (the “Per Unit Purchase Price”) was determined as the greater of the average closing price for our common stock over the ten trading days prior to completion of the sale and $0.20 per Unit. Each Unit consists of one share of our common stock and one warrant to purchase an additional share of common stock at $0.45 per share, expiring March 29, 2019.

The sale of the Units to Nanominerals was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act’) provided by Section 4(a)(2) of the Securities Act.

Termination and Mutual Release Agreement - Red Mountain Project

On August 27, 2014, we entered into a termination and mutual release agreement (the “Red Mountain Termination Agreement”) with Sierra Mineral Management Inc. (“SMM”) terminating that Amended and Restated Option Agreement between SMM and us dated effective as of July 20, 2011 and regarding the Red Mountain Project (the “Red Mountain Option Agreement”).

Under the terms of the Red Mountain Termination Agreement, we made a one-time cash payment to SMM for $50,000 and both parties mutually agreed to release and discharge each other from any past, present or future claims with respect to the Red Mountain Option Agreement, including a release by SMM of our obligation to keep the Red Mountain Project in good standing for 12 months following termination of the Red Mountain Option Agreement, and our obligation to make the monthly cash payment of $8,000 that was due for the month of August.

We decided to terminate the Red Mountain Option Agreement to allow us to reallocate certain funds originally budgeted for maintaining the Red Mountain Option Agreement in order to provide us with maximum flexibility in conducting our exploration activities at our Columbus Project. There were no early termination penalties incurred by us with respect to the termination of the Red Mountain Option Agreement.

As a result of the Red Mountain Termination Agreement, we have abandoned our interest in the Red Mountain Project.

Abandonment of Additional Columbus Project Claims

On August 31, 2014, we elected to allow 198 mineral claims that previously formed part of our Columbus Project mineral property to lapse by declining to pay the BLM maintenance fees for the abandoned claims. By allowing the abandoned claims to lapse, we recorded a non cash “abandonment” expense in our consolidated statement of operations of approximately $16.25 million, but expect to save approximately $212,000 per year in claim maintenance fees moving forward. The abandoned claims represented the eastern portion and the southern most portion of the Columbus Project as previously constituted, and were not a significant focus of our exploration efforts. The 2,000 acre area of interest that is the focus of our current exploration efforts, and includes the North and South Sand Zones, is located on what was previously the western side of the Columbus Project site. This area remains well within the boundaries of the claims retained by us. As currently constituted, the Columbus Project is comprised of 466 mineral claims covering approximately 23,418 acres, plus an additional 80 acres of private land, for a total of 23,498 acres.

Technical Program Updates

During our third fiscal quarter, we:

•

Conducted over 1,000 assays and tests to determine the effectiveness of using a magnetic concentration system on the project material, the results of which showed that magnetic concentration did reduce the variability of results on small sample size tests; and

•	Conducted oxidation testing, and continued high temperature treatment testing. We have concluded that a high temperature treatment step is a necessary component of the extraction process.

Testing at the pilot plant is ongoing and we remain confident that we will find the successful combination to a commercially viable extraction process. Much of the work done during the past three months has involved small sized tests (5-200 grams) using newly introduced concentration equipment as a pre-treatment to our high temperature treatment process. The introduction of the concentration system was in an effort to reduce the variability of the results from the previous test work. The introduction of this system did have positive results. Some of the variables tested exhibited very positive extraction results (resulting in higher than 0.1 opt Au extraction), while others failed to return targeted extraction rates on splits taken from the same material. The tests that did not return targeted results were nevertheless beneficial as they narrowed the path towards success. The results of each test are analyzed and provide guidance to the subsequent tests. Work is ongoing to optimize the protocols and to improve the consistency of these assay results. Readers are cautioned that these assay results are being used by us to test the efficacy of our proposed mining and recovery methodology and not to determine the overall mineralization of the property. Readers should not place undue weight on results from these tests. The value of these results are limited due to the small sample sizes involved. In addition, because the source material for these tests comes from only a few locations at the Columbus Project site, these results cannot be extrapolated to a wider area. Finally, in an effort to expedite optimization, current testing did not follow third party chain of custody (“COC”) protocols. Test results will be publicly reported when they are completed by a third party under chain of custody (“COC”) protocols.

Based on the results from some of our recent testing, we are optimistic about improving results and achieving our goal extraction rates of 0.03 opt Au.

Once batch extraction rates have been completed to our satisfaction, we intend to begin the process of phasing in operations of the pilot plant on a continuous basis, with a target of processing up to 20 tons of head material per day. After effective operating parameters for the leaching and metals recovery components of the extraction circuit have been fully implemented and the pilot plant is operating continuously, we intend to initiate our Phase Four drilling program, permits for which have already been granted.

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

As part of our efforts to evaluate modifications to the extraction process, small analytical tests (5 to 200 grams) using a concentration and high temperature pretreatment have been completed. Some of these small tests have resulted in higher gold extraction rates (>0.1 opt Au). However, we do not yet know if these improved results can be consistently replicated because they were derived from small sample sizes. The source material for these tests was taken primarily from only two areas and thus results cannot be extrapolated to the wider Columbus Project Area.

Since April 2014, we have been testing the effects of high temperature treatments on the Columbus Project material. During this testing process, we have completed over 2,500 assays and tests onsite. Results of these tests have shown that high temperature treatment does have a positive effect on precious metals extraction, and it is a necessary component of the extraction process. We have seen some very positive results from adjustments to the operational parameters of components of the extraction process. The focus of the recent work has been on the collection of precious metals from the pregnant leach solution. We believe that the steps before and after this step are operating, as they should.

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

We anticipate spending approximately $2,795,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending September 30, 2015.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our consolidated financial statements for the period ended September 30, 2014 included in this Quarterly Report on Form 10-Q.

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

Mineral Rights - We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights are acquired. We capitalize acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of a feasibility study, the mineral rights will be expensed at that time. During the quarter ended September 30, 2014, we elected to allow 198 mineral claims that previously formed part of our Columbus Project mineral property to lapse by declining to pay the BLM maintenance fees for the abandoned claims, resulting in abandonment expense of $16.25 million in the current period. By allowing the abandoned claims to lapse, we expect to save approximately $212,000 per year in claim maintenance fees moving forward.

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

Liquidity and Capital Resources

Our financial position was as follows at September 30, 2014 and December 31, 2013:

	September 30,
	2014	December 31, 2013

Cash	$548,796	$708,371

Current liabilities	$946,512	$230,429
Asset retirement obligation	$672,338	$672,338
Stockholders' equity	$17,769,619	$35,732,808

During the nine-month interim period ended September 30, 2014, our liquidity position was affected by the following:

•	Continued exploration losses of $2,322,423 (including related party expenses) for the nine months ended September 30, 2014.
•	General and administrative expenses of $1,349,035 and mineral property holding costs of $106,000.
•	Proceeds from equity financings in the amount of $3,149,000.
•	Significant non-cash expenses through this period included mineral rights abandonment of $16,245,954, depreciation of $706,326 and stock-based compensation of $245,281.
•	Significant non-cash income included the gain on the change in fair value of our derivative liability of $1,314,283.
•	Purchase of property and equipment that totaled $28,945.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending September 30, 2015:

Columbus Project
• Property Payments	$188,000
• Drilling Program and Mineralization Estimates	1,127,000
• Pilot Plant / Project Feasibility	1,480,000
Total for Columbus Project	$2,795,000
General and Administration
Total for General and Administration	$2,014,000
Total Expected Expenses	$4,809,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$5,009,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through September 30, 2015 will be approximately $5,009,000. As of September 30, 2014, we had cash reserves in the amount of approximately $549,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending September 30, 2015. On August 15, 2014, we completed the sale of 1,333,333 units (each a “Unit”) to Nanominerals Corp. (“Nanominerals”) at a price of $0.225 per Unit for total proceeds of $300,000. As a result of completing the sale of the Units, we anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities through November 30, 2014. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

•

Our management is currently evaluating alternative cost cutting and cash preservation measures for the purpose of extending the length of time that our current cash position will allow us to continue operations before we complete our next financing. As part of these changes, as of August 16, 2014, our Chief Executive Officer, Douglas D.G. Birnie’s compensation will be deferred until such time as the Company has sufficient funds.

•	Our twelve month budget includes capital expenditures of $200,000; however, we do not have any commitments for capital expenditures.

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

•

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

•

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

Operating Expenses

Nine Month Period Ended September 30, 2014 and 2013.

Operating expenses increased by 311% to $20,728,738 during the nine month period ended September 30, 2014 from $5,040,899 during the nine month period ended September 30, 2013. Operating expenses increased primarily as a result of the abandonment of mineral rights. (See “Three Month Period Ended September 30, 2014 and 2013,” below)

Mineral exploration and evaluation expenses decreased by 2.1% to $1,978,144 during the nine months ended September 30, 2014 from $2,022,100 during the nine months ended September 30, 2013. The decrease was due to a small decrease in the workforce and reduced claim maintenance fees in Q3 2014 partially offset by additional consultant metallurgical work and increased site visits in 2014.

Mineral exploration and evaluation expenses – related party increased 1.7% to $344,279 for the nine months ended September 30, 2014 from $338,494 during the nine months ended September 30, 2013. The increase is due to increased reimbursable metallurgy and travel expenses paid to Nanominerals in 2014.

General and administrative expenses decreased by 27% to $1,349,035 during the nine months ended September 30, 2014 from $1,848,256 during the nine months ended September 30, 2013. General and administrative expenses decreased primarily as a result of a decrease in stock based compensation, a decrease in warrant extension expense and a decrease in legal expenses.

General and administrative expenses – related party decreased by 100% to $0 during the nine months ended September 30, 2014 from $58,819 during the nine months ended September 30, 2013. The decrease was due to termination of our consulting agreement with McNeil Consulting Group, LLC, and to the termination of our rent reimbursement arrangement with DOSA Consulting LLC, a limited liability company controlled by Douglas D.G. Birnie, our Chief Executive Officer.

Other Income and Expenses

Total other income and expense increased by 5,946% to $1,350,855 to during the nine months ended September 30, 2014 from $22,343 during the nine months ended September 30, 2013. The increase was a result of a gain on the change in fair value of the derivative liability related to the Special Warrant financing.

Income Tax (Expense) Benefit

Income tax (expense) benefit decreased by 100.4% to expense of $2,644 during the nine months ended September 30, 2014 from a benefit of $616,599 during the nine months ended September 30, 2013. The decrease was a result of increasing the allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $19,380,527, or $0.13 per common share, for the nine months ended September 30, 2014, as compared with a net loss of 4,401,957, or $0.03 per common share, for the nine months ended September 30, 2013.

Three Month Period Ended September 30, 2014 and 2013.

Operating expenses increased by 977% to $17,571,227 during the three month period ended September 30, 2014 from $1,631,539 during the three month period ended September 30, 2013. Operating expenses increased primarily as a result of the abandonment of mineral rights. During the three month period ended September 30, 2014 we elected not to renew 198 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims. As a result, we recognized a loss in the value of our mineral properties of $16,245,954, of which $109,849 was recognized as a loss in value of the DDB claims.

Mineral exploration and evaluation expenses decreased by 16% to $534,757 during the three months ended September 30, 2014 from $638,948 during the three months ended September 30, 2013. The decrease was due to a small decrease in the workforce and reduced claim maintenance fees in Q3 2014 partially offset by increased site visits in 2014.

Mineral exploration and evaluation expenses – related party decreased by 9% to $105,000 for the three months ended September 30, 2014 from $115,732 during the three months ended September 30, 2013. The decrease is due to fewer reimbursable metallurgy and travel expenses incurred by Nanominerals.

General and administrative expenses decreased by 35% to $391,447 during the three months ended September 30, 2014 from $598,087 during the three months ended September 30, 2013. General and administrative expenses decreased due to a decrease in stock based compensation, lower warrant extension expense and a decrease in legal expenses.

General and administrative expenses – related party decreased by 100% to $0 during the three months ended September 30, 2014 from $20,569 during the three months ended September 30, 2013. The decrease was due to termination of our consulting agreement with McNeil Consulting Group, LLC, and to the termination of our rent reimbursement arrangement with DOSA Consulting LLC, a limited liability company controlled by Douglas D.G. Birnie, our Chief Executive Officer.

Other Income and Expenses

Total other income and expense increased by 767% to $78,041 during the three months ended September 30, 2014 from $9,006 during the three months ended September 30, 2013. The increase was a result of a gain on the change in fair value of the derivative liability related to the Special Warrant financing.

Income Tax (Expense) Benefit

Income tax (expense) benefit decreased by 130% to an expense of $746 during the three months ended September 30, 2014 from a benefit of $2,451 during the three months ended September 30, 2013. The decrease was a result of increasing the allowance on net deferred tax assets.

Net Loss

The aforementioned factors resulted in a net loss of $17,493,932, or $0.12 per common share, for the three months ended September 30, 2014, as compared with a net loss of $1,620,082, or $0.01 per common share, for the three months ended September 30, 2013.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued “ASU” 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2014, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,009,000 during the twelve months ending September 30, 2015 on the exploration of our Columbus Project and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. On August 15, 2014, we completed the sale of 1,333,333 units (each a “Unit”) to Nanominerals Corp. (“Nanominerals”) at a price of $0.225 per Unit for total proceeds of $300,000. As a result of completing the sale of the Units, we anticipate that our current financial resources will be sufficient only to pay for the anticipated costs of our exploration activities through November 30, 2014. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

In 2012 there was an increase in claim maintenance fees related to association placer claims. Previously, maintenance fees for placer mineral claims were $140 per year per placer claim, with claims being up to 160 acres each. Beginning in 2012, these fees were increased to $140 for every 20 acres of a placer claim, and beginning September 1, 2014, these fees were increase again to $155 for every 20 acres. These increases effectively increase the fee for a 160 acre claim from $140 per year to $1,240.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)

Exhibit
Number	Description of Exhibit
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(16)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(16)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(16)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(16)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(17)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(19)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(19)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(19)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(19)
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein.(19)
10.28	Form of Special Warrant Subscription Agreement.(18)
10.29	Nanominerals Subscription Agreement.(18)
10.30	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(20)
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries.(10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financials Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(17)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(19)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	November 19, 2014	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	November 19, 2014	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer)