Form 10-K
period 2014-12-31
IRELAND INC.
filed 2015-03-30
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
[__] Ye     s [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.\
[__] Yes      [X] No

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
$17,111,895 based on the closing price of $0.17 on June 30, 2014 as quoted by the OTCQB on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 25, 2015, the Registrant had 152,797,875 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

ITEM 1.             BUSINESS.

General

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage mineral exploration company focused on the discovery and extraction of precious metals from mineral deposits in the Southwestern United States.

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

In August 2014, we terminated our option agreement for the Red Mountain Project and abandoned our interest in the mineral claims making up the Red Mountain Project.

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2014:

Extension of 2007, 2009, 2010, 2011 and 2012 Private Placement Warrants and Consultant Warrants

On December 22, 2014, we extended the expiry date for warrants issued under our 2007, 2009, 2010 and 2011 private placements, and certain additional warrants issued to consultants for services in 2009, 2010 and 2011, which warrants were scheduled to expire on December 31, 2014 (collectively, the “December Expiring Warrants”). On the same date, our Board of Directors also approved an extension of the expiry date for warrants issued under our private placement offerings completed in February and March of 2012 that were scheduled to expire on March 31, 2015 (the “March Expiring Warrants”). The expiry dates for the December Expiring Warrants and the March Expiring Warrants were extended as follows:

	Maximum No. of
	Shares Issuable on	Exercise Price	Previous	Extended
Expiring Warrants	Exercise	per Share	Expiry Date	Expiry Date
2007 Private Placement Warrants	10,160,650	$0.75	Dec. 31, 2014	Dec. 31, 2015
2009 Private Placement Warrants	6,894,677	$0.75	Dec. 31, 2014	Dec. 31, 2015
2010 Private Placement Warrants	5,517,500	$0.75	Dec. 31, 2014	Dec. 31, 2015
2009 Consultant Warrants	200,000	$0.55	Dec. 31, 2014	Dec. 31, 2015
2010 Consultant Warrants	3,800,000	$0.75	Dec. 31, 2014	Dec. 31, 2015
2011 Private Placement Warrants	2,509,099	$0.80	Dec. 31, 2014	Dec. 31, 2015
2011 Consultant Warrants	500,000	$0.75	Dec. 31, 2014	Dec. 31, 2015
2012 Private Placement Warrants	9,560,000	$0.80	Mar. 31, 2015	Dec. 31, 2015

Additional warrants issued by us in a private placement offering completed in November 2012 were not extended as the expiry date for those options is November 30, 2016.

Our directors and officers beneficially own December Expiring Warrants and March Expiring Warrants as follows:

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

(c)

Steven A. Klein, Director, directly owns 2009 Private Placement Warrants exercisable for a maximum of 75,000 shares of common stock, 2010 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock, and 2012 Private Placement Warrants exercisable for a maximum of 100,000 shares of common stock. In addition, as trustee for a trust, Mr. Klein exercises voting and investment power over 2009 Private Placement Warrants exercisable for a maximum of 300,000 shares of common stock, 2010 Private Placement Warrants exercisable for a maximum of 100,000 shares of common stock, 2011 Private Placement Warrants exercisable for a maximum of 50,000 shares of common stock and 2012 Private Placement Warrants exercisable for a maximum of 200,000 shares of common stock. Mr. Klein disclaims any pecuniary interest in the warrants over which he exercises voting and investment power as trustee for the trust.

(d)	David Z. Strickler, Jr., VP Finance and Administration, directly owns 2011 Private Placement Warrants exercisable for a maximum of 4,550 shares of common stock.

Nanominerals Corp. - $250,000 Payment

On December 23, 2014, Nanominerals Corp. paid the sum of $250,000 to us. The amount received from Nanominerals was payment in consideration for us having allowed Nanominerals to use the onsite laboratory facilities located at our Columbus Project in Esmeralda County, Nevada for the two month period ended December 31, 2014. During this period, Nanominerals was permitted to use our laboratory facilities, and the services of our on-site personnel, for Nanominerals’ own purposes, some of which was unrelated to our business.

Nanominerals is the beneficial owner of approximately 26.8% of our outstanding common stock. Nanominerals also acts as our lead consultant on technical exploration matters.

The above described arrangement between Nanominerals and us was made verbally and not in writing.

Cactus Mining - $50,000 Payment

On February 18, 2015, Cactus Mining, an affiliate of Nanominerals paid us the sum of $50,000. The amount received from Cactus Mining was payment in consideration for us having allowed Cactus Mining to use the onsite laboratory facilities located at our Columbus Project in Esmeralda County, Nevada for the month ended March 31, 2015. During this period, Cactus Mining was permitted to use our laboratory facilities, and the services of our on-site personnel, for Cactus Mining’s own purposes. The arrangement was made verbally and not in writing.

Extension of Stock Options

Effective February 25, 2015, we extended the expiration date for certain non-qualified options granted under our 2007 Stock Incentive Plan that were set to expire during our 2015 fiscal year (the “Expiring Options”). The Expiring Options are for the purchase of up to 650,531 shares of our common stock at varying exercise prices. Our directors and executive officers own Expiring Options as follows:

		No. of	Ex.	Original	Extended
Name of Optionee	Grant Date	Options	Price	Expiry Date	Expiry Date
David Z. Strickler	8-Mar-2010	25,000	$0.82	30-Mar-2015	31-Dec-2015
David Z. Strickler	8-Mar-2010	25,000	$0.82	29-Jun-2015	31-Dec-2015
David Z. Strickler	8-Mar-2010	25,000	$0.82	29-Sep-2015	31-Dec-2015
David Z. Strickler	8-Mar-2010	25,000	$0.82	30-Dec-2015	31-Dec-2015
Douglas D.G. Birnie	22-Jul-2010	25,000	$0.75	29-Jun-2015	31-Dec-2015
Douglas D.G. Birnie	22-Jul-2010	25,000	$0.75	30-Dec-2015	31-Dec-2015
The Robert and Edna McDougal Family Trust	29-Dec-2014(1)	16,667	$0.75	29-Jun-2015	31-Dec-2015
The Robert and Edna McDougal Family Trust	29-Dec-2014(1)	16,667	$0.75	30-Dec-2015	31-Dec-2015
Mark H. Brennan	11-Aug-2009	50,000	$0.48	29-Jun-2015(2)	31-Dec-2015
Mark H. Brennan	11-Aug-2009	50,000	$0.48	29-Jun-2015	31-Dec-2015
Mark H. Brennan	11-Aug-2009	50,000	$0.48	30-Dec-2015	31-Dec-2015
Mark H. Brennan	3-Mar-2010	67,197	$0.81	2-Mar-2015	31-Dec-2015
Mark H. Brennan	22-Jul-2010	100,000	$0.53	29-Jun-2015	31-Dec-2015
Mark H. Brennan	22-Jul-2010	50,000	$0.53	29-Sep-2015	31-Dec-2015
Mark H. Brennan	22-Jul-2010	50,000	$0.53	30-Dec-2015	31-Dec-2015
Notes:
(1)	Originally granted to Robert D. McDougal on July 22, 2010.
(2)	Originally expiring December 30, 2014 and extended to June 29, 2015 by resolutions dated effective December 12, 2014.

2015 Special Warrant Offering

During March 2015, we sold a total of 18,650,000 special warrants (each a “ 2015 Special Warrant”) at a price of $0.20 per 2015 Special Warrant for total gross proceeds of $3,730,000 (the “2015 Special Warrant Offering”). This represented an oversubscription of 3,650,000 2015 Special Warrants from the 15,000,000 2015 Special Warrants originally offered. The 2015 Special Warrant Offering has now been closed.

The 2015 Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, if at any time during the term of the 2015 Special Warrants, we complete a subsequent sale of shares of our common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the 2015 Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the 2015 Special Warrants. If the holder has not otherwise exercised the conversion rights associated with the 2015 Special Warrants prior to expiration, then the 2015 Special Warrants will automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the 2015 Special Warrant term.

The 2015 Special Warrants extend for a term ending on the earlier of February 28, 2016 and the date that is one month after we complete any transaction or number of transactions involving the sale of our common stock or Common Stock Equivalents for total gross proceeds of $7,000,000 or more.

The 2015 Special Warrant Offering was completed pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 on the basis that each subscriber was an “accredited investor” as defined in Rule 501 of Regulation D. We did not engage in any form of general solicitation or general advertising in connection with the 2015 Special Warrant Offering.

Technical Program Update

In February 2015, we provided an update on our exploration program for the Columbus Project. On March 6, 2015, we made available a report summarizing the gold extraction results at the Columbus Project as of February 17, 2015 prepared by Dr. Charles A. Ager, Ph.D., P.Eng. and P.Geo. of Nanominerals Corp. Nanominerals is our largest shareholder and acts as our lead consultant on technical exploration matters. Dr. Ager is the sole executive officer and director of Nanominerals. The update and report discussed the development of a new gold extraction process for the Columbus Project and the results of research conducted by us during 2012-2014 into the reasons for low gold extraction results experienced when using the on-site pilot plant’s thiosulphate leach circuit when compared to off-site tests.

These results and the new extraction process are discussed under Item 2 of this Annual Report on Form 10-K.

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

Government Regulations

The mining industry in the United States is highly regulated. We intend to secure all necessary permits for the exploration of the Columbus Project and, if development is warranted on the properties, will file final plans of operation prior to starting any mining operations. The consulting geologists that we hire are experienced in conducting mineral exploration activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that our consulting geologists will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on the Columbus Project. We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed mining activities cannot be determined until we complete our exploration program.

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

Employees

As of the date of this Annual Report, other than our officers and directors, we have 8 full-time employees.

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

We will require additional financing to complete our exploration programs for our mineral project.

We expect to spend approximately $5,315,000 during the twelve months ending December 31, 2015 on the exploration of our Columbus Project and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. We completed the sale of 18,650,000 2015 Special Warrants for total gross proceeds of $3,730,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until October 2015. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

ITEM 2.             PROPERTIES.

We currently lease office space located at 2360 W. Horizon Ridge Parkway Suite 100, Henderson, NV 89052 at a rate of $4,876 per month.

We currently own an interest in, or rights to, one mineral project that we refer to as the Columbus Project.

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 466 unpatented placer federal mining and millsite claims on BLM land which cover 23,418 acres and an additional 80 acres of private land, for a total of 23,498 acres. It includes a permitted and operational pilot plant and mine site. We currently own a 100% stake in all 466 claims that make up the Columbus Project. Our current Area of Interest approximates 2,000 acres on the west side of our Project claims.

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

Figure 1: Location of Columbus Project

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS, IRELAND CLAIMS AND THE DDB CLAIM

Figure 2: Columbus Project Property Map

The Columbus Project is comprised of 466 unpatented placer federal mining and millsite claims on BLM land which cover 23,418 acres and an additional 80 acres of private land, for a total of 23,498 acres.

On August 31, 2014, we elected to allow 198 mineral claims that previously formed part of our Columbus Project mineral property to lapse by declining to pay the BLM maintenance fees for the abandoned claims. The abandoned claims represented the eastern portion and the southernmost portions of the Columbus Project as previously constituted, and were not a significant focus of our exploration efforts. As originally constituted, the Columbus Project was comprised of 664 mineral claims covering approximately 50,538 acres, plus an additional 80 acres of private land, for a total of 50,618 acres.

We acquired our initial interest in 73 claims (which we refer to as the “CSM Claims”) and an additional 57 claims (which we refer to as the “DDB Claims”) in 2007 from Nanominerals pursuant to an assignment by Nanominerals of its rights to the Columbus Project. In February 2008 we acquired a 100% interest in the CSM claims by merging the previous owner of the CSM Claims, Columbus Brine Inc. (“CBI”) with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition Inc. Upon completion of the merger, CBI Acquisition Inc. changed its name to Columbus Minerals Inc.

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

An additional 336 claims (which we refer to as the “Ireland Claims”) were staked by us.

As of the date of this Annual Report on Form 10-K, we own a 100% interest in all of the CBI Claims, DDB Claims and Ireland Claims.

Each of the CSM, Ireland and DDB Claims are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for the 2014 claim year totaled $187,797. A summary of the Columbus Project Claims is included as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2014.

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

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow after Phase Four. We are currently devoting the majority of our resources on testing and modifying our mining and recovery methodology for the Columbus Project to determine if our planned extraction process for the Columbus Project is commercially viable. In addition, we plan on re-assaying all North and South Sand Zone drill samples using a new extraction process developed for the Columbus Project in order to update the mineralization grade. After effective operating parameters for the on-site pilot plant have been fully implemented and the pilot plant is operating continuously, we intend to initiate the Phase Four drilling program.

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

A follow up drilling program was initiated in Q2 of 2009 to delineate mineralized zones and further define the extent of gold and silver mineralization potential in the project area. 58 holes, for a total of 15,270 feet, were drilled as a follow up to the ~10,000 feet drilled in 2008. Sample composite intervals were changed from 10’ to 20’ because of the homogeneity of the sample material. Again, the drill material was stored in polyethylene bags in the onsite core facility. Samples were analysed using caustic fusion assay under chain of custody protocols. In addition, 211 clay samples were taken at various depths for density determinations.

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

Mineralized Intervals – North Sand Zone (Caustic Fusion Assay)

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

Mineralized Intervals - South Sand Zone (Caustic Fusion Assay)

Hole ID	from (ft.)	to (ft.)	Au opt	Ag opt
CS-08-S1B	40	400	0.046	0.233
CS-09-S1B	0	200	0.038	0.186
CS-09-S2B	20	190	0.041	0.192

During 2015, we intend to re-assay all drill samples from the North and South Sand Zones using a newly developed thermal pre-treatment and autoclave leaching (“TPAC”) process, followed by standard fire assaying to establish an updated mineralization grade. See “Mining and Recovery Methodology” below for a discussion of the TPAC process.

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

Analytical Methodology

All previously reported drill results were determined by caustic fusion assay and analysis of the extracted and weighed metal for gold and silver. Sampling and analyses were conducted by qualified independent professionals, under chain of custody procedures, and included blind labeling of samples, the insertion of blanks, standard reference material and repeats to ensure the quality of results.

Prior to our 2007 – 2010 drill programs, we had engaged in extensive research and testing before determining that caustic fusion (on head ore and concentrates) and thiosulphate or cyanide leaching (on concentrates) were the best pyrometallurgical and hydrometallurgical methodologies for extracting gold and silver from the refractory sands and clays that encapsulate these metals at the Columbus Project. However recent research suggests that using a thermal pre-treatment (“TP”) followed by autoclave leaching (“AC”) process prior to assaying or leaching may yield greater extraction results.

Caustic fusion is a standard pyrometallurgical method that uses chemical fluxes melted at low temperature to dissolve the sample rock and liberate the contained minerals or metals for subsequent extraction and/or analysis. Caustic fusion was developed in South Africa over 100 years ago and was first used to liberate diamonds from their refractory kimberlites. It has since been used to quantify other minerals/metals in rocks by analyzing the fused product. We have confirmed the reliability of our caustic fusion protocols during subsequent bulk leach tests (±200-3000 lb.) conducted offsite, whereby the amount of gold and silver extracted as metal-in-hand by thiosulphate leaching of bulk samples has been comparable to caustic fusion assay results on representative splits from the same samples. Caustic fusion has therefore been proven to be a very effective method for extracting gold and silver from the refractory minerals (organics, silicates) in the sand and clay at Columbus.

Thiosulphate leaching technology is over 100 years old. It was first used for dissolving silver from silver chloride deposits. In recent years, thiosulphate leaching has been extensively studied as an alternative to cyanide because it is an environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Barrick Gold Corporation is currently in the process of converting its Goldstrike mine in Nevada to use thiosulphate, and is scheduled to be online in 2014. Our work showed that thiosulphate leaching of head ore concentrates, followed by resin extraction, was very effective in bench and pilot scale tests conducted offsite for the extraction of gold and silver, as “metal-in-hand” from materials extracted from the Columbus Project. Aqua regia and cyanide leaching tests of head ore and aqua regia leaching of concentrates had previously proved ineffective and resulted in extremely low gold and silver extraction. However, both thiosulphate and cyanide leaching of concentrates have extracted commercial values on samples extracted from the Columbus Project. It is the thiosulphate leach system that was installed at the on-site pilot plant in 2013 to determine the feasibility of leaching both the sand and clay deposits.

To ensure the reliability of our results, unless specifically stated otherwise, we have instituted rigorous QA/QC protocols, including blind random sampling, and the inclusion of blanks, standards and duplicates. To further ensure reliability, we measure only the actual amount of gold and silver physically extracted from our test samples when reporting assay results. Caustic fusion provides “metal-in-hand” on head ore and concentrates as do thiosulphate leach and cyanide leach on gravity concentrates. Using these assay methods, together with the quality assurances and quality controls of the drill program, we and our consultants are confident of the previous results that we have reported from head ore and concentrate samples.

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

As mentioned previously, the entombment of the precious metals in the refractory organics and silicates at the Columbus Project can cause problems of extraction, and therefore detection by many methods of analysis. The early test work (2006-2009) completed by our metallurgists demonstrated that fire assaying and multi-acid digesting were ineffective at extracting commercial values of gold and silver from the head samples of sand and clay from the Columbus. In January 2010, the Nevada Bureau of Mines and Geology (the “NBMG”) reported that they had conducted a small sampling program on our claims.1 It should be noted that the location of the NBMG sample sites were approximately one to three miles away from our current area of operations and testing, and in a different geology. We have not conducted our own tests on sample materials extracted from this location. However, the results reported by the NBMG are consistent with our expectations based on our work using similar assaying methods. According to the report prepared by the NBMG, they took five near surface samples, taken to a depth of 30-52 cm (approx. one ft.), from the Columbus Salt Marsh. Splits of each of the samples were then reportedly analyzed by fire assay (Au and Ag), fire assay fusion followed by instrumental neutron activation finish (Au and Ag), fire assay and inductively coupled plasma atomic emission (Au), four acid near total digestion (Ag) and aqua regia digestion (Au and Ag). The NBMG reported that they found small quantities of gold (0.00035 opt to 0.000029 opt) and silver (0.00233 opt to 0.00029 opt) for four acid digestion – other tests were reportedly below their detection limits.

During 2014-2015, Dr. Charles A. Ager, working in conjunction with Arrakis Inc. of Denver Colorado, developed a process that we believe resolves the problems posed by the refractory minerals encapsulating the gold and silver found at the Columbus Project. This new process (“TPAC”) involves first using a thermal pre-treatment (“TP”) on the sample material, followed by autoclave leaching (“AC”). In limited testing conducted to date, this TPAC process has led to an output product that is then assayable using standard fire assay techniques. Initial results on 100g and 500g splits taken from bulk samples extracted from a single drill hole (10S7A) in the North Sand Zone resulted in the following extractions under laboratory conditions:

Test 1: 500g head sand – 0.314 opt Au (TP and AC at Arrakis)
Test 2: 100g head sand – 0.203 opt Au (TP at Columbus, AC at Arrakis)
            Weight Mean Average=0.296 opt Au; Average=0.259 opt Au

These results are contrasted with 0.057 opt Au extracted from splits from the same drill hole under laboratory conditions using caustic fusion assay, and have led to our decision to re-assay all of our previous North and South Sand Zone drill samples to establish an updated gold grade using the TPAC method. It should be noted that third party chain of custody protocols were not observed during the above tests as Company personnel assisted in sample collection and preparation. In addition, the above results may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a hole. The tests were also conducted under laboratory conditions at Arrakis’ facilities in Denver, Colorado, and not on-site. In the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant. Finally, using the TPAC process is expected to result in a higher material processing cost than the previously planned gravity concentration followed by thiosulphate (STS) leaching process on which the current Columbus Project pilot plant is based. As a result, we have not yet determined our targeted precious metals extraction rates for this extraction method. Testing of the economics of gold extraction using the TPAC process on Columbus sands, gravity (ITC) concentrates and pregnant leach solution (PLS) precipitates under laboratory conditions is ongoing.

The TPAC process was developed by Dr. Ager and Arrakis, and is proprietary to Nanominerals. Nanominerals has granted us the right to use this process at the Columbus Project.

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

_______________________________

1

Nevada Bureau of Mines and Geology Open-File Report 10-1: Geochemical Sampling of Selected Playas in Nevada: Alkali Lake (Esmeralda County), Columbus Salt Marsh (Esmeralda County). Rhodes Salt Marsh (Mineral County), and Winnemucca Dry Lake (Washoe County).

From 2012 to 2014 we were engaged in the process of transferring the gold and silver extraction process that achieved our targeted extraction rates when operated under laboratory conditions offsite to the on-site pilot plant. Recoveries from our tests using the on-site extraction process did not reach our then targeted recovery rate. Our efforts to finalize the mining and recovery methodology were based on a methodical two-pronged approach consisting of: (a) replicating on-site the extraction process that achieved our then targeted extraction rates when operated offsite; and (b) modifying this extraction process to attain our recovery rate objectives.

The Columbus Project extraction process was originally designed to be a low cost method that consists of three steps:

1.	First a gravity concentration circuit that processes between two and five tons of raw material to generate one ton of concentrates.

2.	Next, the concentrates are leached, then filtered and then loaded onto resins at the on-site pilot plant.

3.	The resins are then ashed to determine the quantity of gold and silver recovered.

This process was designed around extensive offsite laboratory testing that successfully extracted gold from samples taken from the North Sand Zone in excess of our targeted extraction rate. However, when installed and operated on-site, the process was not able to reach our then targeted extraction rate.

Installation of Gravity Concentration Circuit and Laboratory Tests on Leach Process

In Q4 2011 and Q1 2012, we announced the results of three bulk tests (194 lb., 220 lb., 3,000 lb.) completed on sand material collected from a single site within the North Sand Zone, then sent offsite and processed through our gravity concentration circuit under laboratory conditions. The total results of the tests were: 13:1 concentration ratio; 121% Au recovery; and 42% Ag recovery (0.096 opt AuE , 0.084 opt Au and 0.642 opt Ag).

Since the beginning of 2012, we have been conducting bulk sample tests on sand materials extracted from the same site in the North Sand Zone. The first tests were conducted using the offsite gravity concentration circuit under laboratory conditions. In Q2 2012, gravity concentration equipment was installed at the onsite pilot plant, and subsequent bulk tests were processed using the onsite gravity concentration circuit. During 2012, 48,919 lbs. (24.45 tons) from four separate sand material tests was sent offsite for leaching, resin collection and metal extraction. The combined results of the tests resulted in an average extraction of 0.046 opt Au and 0.143 opt Ag, or 0.049 AuE. The test results each met or exceeded our then extraction goal of 0.03 opt AuE. Each test was run under different operating variables, and none of the tests were optimized based on previous test results.

Summary of Bulk Sand Leach Tests (Laboratory Conditions)

	Head Ore	Gravity Con	Gravity	TS	Calculated Head Extracted Metals
	Weight	Weight	Cons	Leach
Test	lbs	lbs	Ratio	pH	Au opt	Ag opt	AuE opt
4028H, 4029H	10,821	1,873.6	5.78:1	12	0.101	0.153	0.104

4037H	14,797	2,187.4	6.77:1	9	0.026	0.136	0.029

4046H	10,711	1,974.5	5.42:1	12	0.037	0.135	0.040

4048H	12,590	2,211.6	5.69:1	12	0.029	0.148	0.031

Totals	48,919	8,247.1	5.93:1		0.046	0.143	0.049

_____________________________________

2	AuE opt = Au opt + Ag/55 opt

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

Installation and Testing of On-Site Leach Process

In Q4 2012, we finalized operating parameters for the gravity concentration components of the onsite pilot plant. In Q4 2012 and Q1 2013, we installed equipment for the leaching and metal extraction components of the onsite extraction circuit. In April 2013, we commenced our first series of multi-ton batch extraction tests, and conducted additional test series through 2013. A “test series” consists of three to five individual tests run semi-concurrently under very similar operating parameters. Results from these test series produced small amounts of gold and silver (<0.01opt Au).

In December 2013, we installed new leach filtration equipment on-site. This equipment is a duplicate of the filter used in our offsite laboratory tests. In January 2014, the concentrating equipment used for laboratory tests in Salt Lake City was also relocated to the Columbus Project site, operating alongside the concentrating equipment that was installed in 2012.

After the installation of the new leach filtration and concentrating equipment, two concentration and leach tests (1,000 lbs. each) were run through the extraction circuit and the loaded resins ashed. These tests also did not achieve our then targeted recovery rate. However, the information derived from these tests has allowed us to determine several additional operational adjustments.

The gravity concentration circuit was checked by shipping bulk concentrates produced at the Columbus pilot plant to offsite facilities for thiosulphate leaching and resin extraction. These tests produced 1.1134 oz. Au and 3.4814 oz. Ag from 24 tons of head ore extracted from the 10S3A drill hole in the North Sand Zone for a calculated extractable head grade of 0.046 opt Au and 0.145 opt Ag. These results indicated that the gold extraction problems that we had experienced at the Columbus pilot plant were isolated to the on-site leach circuit.

As a result of the low extraction rates experienced at the Columbus pilot plant, we engaged in an extensive research program to isolate the problem. The exhaustive testing by our metallurgical team included scanning electron microscope (SEM), energy dispersive spectroscopy (EDS), transmission electron microscope (TEM), UV-VIS-NIR spectroscopy, atomic absorption (AA), graphite furnace AA (GFAA), inductive coupled plasma (ICP), ICP mass spectrometry (ICP-MS), zeta potential (ZP), electrophoresis (EP), electro-winning (EW), precipitation, resin analysis, X-ray diffraction (XRD), thermal pre-treatment (TP) and autoclave leaching (AC). Various leach chemicals, water supplies, head ore samples (North Sand Zone), gravity (ITC) concentrates, leach-PLS and caustic fusion-PLS were all examined in detail. The results of these tests not only identified the leach problems, as mentioned above, but also uncovered the mineralogy of the gold in the sand and the metallurgy of the gold in the leach PLS at Columbus.

Electron microscope work (SEM/EDS, TEM) identified that the gold in the sand occurs as clusters, generally <1000 nm, of refractory coated nanogold particles (<30nm) further entombed in silicate minerals. Occasionally grains of aggregated clusters (<200µ) were also found in the ITC concentrates. The SEM micrograph and EDS spectrum clearly show the gold and its coatings in the sands. Analysis of the PLS in 2014, using TEM (+300,000x magnification) and zeta potential, identified that the gold in both the caustic fusion and leach PLS occurred as negative charged colloids and not as ionic complexes.

It was also found that the pilot plant ground potential was +9 volt DC as delivered by the Columbus Basin itself. In other words, the grounded stainless steel leach tanks were positively charged instead of neutral (0 volts). During leaching, the negative charged gold colloids were apparently plated out of solution to the tank walls, swept into the solids by agitation and deposited into the tails during filtration. As a consequence, only minor gold was left in the pregnant leach solution (PLS) for capture by the resins.

This work led to the development of the new TPAC extraction process. Early test work using the TPAC process resulted in a significant increase in gold extraction on splits taken from the 10S7A drill hole location of the North Sand Zone. (See “Analytical Methodology”, above.) However, the TPAC method is expected to significantly increase the cost of processing material from the Columbus Project. As a result, we have not yet determined our targeted precious metals extraction rates for this extraction method. Testing and optimization of the TPAC process on the Columbus Project sands, ITC concentrates and PLS precipitates under laboratory conditions is ongoing in order to re-assess the economics of gold extraction from the North and South Sand Zones of the Columbus Project

Readers are cautioned that, although we believe that the results of our exploration activities to date have been sufficiently positive to proceed with the installation and operation of a pilot processing facility at the Columbus Project millsite, we have not yet established any probable or proven reserves and we have not yet completed a preliminary economic assessment, pre-feasibility or feasibility study. Additional exploration work will be required before probable or proven reserves can be established. There are no assurances that the results of our exploration programs will result in a decision to enter into commercial production.

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

	2014*		2013*
	High	Low	High	Low
First quarter ended March 31	$ 0.32	$ 0.19	$ 0.69	$ 0.38
Second quarter ended June 30	$ 0.21	$ 0.11	$ 0.47	$ 0.26
Third quarter ended September 30	$ 0.30	$ 0.14	$ 0.39	$ 0.22
Fourth quarter ended December 31	$ 0.22	$ 0.13	$ 0.28	$ 0.17

*	High and low bid information was not available for the periods presented. Prices represent high and low closing prices during the period.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 25, 2015, there were 186 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2014, we sold the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended:

  On March 24, 2014, we sold 12,525,000 special warrants (the “2014 Special Warrants”) at a price of $0.20 per 2014 Special Warrant (the “2014 Special Warrant Offering”). The information required by Item 701 of Regulation S-K with respect to the 2014 Special Warrant Offering was provided in our Current Report on Form 8-K, filed with the SEC on March 28, 2014.

  On August 15, 2014, we sold 1,333,333 units (each an “NMC Unit”) to Nanominerals Corp. at a price of $0.224 per NMC Unit or $300,000 in the aggregate. The information required by Item 701 of Regulation S-K with respect to the sale of the NMC Units was provided in our Current Report on Form 8-K, filed with the SEC on August 20, 2014.

  On March 4, 2015, we completed the sale of 1,975,000 2015 Special Warrants at a price of $0.20 per 2015 Special Warrant. On March 20, 2015, we completed the sale of an additional 16,175,000 2015 Special Warrants and on March 23, 2015, we completed the sale of an additional 500,000 2015 Special Warrants. Total gross proceeds under the 2015 Special Warrant Offering was $3,730,000. A description of the 2015 Special Warrant Offering is provided under Item 1 of this Annual Report on Form 10-K.

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2014. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Executive Overview

During the next twelve months, we intend to proceed with our exploration program for the Columbus Project.

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

During 2015, we intend to re-assay drill samples from the North and South Sand Zones in order to update the mineralization grade for these areas using the newly developed TPAC process.

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow. Our Phase Four drill program is currently on hold while we focus our resources on re- assaying drill samples and optimizing the TPAC process under laboratory conditions.

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

Tests completed during 2012-2014 led to the development of the TPAC extraction process. Early testing has resulted in significant increases in gold extraction on splits taken from a single drill hole location in the North Sand Zone. However, the TPAC method is expected to significantly increase the cost of gold extraction from the Columbus Project. As a result, we have not yet determined our targeted precious metals extraction rates for this extraction method. Testing and optimization of the TPAC process on the Columbus Project sands, gravity (ITC) concentrates and leach (PLS) precipitates under laboratory conditions is ongoing, and is expected to continue during 2015.

Readers are cautioned that we have not yet established any proven or probable reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

We anticipate spending approximately $4,830,000 on our exploration program and $485,000 on our capital expenditures for the Columbus Project during the twelve months ending December 31, 2015.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2014 included in this Annual Report on Form 10-K.

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

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 20 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

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

Liquidity and Capital Resources

Our financial position was as follows at December 31, 2014 and 2013:

	2014	2013

Cash	$259,495	$708,371

Current liabilities	$1,058,816	$230,429
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$17,136,624	$35,732,808

During our fiscal year ended 2014, our liquidity position was affected by the following:

  Continued exploration stage losses of $20,062,937 for the twelve months ended December 31, 2014. Significant non-cash expenses through this period included the abandonment of mineral rights of $16,245,954, depreciation of $943,248, and share based compensation of $297,079.
  Accounts payable increased during this period by $479,937.
  Purchase of new equipment in the amount of $55,364. Receipt of net proceeds from financings of $3,128,390.

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

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending December 31, 2015:

Columbus Project
• Property Payments	$188,000
• Drilling Program and Mineralization Estimates	1,850,000
• Pilot Plant / Project Feasibility	1,104,000
Total for Columbus Project	$3,142,000
General and Administration
Total for General and Administration	$1,688,000
Total Expected Expenses	$4,830,000
Total Expected Capital Expenditures	$485,000
Total Expected Cash Expenditures	$5,315,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2015 will be approximately $5,315,000. As of December 31, 2014, we had cash reserves in the amount of approximately $259,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending December 31, 2015. In March 2015, we completed the sale of 18,650,000 2015 Special Warrants for total gross proceeds of $3,730,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until October 2015. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  Our management is currently evaluating alternative cost cutting and cash preservation measures for the purpose of extending the length of time that our current cash position will allow us to continue operations before we complete our next financing. As part of these changes, compensation to our Chief Executive Officer, Douglas D.G. Birnie, Nanominerals Corp., and our independent board members has been deferred until such time as the Company has sufficient funds.

  Our twelve month budget includes capital expenditures of $485,000; however, we do not have any purchase commitments for capital assets.

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

  We have not yet earned any operational revenues since our inception. We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. Our current financial resources may not be sufficient to allow us to meet our anticipated cash expenditures during for the next 12 months and we may require additional financing. We do not have any additional financing arrangements in place, and there is no assurance that we will be able to raise financing sufficient to meet our needs or on terms that are acceptable to us.

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

Operating Expenses

Mineral exploration and evaluation expenses decreased by 8.3% to $2,409,559 during the year ended December 31, 2014 from $2,626,256 during the year ended December 31, 2013. The decrease was due to reduced salary and operating expenses on site during Q4 of $109,808 and to reduced claim maintenance fees as a result of abandoning approximately 198 mineral claims of $106,889.

Mineral exploration and evaluation expenses – related party decreased by 1.6% to $451,930 for the year ended December 31, 2014 from $459,438 for the year ended December 31, 2013. The decrease is due to a slight reduction in reimbursable expenses billed by Nanominerals Corp.

General and administrative expenses decreased by 24.7% to $1,797,901 for the year ended December 31, 2014 from $2,386,342 during the year ended December 31, 2013. The decrease is primarily the result of less stock based compensation incurred during 2014 of $481,133.

General and administrative expenses – related party decreased by 100% to $0 during the year ended December 31, 2014 from $68,500 during the year ended December 31, 2013. $57,500 of the decrease is due to the expiration of a related party services agreement on December 31, 2013 and $11,000 is due to termination of rent reimbursements to DOSA Consulting, LLC (a consulting company owned by Douglas Birnie, our CEO and President) upon execution of a new lease agreement for our new offices.

Abandonment of mineral rights – increased to $16,245,954 during the year ended December 31, 2014 as compared to $0 during the year ended December 31, 2013. Abandonment of Mineral Rights for 2014 represents the loss recognized as a result of our abandonment of 198 mineral claims on August 31, 2014. See “The Columbus Project.”

Other Income and Expenses increased by 5,390% to $1,898,101 during the year ended December 31, 2014 from $34,571 during the year ended December 31, 2013. The increase is primarily due to $250,000 paid to us by Nanominerals for the use of onsite facilities and personnel for November and December 2014 and to the gain on the change in the fair value of our derivative liability related to the 2014 Special Warrant Offering of $1,602,973.

Income Tax (Expense) Benefit decreased by 100% to ($3,927) during the year ended December 31, 2014 from $612,611 during the year ended December 31, 2013. The decrease is due to increasing the allowance on net deferred tax assets.

Net Loss. The aforementioned factors resulted in a net loss of $20,062,937, or $0.14 per common share, for the year ended December 31, 2014, as compared with a net loss of $5,924,322, or $0.04 per common share, for the year ended December 31, 2013.

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations or cash flows.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2014, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2014 and 2013;

3.	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and the period from February 20, 2001 (date of inception) to December 31, 2014;

4.	Consolidated Statement of Stockholders’ Equity for the period from February 20, 2001 (date of inception) through December 31, 2014; and

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and the period on February 20, 2001 (date of inception) to December 31, 2014;

6.	Notes to Consolidated Financial Statements.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland Inc.

We have audited the accompanying balance sheets of Ireland Inc. as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. (An Exploration Stage Company) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Ireland Inc. will continue as a going concern. As described in Note 1 to the financial statements, Ireland Inc.’s operating losses raise substantial doubt about its ability to continue as a going concern, unless Ireland Inc. attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California
March 27, 2015

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current assets
Cash	$259,495	$708,371
Other receivables	6,380	8,380
Prepaid expenses	260,484	351,876

Total current assets	526,359	1,068,627

Property and equipment, net	1,319,506	2,210,909
Mineral properties	15,882,179	32,128,133
Restricted investments held for reclamation bonds	1,089,753	1,175,725
Reclamation bonds	39,719	39,719
Deposits	10,262	12,462

Total non-current assets	18,341,419	35,566,948

Total assets	$18,867,778	$36,635,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$390,888	$111,260
Accounts payable - related party	237,551	38,160
Accrued payroll and related taxes	58,637	57,719
Due to related party	23,290	23,290
Derivative liability	348,450	-

Total current liabilities	1,058,816	230,429

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,731,154	902,767

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 150,772,875 and 146,559,542 shares, respectively, issued and outstanding	150,771	146,558
Additional paid-in capital	65,626,112	64,156,279
Accumulated other comprehensive income	5,478	12,771
Accumulated deficit	(48,645,737)	(28,582,800)

Total stockholders' equity	17,136,624	35,732,808

Total liabilities and stockholders' equity	$18,867,778	$36,635,575

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,409,559	2,626,256
Mineral exploration and evaluation expenses - related party	451,930	459,438
General and administrative	1,797,901	2,386,342
General and administrative - related party	-	68,500
Depreciation	943,248	934,518
Loss on asset disposal	2,519	450
Mineral and property holding costs	106,000	96,000
Abandonment of mineral rights	16,245,954	-

Total operating expenses	21,957,111	6,571,504

Loss from operations	(21,957,111)	(6,571,504)

Other income (expense)
Interest income	19,036	26,981
Rental income - related party	279,220	11,276
Gain on derivative liability	1,602,973	-
Interest expense	(3,128)	(3,686)

Total other income (expense)	1,898,101	34,571

Loss before income taxes	(20,059,010)	(6,536,933)

Income tax (expense) benefit	(3,927)	612,611

Net loss	$(20,062,937)	$(5,924,322)

Loss per common share - basic and diluted	$(0.14)	$(0.04)

Weighted average common shares outstanding - basic and diluted	148,299,651	146,178,172

Consolidated Statements of Comprehensive Loss

Net loss	$(20,062,937)	$(5,924,322)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	(7,293)	(7,585)

Total comprehensive loss	$(20,070,230)	$(5,931,907)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2012	146,059,542	$146,058	$63,269,641	$20,356	$(22,658,478)	$40,777,577

Stock-based compensation	-	-	778,213	-	-	778,213

Stock-based expenses	-	-	83,925	-	-	83,925

Issuance of shares for cash, net	500,000	500	24,500	-	-	25,000

Unrealized loss on investments, net of $4,084 deferred tax	-	-	-	(7,585)	-	(7,585)

Net loss, December 31, 2013	-	-	-	-	(5,924,322)	(5,924,322)

Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808

Stock-based compensation	-	-	297,079	-	-	297,079

Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390

Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)

Exercise of Special Warrants	2,700,000	2,700	(2,700)	-	-	-

Issuance of shares for cash, net	1,513,333	1,513	307,487	-	-	309,000

Unrealized loss on investments, net of $3,927 deferred tax	-	-	-	(7,293)	-	(7,293)

Net loss, December 31, 2014	-	-	-	-	(20,062,937)	(20,062,937)

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,062,937)	$(5,924,322)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	943,248	934,518
Loss on asset disposal	2,519	450
Abandonment of mineral rights	16,245,954	-
Stock-based compensation	297,079	778,213
Stock-based expenses	-	83,925
Change in derivative liability	(1,602,973)	-
Deferred income taxes	3,927	(612,611)

Changes in operating assets and liabilities:
Other receivables	2,000	2,143
Prepaid expenses and deposits	91,392	(16,391)
Reclamation bonds and other deposits	2,200	(9,981)
Accounts payable and accrued liabilities	479,937	(6,246)

Net cash used in operating activities	(3,597,654)	(4,770,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,364)	(182,252)
Proceeds from certificate of deposit	75,000	-
Proceeds from asset disposal	1,000	-
Purchase of restricted investments held for reclamation bonds	(248)	(713)

Net cash provided by (used in) investing activities	20,388	(182,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity financings	3,149,000	25,000
Financing issuance costs	(20,610)	-

Net cash provided by financing activities	3,128,390	25,000

NET CHANGE IN CASH	(448,876)	(4,928,267)

CASH AT BEGINNING OF PERIOD	708,371	5,636,638

CASH AT END OF PERIOD	$259,495	$708,371
	-

SUPPLEMENTAL INFORMATION

Interest paid	$3,128	$3,686

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$1,951,423	$-

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Ireland Inc. (the “Company”) is primarily focused on the acquisition and exploration of mining properties and has been in the exploration stage since its formation. The Company has not yet realized any revenues from its planned operations. Upon identification of commercially minable reserves, the Company expects to actively prepare the site for mineral extraction and enter the development stage.

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $48,640,259 as of December 31, 2014. This amount is comprised of net loss from operations of $48,645,737 and other comprehensive income of $5,478. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company’s financial instruments consist of restricted investments in U.S. Treasury Notes, certificates of deposit and a derivative liability. These investments are classified within Level 1 of the fair value hierarchy as their fair values are determined using quoted prices in active markets.

The Company calculates the fair value of its derivative liability using the Binomial Lattice model, a level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in valuation techniques for these instruments or transfers between levels during the years ended December 31, 2014 or 2013.

Restricted investments held for reclamation bonds - Restricted investments serve as collateral for reclamation bonding. The investments are classified as available for sale and are recorded at fair value based on quoted market prices with unrealized gains and losses reflected in accumulated other comprehensive income or loss until realized. Realized gains and losses are determined on a specific identification method and are recognized in the consolidated statement of operations.

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

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At December 31, 2014 and 2013, 76,154,857 and 58,879,025 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014			December 31, 2013
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(28,896)	$32,509	$61,405	$(15,807)	$45,598
Computers and equipment	52,275	(26,162)	26,113	52,275	(15,977)	36,298
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,553,280)	372,451	2,925,731	(2,006,347)	919,384
Site equipment	1,886,846	(1,295,080)	591,766	1,839,397	(976,435)	862,962
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(233,333)	266,667	500,000	(183,333)	316,667

	$5,479,852	$(4,160,346)	$1,319,506	$5,432,403	$(3,221,494)	$2,210,909

Depreciation expense was $943,248 and $934,518 for the years ended December 31, 2014 and 2013, respectively.

3.	MINERAL PROPERTIES

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

On August 31, 2014, the Company elected not to renew 51% of the acquired mining claims by declining to pay the Bureau of Land Management (“BLM”) maintenance fees for the abandoned claims. A loss of $16,136,105 was recognized during the year ended December 31, 2014.

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

The mining lease agreement provided the Company with an option to purchase the DDB Claims. On November 20, 2012, the Company exercised its option to purchase the DDB Claims for a purchase price of $180,080. On August 31, 2014, the Company elected not to renew 61% of the DDB claims by declining to pay the BLM maintenance fees for the abandoned claims. A loss of $109,849 was recognized during the year ended December 31, 2014.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At December 31, 2014 and 2013 obligations under cash bonding amounted to $39,719 and $39,719, respectively. At December 31, 2014 and 2013, restricted investments amounted to $1,089,753 and $1,175,725, respectively, and exceeded bonding requirements by $10,368 and $25,725, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2014
US Treasury Notes	$879,553	$8,428	$-	$887,891
Certificates of deposit	201,772	-	-	201,772

Total available-for-sale securities	$1,081,325	$8,428	$-	$1,089,753

December 31, 2013
US Treasury Notes	$879,553	$19,648	$-	$899,201
Certificates of deposit	276,524	-	-	276,524

Total available-for-sale securities	$1,156,077	$19,648	$-	$1,175,725

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MINERAL PROPERTIES (continued)

Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income. Unrealized losses were $11,220 and $11,669 for the years ended December 31, 2014 and 2013, respectively.

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2015, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the estimated costs were discounted using credit adjusted risk-free rates of 4.31% and 4.27%, respectively, and inflation rates of 3.21% and 3.91%, respectively.

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

The following table sets forth the changes in the fair value of the derivative liability for the year ended December 31, 2014:

Beginning balance	$-
Issuance of Special Warrants	(1,951,423)
Exercise of Special Warrants	165,628
Change in fair value	1,437,345

Ending balance	$(348,450)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing- model, with the following assumptions used for the year ended December 31, 2014:

Dividend yield	-
Expected volatility	91.07% - 137.42%
Risk-free interest rate	0.04% - 0.14%
Expected life (years)	0.10 - 1.0

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

During the year ended December 31, 2014, stockholders’ equity activity consisted of the following:

Issuance of Common Stock - During the year ended December 31, 2014, the Company issued 2,700,000 shares of common stock from the exercise of Special Warrants and 180,000 shares of common stock from the exercise of stock options for aggregate gross proceeds of $9,000.

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

Warrant Amendments – During the year ended December 31, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend certain warrants by extending their expiration dates. In all other respects, the terms and conditions of the extended warrants remain the same.

Warrant modifications occurred on January 15, 2014, April 28, 2014, May 5, 2014, July 17, 2014 and December 22, 2014. On December 22, 2014, the Company extended 34,641,926 warrants issued in connection with the 2007, 2009, 2010, 2011 and certain 2012 private placements offerings and 4,800,000 warrants issued to consultants in 2009, 2010 and 2011. The expiration dates of all of the warrants were extended to December 31, 2015.

The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.01% - 0.28%
Expected volatility	65.52% - 165.69%
Expected life (years)	0.30 - 0.90
Fair value	$ -

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2013, stockholders’ equity activity consisted of the following:

Issuance of Common Stock - During the year ended December 31, 2013, the Company issued 500,000 shares of common stock from the exercise of stock options for aggregate gross proceeds of $25,000.

Warrant Amendments - During the year ended December 31, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend certain warrants by extending their expiration dates. In all other respects, the terms and conditions of the extended warrants remain the same.

Warrant modifications occurred on May 30, 2013 and November 26, 2013. On November 26, 2013, the Company extended private placement warrants in connection with the 2007, 2009 and 2010 private placement offerings, and certain additional warrants issued to consultants in 2009 and 2010 (collectively, the “Expiring Warrants”). The expiration date of the warrants was extended to January 15, 2014. In all other respects, the terms and conditions of the Expiring Warrants remain the same.

The Company calculated the fair values of the warrants using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.07%
Expected volatility	47.76% - 70.33%
Expected life (years)	0.10 - 0.40

The fair values of the warrants on May 30, 2013 and on November 26, 2013 were calculated at $83,925 and zero, respectively.

Private Placement and Acquisition Warrants - A summary of warrant activity for the years ended December 31, 2014 and 2013 was as follows:

			Weighted
			Average
			Remaining
			Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)

Outstanding and exercisable, December 31, 2012	49,065,768	$0.75 - 2.39	1.47
Granted	-	-	-
Exercised	(5,498,940)	0.75 - 2.39	-

Outstanding and exercisable, December 31, 2013	43,566,828	0.75 - 0.95	0.92
Granted	18,233,333	0.20 - 0.45	3.62
Exercised	(2,700,000)	-	-

Outstanding and exercisable, December 31, 2014	59,100,161	$0.20 – 0.95	1.99

The exercise price of the Special Warrants has been paid by the investors. Upon conversion of the Special Warrants, the holders receive one warrant exercisable at $0.40. During the year ended December 31, 2014, 2,700,000 of the Special Warrants were exercised. At December 31, 2014, 11,500,000 Special Warrants were outstanding.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of December 31, 2014, the Company had granted 13,996,916 options under the Plan with a weighted average exercise price of $0.49 per option. As of December 31, 2014, 12,254,697 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At December 31, 2014, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the years ended December 31, 2014 and 2013:

	2014	2013

Dividend yield	-	-
Expected volatility	74.95% - 120.64%	71.20% - 78.77%
Risk-free interest rate	0.11% - 2.00%	0.71% - 2.01%
Expected life (years)	1.0 - 7.89	4.25 - 6.84

Inputs used in these models are determined as follows:

1.

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the option pricing models. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s models.

2.	The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo-Trinomial Lattice model.

3.	Volatility is based on the average historical volatility levels of a representative peer group.

4.	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero- coupon issues over the equivalent contractual lives of the options.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION (continued)

During the year ended December 31, 2014, the Company stock based awards as follows:

a)

On December 22, 2014, the Company extended the expiration date of 50,000 stock options issued to a director. The expiration date was extended from December 30, 2014 to June 29, 2015. All other terms were unchanged. The modification did not result in any additional expense.

b)

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

e)

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

The total expense related to the granting, vesting and modifying stock-based compensation awards was $297,079 and $778,213 for the years ended December 31, 2014 and 2013, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

For the year ended December 31, 2014, the Company received $9,000 from the exercise of stock options; the related tax benefit was $11,900 and the intrinsic value was $34,000. For the year ended December 31, 2013, the Company received $25,000 from the exercise of stock options; the related tax benefit was $34,300 and the intrinsic value was $98,000.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2014 and 2013:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2012	13,987,197	$0.37	$0.60	3.58
Options/warrants granted	1,825,000	0.22	0.55	6.25
Options/warrants expired	(500,000)	0.38	0.05	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2013	15,312,197	0.35	0.62	3.13
Options/warrants granted	2,030,000	0.11	0.28	6.37
Options/warrants expired	(107,500)	0.25	2.67	-
Options/warrants exercised	(180,000)	0.38	0.05	-

Outstanding, December 31, 2014	17,054,697	$0.32	$0.58	3.17	$338,800

Exercisable, December 31, 2014	13,224,697	$0.33	$0.55	2.14	$338,800

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2013	3,050,000	$0.31
Granted	2,030,000	0.11
Vested	(1,250,000)	0.10

Unvested, December 31, 2014	3,830,000	$0.28

For the year ended December 31, 2014, the total fair value of options vested was $127,050. As of December 31, 2014, there was $60,597 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.35 years as of December 31, 2014.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013

Deferred income tax assets:

Net operating loss carryforward	$11,932,233	$10,176,684
Option compensation	1,906,018	1,835,472
Property, plant & equipment	841,689	634,124
Exploration costs	478,937	531,496
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	15,394,195	13,413,094
Less: valuation allowance	(9,902,688)	(2,339,026)

Net deferred income tax assets	5,491,507	11,074,068

Deferred income tax liabilities:

Unrealized gain on investments	(2,950)	(6,877)
Acquisition related liabilities	(5,488,557)	(11,067,191)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2014 and 2013, respectively.

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

A reconciliation of the tax provision for the years ended December 31, 2014 and 2013 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	December 31,	December 31,
	2014	2013

Income tax benefit based on statutory tax rate	$7,020,654	$2,287,927

Reconciling items:
Non-deductible items	539,081	(62,340)
Change in valuation allowance	(7,563,662)	(1,612,976)

Income tax (expense) benefit	$(3,927)	$612,611

The Company had cumulative net operating losses of $34,092,097 as of December 31, 2014 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2034.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or a decrease in the net operating losses available for carryforwards. The Company has losses from inception to date, and thus all years remain open for examination. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

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

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2015	$50,739	$13,336	$37,403
2016	52,769	-	52,769
2017	31,488	-	31,488

	$134,996	$13,336	$121,660

Rental expense for office space, including common area maintenance fees, were $60,049 and $72,361 for the years ended December 31, 2014 and 2013, respectively. As further discussed in Note 11, for the year ended December 31, 2013, rent expense reimbursements were paid to DOSA Consulting, LLC (“DOSA”) which is a consulting firm owned by the Company’s CEO.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2015 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of December 31, 2014, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of December 31, 2014, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum potential penalty amounts to $346,979. As of December 31, 2014, the Company has incurred cumulative penalties of $5,757.

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

10.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the years ended December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013

Unrealized holding loss	$(11,220)	$(11,669)
Income tax benefit	3,927	4,084

Total unrealized loss, net of tax	$(7,293)	$(7,585)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Prior to September 2013, DOSA provided the Company with use of its employees and office space. Fees for these services amounted to $11,000 for the year ended December 31, 2013. Services provided by NMC are coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 28.2% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the years ended December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013

Reimbursement of expenses	$31,930	$39,438
Consulting services provided	420,000	420,000

Mineral and exploration
expense – related party	$451,930	$459,438

Equipment purchases	$24,900	$25,000

At December 31, 2014 and 2013, the Company owed DOSA $237,551 and $38,160, respectively, for NMC fees and reimbursements. Additionally, for the year ended December 31, 2014, NMC paid the Company $250,000 for use of onsite laboratory facilities and personnel for the months of November and December 2014.

Pursuant to an option assignment agreement related to the Columbus project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

McNeil Consulting Group, LLC (“MCG”) – MCG is a consulting firm owned by an affiliate of NMC. Prior to December 15, 2013, MCG provided the Company with management advisory services. The Company incurred total fees to MCG of $57,500 during the year ended December 31, 2013.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement was effective September 1, 2013, is for a two year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $29,220 and $11,276 for the years ended December 31 2014, and 2013 respectively. No amounts were due from SMC as of December 31, 2014 or 2013.

Former officers - Due to related parties includes amounts due to former officers of the Company. At December 31, 2014 and 2013, the remaining amount of due to related parties was $23,290, respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENT

Stock Option Extension - On February 25, 2015, the Company’s Board of Directors unilaterally determined to amend 650,531 stock options by extending their expiration dates. The options were granted at various dates between March 8, 2010 and December 29, 2014 and have a weighted average exercise price of $0.64 per share. The expiration dates of all of the options were extended to December 31, 2015. In all other respects, the terms and conditions of the extended options remain the same.

Special Warrant Financing - On March 4, 2015, the Company accepted subscriptions from certain accredited investors pursuant to which the Company agreed to sell 1,975,000 Special Warrants at a price of $0.20 per special Warrant for aggregate gross proceeds of $395,000. On March 24, 2015, the Company accepted subscriptions from certain accredited investors pursuant to which the Company agreed to sell 16,675,000 Special Warrants at a price of $0.20 per special Warrant for aggregate gross proceeds of $3,335,000.

The Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, if at any time during the term of the Special Warrants, the Company completes a subsequent sale of shares of its common stock, other securities convertible, exercisable or exchangeable for the Company’s common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the Special Warrants. If the holder has not otherwise exercised the conversion rights associated with the Special Warrants prior to expiration, then the Special Warrants will automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the Special Warrant term.

The Special Warrants extend for a term ending on the earlier of February 28, 2016 or the date that is one month after the Company completes any transaction or number of transactions involving the sale of the Company’s common stock or Common Stock Equivalents for total gross proceeds of $7,000,000 or more.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Douglas D.G. Birnie	44	President, Chief Executive Officer, Secretary and Director
Robert D. McDougal	82	Chief Financial Officer, Treasurer and Director
David Z. Strickler, Jr.	49	Vice President of Finance and Administration
Mark H. Brennan	55	Director
Steven A. Klein	51	Director

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Nanominerals Corp. Nanominerals Corp. (“Nanominerals”) is a private company controlled by its sole officer and director Dr. Charles A. Ager. Nanominerals is our largest shareholder and acts as a consultant to us on technical exploration and financial matters. In addition, Nanominerals owns a 5% royalty interest on any net smelter returns from either the Columbus Project.

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

Our President and Chief Executive Officer, Douglas D.G. Birnie, owns a 3.5% interest in Nanominerals.

AUDIT COMMITTEE

Our audit committee is composed of Mark H. Brennan, Steven A. Klein, and Robert D. McDougal. Mr. Brennan, Mr. Klein and Mr. McDougal are “audit committee financial experts” as defined by the applicable rules of the SEC. Mr. Brennan and Mr. Klein are currently the sole independent members of our audit committee. Mr. McDougal is not independent as he also acts as our Chief Financial Officer and Treasurer.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Nanominerals Corp. 10% Holder	One	One	None

ITEM 11.           EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentiv e Plan Compen -sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2014 2013	$250,000(1) $250,000(1)	$0 $0	$0 $0	$72,732(2) $129,000(2)	$0 $0	$0 $0	$0 $0	$322,732 $379,000
Robert D. McDougal, CFO, Treasurer, Director	2014 2013	$90,000 $90,000	$0 $0	$0 $0	$36,366(3) $64,500(3)	$0 $0	$0 $0	$0 $0	$126,366 $154,500
David Z. Strickler, Jr., Vice President of Finance and Administration	2014 2013	$175,000 $175,000	$0 $0	$0 $0	$48,488(4) $86,000(4)	$0 $0	$0 $0	$0 $0	$223,488 $261,000

Notes:

(1)

Represents consulting fees paid or accrued to a limited liability company, of which Mr. Birnie is the sole member, for services provided by Mr. Birnie as an executive officer and director of Ireland. The consulting fees are currently being deferred until such time that the Company has sufficient funds.

(2)

On January 17, 2014, Mr. Birnie was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.28 per share, expiring 5 years after the vesting date as described below. 150,000 options will vest and become exercisable upon our completion of 10 successful pilot plant metal extraction tests of 5 tons of head material each. A further 150,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days. The remaining 300,000 options vested in increments of 75,000 options on each of March 31, June 30, September 30 and December 30, of 2014. All 600,000 options will immediately vest and become exercisable upon a change in control of the Company.

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

(3)

On January 17, 2014, Mr. McDougal was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.28 per share, expiring 5 years after the vesting date as described below. 75,000 options will vest and become exercisable upon our completion of 10 successful pilot plant metal extraction tests of 5 tons of head material each. A further 75,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days. The remaining 150,000 options vested in increments of 75,000 options on each of March 31, June 30, September 30 and December 30, of 2014. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company

On February 15, 2013, Mr. McDougal was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.57 per share, expiring five years after the vesting date as described below. 75,000 options will vest and become exercisable upon our completion of 10 successful gold extraction leach tests. A further 75,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. The remaining 150,000 options vested in increments of 37,500 options on each of March 31, June 30, September 30 and December 30 of 2013. All 300,000 options will immediately vest and become exercisable upon a change in control of the Company.

(4)

On January 17, 2014, Mr. Strickler was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.28 per share, expiring 5 years after the vesting date as described below. 100,000 options will vest and become exercisable upon our completion of 10 successful pilot plant metal extraction tests of 5 tons of head material each. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days. The remaining 200,000 options vested in increments of 75,000 options on each of March 31, June 30, September 30 and December 30, of 2014. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company

On February 15, 2013, Mr. Strickler was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.57 per share, expiring five years after the vesting date as described below. 100,000 options will vest and become exercisable upon our completion of 10 successful gold extraction leach tests. A further 100,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days. The remaining 200,000 options vested in increments of 50,000 options on each of March 31, June 30, September 30 and December 30 of 2013. All 400,000 options will immediately vest and become exercisable upon a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2014.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
Douglas D.G. Birnie	1,100,000	-	$0.05	30-Mar-07	30-Mar-17
CEO, President,	25,000	-	$0.75	30-Jun-10	29-Jun-15
Secretary & Director	25,000	-	$0.75	31-Dec-10	30-Dec-15
	25,000	-	$0.75	30-Jun-11	29-Jun-16
	25,000	-	$0.75	31-Dec-11	30-Dec-16
	28,209	-	$0.75	30-Jun-12	30-Jun-17
	32,699	-	$0.75	31-Dec-12	30-Dec-17
	150,000	-	$0.53	22-Aug-12	22-Aug-17
	75,000	-	$0.53	31-Mar-11	30-Mar-16
	25,000	-	$0.75	24-Aug-11	29-Jun-16
	25,000	-	$0.75	31-Dec-11	30-Dec-16
	32,315	-	$0.75	30-Jun-12	29-Jun-17
	38,889	-	$0.75	31-Dec-12	30-Dec-17
	75,000	-	$0.57	31-Mar-13	31-Mar-18
	41,864	-	$0.75	30-Jun-13	30-Jun-18
	75,000	-	$0.57	30-Jun-13	30-Jun-18
	75,000	-	$0.57	30-Sep-13	30-Sep-18
	43,605	-	$0.75	31-Dec-13	30-Dec-18
	75,000	-	$0.57	31-Dec-13	31-Dec-18
	75,000	-	$0.28	31-Mar-14	31-Mar-19
	75,000	-	$0.28	30-Jun-14	30-Jun-19
	75,000	-	$0.28	30-Sep-14	30-Sep-19
	75,000	-	$0.28	31-Dec-14	31-Dec-19
	120,000(1)	-	$0.05	30-Mar-07	30-Mar-17
	25,000(1)	-	$0.75	30-Jun-10	29-Jun-15
	25,000(1)	-	$0.75	31-Dec-10	30-Dec-15
	25,000(1)	-	$0.75	30-Jun-11	29-Jun-16
	25,000(1)	-	$0.75	31-Dec-11	30-Dec-16
	21,791(1)	-	$0.75	30-Jun-12	30-Jun-17
	17,301(1)	-	$0.75	31-Dec-12	30-Dec-17
	75,000(1)	-	$0.53	31-Mar-11	30-Mar-16
	25,000(1)	-	$0.75	24-Aug-11	29-Jun-16
	25,000(1)	-	$0.75	31-Dec-11	30-Dec-16
	17,685(1)	-	$0.75	30-Jun-12	29-Jun-17
	11,111(1)	-	$0.75	31-Dec-12	30-Dec-17
	8,136(1)	-	$0.75	30-Jun-13	30-Jun-18
	6,395(1)	-	$0.75	31-Dec-13	30-Dec-18
	-	150,000	$0.75	(3)	5 yrs after vesting
	-	150,000	$0.75	(4)	5 yrs after vesting
	-	200,000	$0.90	(5)	5 yrs after vesting
	-	200,000	$0.90	(6)	5 yrs after vesting
	-	200,000	$0.90	(7)	5 yrs after vesting
	-	200,000	$0.90	(8)	5 yrs after vesting
	-	150,000	$0.57	(9)	5 yrs after vesting
	-	150,000	$0.57	(10)	5 yrs after vesting
	-	150,000	$0.28	(11)	5 yrs after vesting
	-	150,000	$0.28	(12)	5 yrs after vesting

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
Robert D. McDougal	500,000(2)	-	$0.05	30-Mar-07	30-Mar-17
CFO, Treasurer &	16,667 (2)	-	$0.75	30-Jun-10	29-Jun-15
Director	16,667(2)	-	$0.75	31-Dec-10	30-Dec-15
	16,667(2)	-	$0.75	30-Jun-11	29-Jun-16
	16,667(2)	-	$0.75	31-Dec-11	30-Dec-16
	16,667(2)	-	$0.75	30-Jun-12	30-Jun-17
	16,665(2)	-	$0.75	31-Dec-12	30-Dec-17
	50,000(2)	-	$0.53	22-Aug-12	22-Aug-17
	50,000(2)	-	$0.53	30-Mar-11	30-Mar-16
	25,000(2)	-	$0.75	24-Aug-11	29-Jun-16
	25,000(2)	-	$0.75	31-Dec-11	30-Dec-16
	25,000(2)	-	$0.75	30-Jun-12	29-Jun-17
	25,000(2)	-	$0.75	31-Dec-12	30-Dec-17
	37,500(2)	-	$0.57	31-Mar-13	31-Mar-18
	25,000(2)	-	$0.75	30-Jun-13	30-Jun-18
	37,500(2)	-	$0.57	30-Jun-13	30-Jun-18
	37,500(2)	-	$0.57	30-Sep-13	30-Sep-18
	25,000(2)	-	$0.75	31-Dec-13	30-Dec-18
	37,500(2)	-	$0.57	31-Dec-13	31-Dec-18
	37,500(2)	-	$0.28	31-Mar-14	31-Mar-19
	37,500(2)	-	$0.28	30-Jun-14	30-Jun-19
	37,500(2)	-	$0.28	30-Sep-14	30-Sep-19
	37,500(2)	-	$0.28	31-Dec-14	31-Dec-19
	-	75,000(2)	$0.75	(3)	5 yrs after vesting
	-	75,000(2)	$0.75	(4)	5 yrs after vesting
	-	100,000(2)	$0.90	(5)	5 yrs after vesting
	-	100,000(2)	$0.90	(6)	5 yrs after vesting
	-	100,000(2)	$0.90	(7)	5 yrs after vesting
	-	100,000(2)	$0.90	(8)	5 yrs after vesting
	-	75,000(2)	$0.57	(9)	5 yrs after vesting
	-	75,000(2)	$0.57	(10)	5 yrs after vesting
	-	75,000(2)	$0.28	(11)	5 yrs after vesting
	-	75,000(2)	$0.28	(12)	5 yrs after vesting
David Z. Strickler, Jr.	25,000	-	$0.82	31-Mar-10	30-Mar-15
VP of Finance &	25,000	-	$0.82	30-Jun-10	29-Jun-15
Administration	25,000	-	$0.82	30-Sep-10	29-Sep-15
	25,000	-	$0.82	31-Dec-10	30-Dec-15
	25,000	-	$0.82	31-Mar-11	30-Mar-16
	25,000	-	$0.82	30-Jun-11	29-Jun-16
	25,000	-	$0.82	30-Sep-11	29-Sep-16
	25,000	-	$0.82	31-Dec-11	30-Dec-16
	25,000	-	$0.75	24-Aug-11	29-Jun-16
	25,000	-	$0.75	31-Dec-11	30-Dec-16
	25,000	-	$0.75	30-Jun-12	29-Jun-17
	25,000	-	$0.75	31-Dec-12	30-Dec-17
	50,000	-	$0.57	31-Mar-13	31-Mar-18
	25,000	-	$0.75	30-Jun-13	30-Jun-18
	50,000	-	$0.57	30-Jun-13	30-Jun-18
	50,000	-	$0.57	30-Sep-13	30-Sep-18
	25,000	-	$0.75	31-Dec-13	30-Dec-18
	50,000	-	$0.57	31-Dec-13	31-Dec-18
	50,000	-	$0.28	31-Mar-14	31-Mar-19
	50,000	-	$0.28	30-Jun-14	30-Jun-19
	50,000	-	$0.28	30-Sep-14	30-Sep-19
	50,000	-	$0.28	31-Dec-14	31-Dec-19

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
	-	75,000	$0.75	(3)	5 yrs after vesting
	-	75,000	$0.75	(4)	5 yrs after vesting
	-	100,000	$0.90	(5)	5 yrs after vesting
	-	100,000	$0.90	(6)	5 yrs after vesting
	-	100,000	$0.90	(7)	5 yrs after vesting
	-	100,000	$0.90	(8)	5 yrs after vesting
	-	100,000	$0.57	(9)	5 yrs after vesting
	-	100,000	$0.57	(10)	5 yrs after vesting
	-	100,000	$0.28	(11)	5 yrs after vesting
	-	100,000	$0.28	(12)	5 yrs after vesting

Notes:

(1)	Represents options transferred as part of court approved divorce proceedings.
(2)	Represents options gifted to a family trust, of which Mr. McDougal acts as trustee.
(3)

Vesting on the first date after the date that the closing price for the Company's common stock (as quoted by the principal market or exchange on which such shares trades) exceeds $1.50 per share for 20 consecutive trading days.

(4)	Vesting upon the Board of Directors determining that the Company has made adequate and sufficient progress on its technical and feasibility programs for its Columbus Project.
(5)

Vesting upon the date that the Company has completed the installation of the Columbus Project extraction circuit and the extraction circuit has been satisfactorily operated for 30 consecutive working days, the vesting date for which shall be reasonably determined by the Board of Directors.

(6)	Vesting on the date that the Company has successfully processed 1,500 tons of mineralized material extracted from Columbus Project, which date shall be reasonably determined by the Board of Directors.
(7)

Vesting on the first date after the closing price for the Company's common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.00 per share for 20 consecutive trading days.

(8)

Vesting on the first date after the closing price for the Company's common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $2.50 per share for 20 consecutive trading days.

(9)	Vesting on the date that the Company successfully completes 10 successful onsite gold extraction leach tests, which date shall be reasonably determined by the Board of Directors.
(10)

Vesting on the first date after the Grant Date that the closing price for the Company’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.25 per share for 20 consecutive trading days.

(11)	On the date that the Company successfully completes 10 successful onsite gold extraction leach tests, which date shall be reasonably determined by the Board of Directors.
(12)

Vesting on the first date after the Grant Date that the closing price for the Corporation’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days. Exp. 5th yr anniv of vesting date.

EXECUTIVE COMPENSATION CONTRACTS AND 2014 COMPENSATION ARRANGEMENTS

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

The Board also granted non-qualified stock purchase options to those executive officers for the purchase of up to 1,300,000 shares of the Company’s common stock under the Company’s 2007 Stock Incentive Plan at a price of $0.28 per share, vesting and expiring as follows:

Douglas D.G. Birnie Chief Executive Officer, President and Secretary	Robert D. McDougal Chief Financial Officer and Treasurer	David Z. Strickler VP Finance and Administration	Vesting Date	Expiration Date
75,000	37,500	50,000	March 31, 2014	March 31, 2019
75,000	37,500	50,000	June 30, 2014	June 30, 2019
75,000	37,500	50,000	September 30, 2014	September 30, 2019
75,000	37,500	50,000	December 31, 2014	December 31, 2019
150,000	75,000	100,000	The date that the Corporation successfully completes 10 successful pilot plant metal extraction tests of five tons of head material each, which date shall be reasonably determined by the Board.	The date that is the 5th year anniversary of the particular vesting date.
150,000	75,000	100,000

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2014 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K. Compensation paid to directors who were also named executive officers during our December 31, 2014 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark H. Brennan(2)	$48,000	$0	$30,492	$0	$0	$0	$78,492
Steven A. Klein(3)	$48,000	$0	$30,492	$0	$0	$0	$78,492

Notes:

(1)

Since January 1, 2013, we have compensated our independent directors at a rate of $4,000 per month. Director compensation is currently being deferred until such time that the Company has sufficient funds.

(2)

On January 17, 2014, Mr. Brennan was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.28 per share. 75,000 options vested on each of March 31, June 30, September 30 and December 31, 2014 and expire five years after vesting.

As of the end of our fiscal year ended December 31, 2014, Mr. Brennan had options to purchase up to 1,717,197 shares (2013 - 1,417,197 shares) of our common stock, 1,517,197 of which are vested and exercisable. These options have various exercise prices and expiration dates.

(3)

On January 17, 2014, Mr. Klein was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.28 per share. 75,000 options vested on each of March 31, June 30, September 30 and December 31, 2014 and expire five years after vesting.

As of the end of our fiscal year ended December 31, 2014, Mr. Klein had options to purchase up to 525,000 shares (2013 - 225,000) of our common stock.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	17,092,197(1)	$0.46	8,906,234(2)

Notes:

(1)	Includes options and warrants to purchase an aggregate of 4,900,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).

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

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2014 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

(a)	Options to purchase 100,000 shares of our common stock exercisable at a price of $1.75 per share, expiring on August 15, 2017.

(b)	Warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 17, 2012, which expiry date was extended to December 31, 2015.

(c)

Warrants to purchase up to 300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on December 31, 2015. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(d)

Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on June 30, 2013, which expiry date was extended to December 31, 2015. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

	(i)	the VWAP for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

	(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(e)

Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on December 31, 2015. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(iii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(f)	Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on June 30, 2013, which expiry date was extended to December 31, 2015.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	4,132,581(2) (direct and indirect)	2.7%
Common Stock	Robert D. McDougal Chief Financial Officer, Treasurer and Director	2,600,000(3) (direct and indirect)	1.7%
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration	771,150(4) (direct)	*
Common Stock	Mark H. Brennan Director	1,952,197(5) (direct)	1.3%
Common Stock	Steven A. Klein Director	11,652,814(6) (direct and indirect)	7.2%
Common Stock	All Officers and Directors as a Group (5 persons)	21,158,742	12.5%
5% STOCKHOLDERS
Common Stock	Steven A. Klein 1450 Broadway, 40th Floor New York, NY 10018	11,652,814(6) (direct and indirect)	7.2%
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	41,150,000(7) (direct)	26.8%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	43,550,000(7) (direct and indirect)	28.3%

Notes:
* Represents less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 25, 2015, there were 152,797,875 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consist of: (i) 890,000 shares directly held by him; (ii) 100,000 shares held indirectly through Dosa Consulting, LLC (“Dosa”), an entity controlled by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held directly by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held by Dosa; (iv) 2,292,581 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; and (v) 750,000 shares issuable upon the exercise of 2014 Special Warrants held directly by Mr. Birnie and upon the further exercise of warrants issuable upon exercise of the 2014 Special Warrants. A description of the 2014 Special Warrant terms is provided under Item 13 of this Annual Report on Form 10- K. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Birnie.

(3)

The shares listed as beneficially owned by Mr. McDougal consist of: (i) 1,200,000 shares held by Mr. McDougal as trustee of the Robert and Edna McDougal Family Trust (the “Family Trust”); (ii) 1,150,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days and held by the Family Trust; and (iii) 250,000 shares issuable upon the exercise of 2014 Special Warrants held directly by Mr. McDougal and upon the further exercise of warrants issuable upon exercise of the 2014 Special Warrants. A description of the 2014 Special Warrant terms is provided under Item 13 of this Annual Report on Form 10-K. Mr. McDougal, as trustee of the Family Trust, also exercises investment and dispositive power over additional options to acquire shares of our common stock held by the Family Trust that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. McDougal.

(4)

The shares listed as beneficially owned by Mr. Strickler consist (i) 16,600 shares directly held by Mr. Strickler; (ii) 4,550 shares acquirable upon the exercise of warrants directly held by Mr. Strickler; and (iii) 750,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days. Mr. Strickler also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Strickler.

(5)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 165,000 shares directly held by Mr. Brennan; (ii) 70,000 shares acquirable upon the exercise of warrants directly held by Mr. Brennan; (iii) 1,467,197 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; and (iv) 250,000 shares issuable upon the exercise of 2014 Special Warrants held directly by Mr. Brennan and upon the further exercise of warrants issuable upon exercise of the 2014 Special Warrants. A description of the 2014 Special Warrant terms is provided under Item 13 of this Annual Report on Form 10-K. Mr. Brennan also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Brennan.

(6)

The shares listed as beneficially owned by Mr. Klein consist of (i) 576,384 shares directly held by Mr. Klein; (ii) 440,384 shares acquirable upon the exercise of warrants directly held by Mr. Klein; (iii) 525,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; (iv) 1,653,354 shares over which Mr. Klein has investment and voting power as trustee for three trusts that are the direct owners of such shares; (v) 957,692 shares issuable upon the exercise of warrants and over which Mr. Klein has investment and voting power as trustee for three trusts that are the direct owners of such warrants; (vi) 500,000 shares issuable upon the exercise of 2014 Special Warrants held directly by Mr. Klein and upon the further exercise of warrants issuable upon exercise of the 2014 Special Warrants; (vii) 5,500,000 shares issuable upon the exercise of 2014 Special Warrants over which Mr. Klein has investment and voting power as trustee for four trusts that are the direct owners of such 2014 Special Warrants and upon the further exercise of warrants issuable upon exercise of the 2014 Special Warrants; and (viii) 1,500,000 shares issuable upon the exercise of 2015 Special Warrants over which Mr. Klein has investment and voting power as trustee for two trusts that are the direct owners of such 2015 Special Warrants and upon the further exercise of warrants issuable upon the exercise of the 2015 Special Warrants. A description of the 2015 Special Warrant terms is provided under Item 1 of this Annual Report on Form 10K, and a description of the 2014 Special Warrant terms is provided under Item 13 of this Annual Report on Form 10-K. Mr. Klein disclaims any pecuniary interest in the shares held by the trusts for whom he acts as trustee.

(7)

The shares listed as beneficially owned by Nanominerals and Mr. Ager includes 1,000,000 shares issuable upon the exercise of 2014 Special Warrants held directly by Nanominerals and upon the further exercise of warrants issuable upon exercise of the 2014 Special Warrants. A description of the 2014 Special Warrant terms is provided under Item 13 of this Annual Report on Form 10-K. . The sole officer and director of Nanominerals is Dr. Charles A. Ager. In addition, pursuant to a shareholders agreement, Dr. Ager has control over a majority of the shareholder voting power of Nanominerals. As such, Dr. Ager has voting and dispositive power over the 40,150,000 shares of our common stock listed as beneficially owned by Nanominerals and we have listed those shares as being indirectly beneficially owned by him. Individually, Dr. Ager owns 2,100,000 shares of our common stock. Also included in the number of shares listed as being indirectly beneficially owned by Dr. Ager are 300,000 shares of our common stock owned by Dr. Ager’s wife. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

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

2014 Special Warrant Financing

Certain of our directors and officers participated in our 2014 Special Warrant Offering that closed on March 24, 2014 as follows:

Name and Position	Proceeds	No. of Special Warrants Subscribed For
Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	$75,000	375,000
Mark H. Brennan Director	$25,000	125,000

Name and Position	Proceeds	No. of Special Warrants Subscribed For
Steven A. Klein(1) Director	$600,000(1)	3,000,000(1)
Robert D. McDougal Chief Financial Officer, Treasurer and Director	$25,000	125,000
Nanominerals Corp. 10% Beneficial Owner	$100,000	500,000
Total:	$825,000	4,125,000

Note:

(1)

Includes 250,000 2014 Special Warrants directly subscribed for by Mr. Klein, plus an additional 2,750,000 2014 Special Warrants subscribed for by trusts for whom Mr. Klein acts as trustee and over which Mr. Klein has investment and voting power. Mr. Klein disclaims any pecuniary interest in the securities held by the trusts for whom he acts as trustee.

The 2014 Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 30, 2019. Alternatively, if at any time during the term of the 2014 Special Warrants, we complete a subsequent sale of shares of our common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the 2014 Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the 2014 Special Warrants. If the holder has not otherwise exercised the conversion rights associated with the 2014 Special Warrants prior to March 31, 2015, then the 2014 Special Warrants will automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the 2014 Special Warrant term.

2015 Special Warrant Financing

Trusts for which Steven A. Klein acts as trustee purchased 750,000 2015 Special Warrants under our 2015 Special Warrant Offering for total proceeds of $150,000. A description of our 2015 Special Warrant Offering is provided under Item 1 of this Annual Report on Form 10-K.

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is our largest stockholder, beneficially owning 26.8% of our common stock. Dr. Charles A. Ager is the sole officer and director of Nanominerals and has control over a majority of the voting power of Nanominerals. Douglas D.G. Birnie, our Chief Executive Officer and President is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company Nanominerals and Dr. Ager act as consultants to us on technical exploration and financial matters. In addition, Nanominerals has provided dedicated use of its laboratory, instrumentation, milling and research equipment and facilities. Nanominerals invoices us for services provided plus expenses incurred in connection with providing those services.

	Year Ended Dec. 31, 2014	Year Ended Dec. 31, 2013
Consulting Fees	$420,000	$420,000
Reimbursement of Expenses	31,930	39,438
Purchases of Equipment	24,900	25,000
Advance on Purchase of Equipment	0	0
	$476,830	$484,438

Purchased equipment for December 31, 2014 was an induction furnace and for December 31, 2013, a 44,000 gallon water tank and a propane overhead radiant heater.

As of the year ended December 31, 2014, we had an outstanding balance due to Nanominerals of $237,551 (2013 - $ 38,160).

On August 15, 2014, Nanominerals purchased 1,333,333 units (the “NMC Units”) from us at a price of $0.225 per NMC Unit or $300,000 in the aggregate. Each NMC Unit consisted of one share of our common stock and one warrant for the purchase of one additional share of our common stock at a price of $0.45 per share, expiring March 29, 2019.

DOSA Consulting, LLC

DOSA is a consulting firm owned by our CEO. DOSA provides us with the use of its employees and office space. The total fees paid to DOSA for these services were $0 for the year ended December 31, 2014 (2013 – $11,000). Services provided by Nanominerals are also at times coordinated for us by DOSA. No management fees are billed to us for these services. The total fees billed by DOSA for Nanominerals’ services were $476,830 for the year ended December 31, 2014 (2013 – $484,438). At December 31, 2014, we owed DOSA $237,551 for services provided by Nanominerals (2013 – $38,160). The CEO’s salary and reimbursable expenses are also paid to DOSA. Total fees owed to DOSA at December 31, 2014 for all services total $331,301.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	$79,549	$71,974
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$79,549	$71,974

Our audit committee annually reviews the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)

Exhibit
Number	Description of Exhibit
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(16)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(16)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(16)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(16)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(17)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(19)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(19)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(19)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(19)
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (19)
10.28	Form of Special Warrant Subscription Agreement.(18)
10.29	Nanominerals Subscription Agreement.(18)
10.30	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(20)
10.31	Form of Special Warrant Subscription Agreement.(22)
14.1	Code of Ethics. (8)
21.1	List of Subsidiaries.(10)
23.1	Consent of Brown Amstrong Accountancy Corporation
23.2	Consent of Arrakis, Inc.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(21)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(17)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(19)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.
(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed November 19, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed March 4, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	March 27, 2015	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 27, 2015	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director (Principal Executive Officer)

Date:	March 27, 2015	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
Director (Principal Financial Officer and Principal Accounting
Officer)

Date:	March 27, 2015	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Officer)

Date:	March 27, 2015	By:	/s/ Steven A. Klein
STEVEN A. KLEIN
Officer)