Form 10-Q
period 2015-03-31
IRELAND INC.
filed 2015-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
[   ] Yes    [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2015, the Registrant had 155,647,875 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$3,220,921	$259,495
Other receivables	5,886	6,380
Prepaid expenses	176,721	260,484

Total current assets	3,403,528	526,359

Property and equipment, net	1,269,182	1,319,506
Mineral properties	15,882,179	15,882,179
Restricted investments held for reclamation bonds	1,086,561	1,089,753
Reclamation bonds	39,719	39,719
Deposits	10,262	10,262

Total non-current assets	18,287,903	18,341,419

Total assets	$21,691,431	$18,867,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$433,835	$390,888
Accounts payable - related party	347,719	237,551
Accrued payroll and related taxes	57,604	58,637
Due to related party	23,290	23,290
Derivative liability	3,207,000	348,450

Total current liabilities	4,069,448	1,058,816

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	4,741,786	1,731,154

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 154,397,875 and 150,772,875 shares, respectively, issued and outstanding	154,396	150,771
Additional paid-in capital	65,927,748	65,626,112
Accumulated other comprehensive income	3,379	5,478
Accumulated deficit	(49,135,878)	(48,645,737)

Total stockholders' equity	16,949,645	17,136,624

Total liabilities and stockholders' equity	$21,691,431	$18,867,778

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	436,917	801,795
Mineral exploration and evaluation expenses - related party	110,168	118,437
General and administrative	434,612	526,310
Depreciation	180,494	234,724
Gain on asset disposal	-	(1,000)
Mineral and property holding costs	-	24,000

Total operating expenses	1,162,191	1,704,266

Loss from operations	(1,162,191)	(1,704,266)

Other income (expense)
Interest income	4,759	4,526
Rental income - related party	55,001	8,457
Gain on derivative liability	613,950	320,539
Interest expense	(529)	(1,467)

Total other income (expense)	673,181	332,055

Loss before income taxes	(489,010)	(1,372,211)

Income tax expense	(1,131)	(769)

Net loss	$(490,141)	$(1,372,980)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	151,024,819	146,559,542

Consolidated Statements of Comprehensive Loss

Net loss	$(490,141)	$(1,372,980)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	(2,099)	(1,428)

Total comprehensive loss	$(492,240)	$(1,374,408)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Accumulated
				Other	Deficit During	Total
	Common Stock		Additional	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Stage	Equity
Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808
Stock-based compensation	-	-	103,511	-	-	103,511
Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390
Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)
Unrealized loss on investments, net of $769 deferred tax	-	-	-	(1,428)	-	(1,428)
Net loss, March 31, 2014	-	-	-	-	(1,372,980)	(1,372,980)
Balance, March 31, 2014	146,559,542	$146,558	$65,127,757	$11,343	$(29,955,780)	$35,329,878

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624
Stock-based compensation	-	-	41,625	-	-	41,625
Issuance of warrants for cash, net	-	-	3,726,136	-	-	3,726,136
Issuance of shares for cash	200,000	200	9,800	-	-	10,000
Exercise of Special Warrants	3,425,000	3,425	(3,425)	-	-	-
Derivative liability	-	-	(3,472,500)	-	-	(3,472,500)
Unrealized loss on investments, net of $1,131 deferred tax	-	-	-	(2,099)	-	(2,099)
Net loss, March 31, 2015	-	-	-	-	(490,141)	(490,141)
Balance, March 31, 2015	154,397,875	$154,396	$65,927,748	$3,379	$(49,135,878)	$16,949,645

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,141)	$(1,372,980)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	180,494	234,724
Gain on asset disposal	-	(1,000)
Stock-based compensation	41,625	103,511
Change in derivative liability	(613,950)	(320,539)
Deferred income taxes	1,131	769

Changes in operating assets and liabilities:
Other receivables	494	5,828
Prepaid expenses and deposits	83,763	116,032
Accounts payable and accrued liabilities	152,082	3,959

Net cash used in operating activities	(644,502)	(1,229,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(130,170)	-
Proceeds from asset disposal	-	1,000
Purchase of restricted investments held for reclamation bonds	(38)	(88)

Net cash (used in) provided by investing activities	(130,208)	912

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances	3,740,000	2,840,000
Financing issuance costs	(3,864)	(20,610)

Net cash provided by financing activities	3,736,136	2,819,390

NET CHANGE IN CASH	2,961,426	1,590,606

CASH AT BEGINNING OF PERIOD	259,495	708,371

CASH AT END OF PERIOD	$3,220,921	$2,298,977
	-

SUPPLEMENTAL INFORMATION

Interest paid	$529	$1,467

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$3,472,500	$1,951,423

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $49,132,499 as of March 31, 2015. This amount is comprised of net loss from operations of $49,135,878 and other comprehensive income of $3,379. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

There have been no changes in valuation techniques for these instruments or transfers of assets between levels for the quarters ended March 31, 2015 or 2014.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At March 31, 2015 and 2014, 94,576,857 and 74,979,025 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2015			December 31, 2014
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(31,918)	$29,487	$61,405	$(28,896)	$32,509
Computers and equipment	52,275	(28,658)	23,617	52,275	(26,162)	26,113
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,645,902)	279,829	2,925,731	(2,553,280)	372,451
Site equipment	2,017,015	(1,364,933)	652,082	1,886,846	(1,295,080)	591,766
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(245,833)	254,167	500,000	(233,333)	266,667

	$5,610,021	$(4,340,839)	$1,269,182	$5,479,852	$(4,160,346)	$1,319,506

Depreciation expense was $180,494 and $234,724 for the quarters ended March 31, 2015 and 2014 respectively.

3.	MINERAL PROPERTIES

Mineral properties consisted of the following:

	March 31,	December 31,
	2015	2014

Columbus Project	$15,811,948	$15,811,948
DDB Claims	70,231	70,231

Ending balance	$15,882,179	$15,882,179

Columbus Project - On February 20, 2008, the Company acquired a 100% interest in the Columbus Project by way of merger with Columbus Brine Inc. (“CBI”).The property was purchased with issuance of 10,440,087 shares of common stock and 5,220,059 share purchase warrants, which expired in February 2013. Prior to the merger, the Company held a 15% interest in the Columbus Project by satisfying its option agreement requirements. Pursuant to the option assignment agreement, the Company granted and continues to have a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company.

On August 31, 2014, the Company elected not to renew 51% of the acquired mining claims by declining to pay the Bureau of Land Management (“BLM”) maintenance fees for the abandoned claims. A loss of $16,136,105 was recognized during the year ended December 31, 2014.

DDB Claims - The Company had a lease agreement for mining claims with the DDB Syndicate. The DDB Syndicate is owned by the Company’s CEO, a former member of our Board of Directors, former officers and directors of CBI and their relatives and affiliates of NMC. The DDB Claims were located in 2007, prior to any of these related persons’ involvement with the Company.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

On November 20, 2012, the Company exercised its option provided in the lease agreement to purchase the DDB Claims for a purchase price of $180,080. On August 31, 2014, the Company elected not to renew 61% of the DDB claims by declining to pay the BLM maintenance fees for the abandoned claims. A loss of $109,849 was recognized during the year ended December 31, 2014.

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At March 31, 2015 and December 31, 2014, obligations under cash bonding amounted to $39,719 and $39,719, respectively and restricted investments amounted to $1,086,561 and $1,089,753 respectively, and exceeded bonding requirements by $7,176 and $10,368, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2015
US Treasury Notes	$879,553	$5,198	$-	$884,751
Certificates of deposit	201,810	-	-	201,810

Total available-for-sale securities	$1,081,363	$5,198	$-	$1,086,561

December 31, 2014
US Treasury Notes	$879,553	$8,428	$-	$887,891
Certificates of deposit	201,772	-	-	201,722

Total available-for-sale securities	$1,081,325	$8,428	$-	$1,089,753

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2015, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset requirement obligation relates to the Columbus Project and amounted to $672,338 as of March 31, 2015 and December 31, 2014. The estimated costs were discounted using a credit adjusted risk-free rate of 4.31% and an inflation rate of 3.21% at March 31, 2015 and December 31, 2014, respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY

As further discussed in Note 5, the Company issued 14,200,000 Special Warrants (“2014 Special Warrants”) in the first quarter of 2014 and 18,650,000 Special Warrants (“2015 Special Warrants”) in the first quarter of 2015 each at a price of $0.20 per warrant.

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

As of March 31, 2015, 8,075,000 of the 2014 Special Warrants were converted into 2015 Special Warrants and 6,125,000 of the 2014 Special Warrants were converted into units.

The following table sets forth the changes in the derivative liability for the quarter ended March 31 2015 and the year ended December 31, 2014:

	March 31,	December 31,
	2015	2014

Beginning balance	$(348,450)	$-
Issuance of Special Warrants	(3,472,500)	(1,951,423)
Exercise of Special Warrants	207,250	165,628
Change in fair value	406,700	1,437,345

Ending balance	$(3,207,000)	$(348,450)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, with the following assumptions used for the quarter ended March 31, 2015 and the year ended December 31, 2014:

	March 31,	December 31,
	2015	2014

Dividend yield	-	-
Expected volatility	94.96%	91.07% - 137.42%
Risk-free interest rate	0.03% - 0.26%	0.04% - 0.14%
Expected life (years)	-	0.10 - 1.0

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2015, stockholders’ equity activity consisted of the following:

2015 Special Warrant offering - During the first quarter of 2015, the Company sold 18,650,000 Special Warrants at a price of $0.20 for gross proceeds of $3,730,000.

The Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, the Special Warrants provide the holder the right to exchange their Special Warrants for equal participation in a subsequent equity financing. All Special Warrants outstanding at February 28, 2016 automatically convert into Units.

The Special Warrants extend for a term ending on the earlier of February 28, 2016 or the date that is one month after the Company completes a Qualified Financing, defined as any financing or number of financings for total gross proceeds of $7,000,000 or more. Total fees related to issuance of the Special Warrants amounted to $3,864.

The holders of 8,075,000 exchanged their 2014 Special Warrants for 2015 Special Warrants.

Exercise of 2014 Special Warrants – During the quarter ended March 31, 2015, 3,425,000 Special Warrants were converted into Units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019.

Exercise of stock options – During the quarter ended March 31, 2015, 200,000 stock options were exercised for gross proceeds of $10,000.

During the quarter ended March 31, 2014, stockholders’ equity activity consisted of the following:

2014 Special Warrant offering - During the first quarter of 2014, the Company sold 14,200,000 Special Warrants at a price of $0.20 for gross proceeds of $2,840,000.

The Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019. Alternatively, the Special Warrants provide the holder the right to exchange their Special Warrants for equal participation in a subsequent equity financing. All Special Warrants outstanding on March 31, 2015 automatically convert into Units. Total fees related to the issuance of Special Warrants amounted to $20,610.

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

Risk-free interest rate	0.04%
Expected volatility	58.97%
Expected life (years)	0.30
Fair value	$-

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors to purchase common stock at March 31, 2015:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

22,572,827	$0.75	December 2015
12,069,099	0.80	December 2015
26,725,000*	0.20	February 2016
8,896,901	0.95	November 2016
7,458,333	0.45	March 2019

77,722,160

* The exercise price of these warrants has been paid by the investors. Upon exercise, the holders will receive one share of common stock and one warrant exercisable at $0.40.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2015, the Company had granted 13,996,916 options under the Plan with a weighted average exercise price of $0.49 per option. As of March 31, 2015, 12,054,697 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At March 31, 2015, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the quarter ended March 31, 2015:

Dividend yield	-
Expected volatility	165.7%
Risk-free interest rate	0.02 – 0.21%
Expected life (years)	0.10 – 0.80

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

During the quarter ended March 31, 2015, the Company stock based compensation activity was as follows:

a)

On February 25, 2015, the Company’s Board of Directors unilaterally determined to amend 650,531 stock options by extending their expiration dates. The options were granted at various dates between March 8, 2010 and July 22, 2010 and have a weighted average exercise price of $0.64 per share. The expiration dates of all of the options were extended to December 31, 2015. In all other respects, the terms and conditions of the extended options remain the same. The modification resulted in additional compensation expense of $25,387.

During the quarter ended March 31, 2014, the Company stock based compensation activity was as follows:

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

The total expense for the quarters ended March 31, 2015 and 2014 related to the granting, vesting and modification of all stock-based compensation awards was $41,625 and $103,511, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the quarter ended March 31, 2015:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2014	17,054,697	$0.32	$0.58	3.17
Options/warrants granted	-	-	-	-
Options/warrants exercised	(200,000)	0.38	0.05	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, March 31, 2015	16,854,697	$0.32	$0.59	2.95	$694,800

Exercisable, March 31, 2015	13,024,697	$0.42	$0.76	1.92	$658,400

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the quarter ended March 31, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2014	3,830,000	$0.28
Granted	-	-
Vested	-	-

Unvested, March 31, 2015	3,830,000	$0.28

As of March 31, 2015, there was $44,359 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.32 years as of March 31, 2015.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Deferred income tax assets:

Net operating loss carryforward	$12,331,716	$11,932,233
Option compensation	1,893,770	1,906,018
Property, plant & equipment	879,032	841,689
Exploration costs	470,201	478,937
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	15,810,037	15,394,195
Less: valuation allowance	(10,319,661)	(9,902,688)

Net deferred income tax assets	5,490,376	5,491,507

Deferred income tax liabilities:

Unrealized gain on investments	(1,819)	(2,950)
Acquisition related liabilities	(5,488,557)	(5,488,557)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2015 and December 31, 2014, respectively.

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

A reconciliation of the tax provision for the quarters ended March 31, 2015 and 2014 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31,	March 31,
	2015	2014

Income tax benefit based on statutory tax rate	$221,904	$480,274

Reconciling items:
Non-deductible items	193,938	111,789
Change in valuation allowance	(416,973)	(592,832)

Income tax expense	$(1,131)	$(769)

The Company had cumulative net operating losses of approximately $35,233,478 as of March 31, 2015 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2035.

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

The Company has a sublease agreement with a related party as further discussed in Note 11. The following table represents future base rent payments, sublease income and the net lease commitment for each of the twelve month periods ending March 31,

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2016	$51,238	$8,335	$42,903
2017	53,288	-	53,288
2018	17,993	-	17,933

	$122,519	$8,335	$114,184

Rental expense for office space was $14,629 and $14,479 for the quarters ended March 31, 2015 and 2014, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2015 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of March 31, 2015, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of March 31, 2015, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the registration statement is not effective six months after the closing date, the warrants may be exercised by means of a cashless exercise. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979. As of March 31, 2015, the Company has incurred cumulative penalties of $5,757.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2015, the Company had $2,774,910 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

10.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the quarters ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
Unrealized holding losses	$(3,230)	$(2,197)
Income tax benefit - OCI	1,131	769
Total unrealized loss, net of tax	$(2,099)	$(1,428)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS

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

The following table provides details of transactions between the Company and NMC for the quarters ended March 31, 2015 and 2014.

	March 31,	March 31,
	2015	2014

Reimbursement of expenses	$5,168	$13,437
Consulting services provided	105,000	105,000

Mineral and exploration
expense – related party	$110,168	$118,437

For the quarters ended March 31, 2015 and 2014, all NMC transactions were invoiced by DOSA. At March 31, 2015 and December 31, 2014, the Company owed DOSA $347,719 and $237,551, respectively, for NMC fees and reimbursements.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement was effective September 1, 2013, is for a two year period and requires monthly payments of $2,819 for the first year and $1,667 thereafter. Total rent income earned under this sublease agreement was $5,001 and $8,457 for the quarters ended March 31, 2015 and 2014, respectively. $3,334 was due from SMC as of March 31, 2015 and no amounts were due as of December 31, 2014.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the quarter ended March 31, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Due to related parties includes amounts due to former officers of the Company. At March 31, 2015 and December 31, 2014, the remaining amount of due to related parties was $23,290, respectively.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2015.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal year ended December 31, 2014:

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

Extension of Stock Options

Effective February 25, 2015, we extended the expiration date for certain non-qualified options granted under our 2007 Stock Incentive Plan that were set to expire during our 2015 fiscal year (the “Expiring Options”). The Expiring Options are for the purchase of up to 650,531 shares of our common stock at varying exercise prices. Our directors and executive officers own Expiring Options as follows:

		No. of	Ex.	Original	Extended
Name of Optionee	Grant Date	Options	Price	Expiry Date	Expiry Date
David Z. Strickler	8-Mar-2010	25,000	$0.82	30-Mar-2015	31-Dec-2015
David Z. Strickler	8-Mar-2010	25,000	$0.82	29-Jun-2015	31-Dec-2015
David Z. Strickler	8-Mar-2010	25,000	$0.82	29-Sep-2015	31-Dec-2015
David Z. Strickler	8-Mar-2010	25,000	$0.82	30-Dec-2015	31-Dec-2015
Douglas D.G. Birnie	22-Jul-2010	25,000	$0.75	29-Jun-2015	31-Dec-2015
Douglas D.G. Birnie	22-Jul-2010	25,000	$0.75	30-Dec-2015	31-Dec-2015
The Robert and Edna McDougal Family Trust	29-Dec-2014(1)	16,667	$0.75	29-Jun-2015	31-Dec-2015
The Robert and Edna McDougal Family Trust	29-Dec-2014(1)	16,667	$0.75	30-Dec-2015	31-Dec-2015
Mark H. Brennan	11-Aug-2009	50,000	$0.48	29-Jun-2015(2)	31-Dec-2015
Mark H. Brennan	11-Aug-2009	50,000	$0.48	29-Jun-2015	31-Dec-2015
Mark H. Brennan	11-Aug-2009	50,000	$0.48	30-Dec-2015	31-Dec-2015
Mark H. Brennan	3-Mar-2010	67,197	$0.81	2-Mar-2015	31-Dec-2015
Mark H. Brennan	22-Jul-2010	100,000	$0.53	29-Jun-2015	31-Dec-2015
Mark H. Brennan	22-Jul-2010	50,000	$0.53	29-Sep-2015	31-Dec-2015
Mark H. Brennan	22-Jul-2010	50,000	$0.53	30-Dec-2015	31-Dec-2015

Notes:
(1)	Originally granted to Robert D. McDougal on Jul. 22, 2010.
(2)	Originally expiring Dec. 30, 2014 and extended to Jun. 29, 2015 by resolutions dated effective Dec. 12, 2014.

2015 Special Warrant Offering

During March 2015, we sold a total of 18,650,000 special warrants (each a “2015 Special Warrant”) at a price of $0.20 per 2015 Special Warrant for total gross proceeds of $3,730,000 (the “2015 Special Warrant Offering”). Effective April 10, 2015, the following executive officers and directors also subscribed for 2015 Special Warrants:

Name	Position	No. of 2015 Special Warrants
Steve A. Klein	Director	100,000
Douglas D.G. Birnie	CEO, President, Secretary and Director	250,000

This represented an oversubscription of 4,000,000 2015 Special Warrants from the 15,000,000 2015 Special Warrants originally offered. The 2015 Special Warrant Offering has now been closed.

The 2015 Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, if at any time during the term of the 2015 Special Warrants, we complete a subsequent sale of shares of our common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the 2015 Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the 2015 Special Warrants. Due to this provision in the 2015 Special Warrants we list on our balance sheet a $3,207,000 non-cash current liability.

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

In April 2015, a total of 1,250,000 2015 Special Warrants were converted into Units.

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

These results and the new extraction process are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Conversion of 2014 Special Warrants

Prior to the close of business on March 31, 2015, the holders of an aggregate of 8,075,000 special warrants (the “2014 Special Warrants”) issued by us in March 2014 delivered notice of their intention to exercise their right to convert their 2014 Special Warrants into Common Stock Equivalents offered in a Subsequent Equity Financing (as those terms are defined under the terms and conditions of the 2014 Special Warrants). The converting 2014 Special Warrant Holders intend to convert their 2014 Special Warrants into the 2015 Special Warrants offered and sold by us February and March of 2015. As the subscription price for the 2014 Special Warrants and the 2015 Special Warrants were both $0.20 per special warrant, the 2014 Special Warrants will be converted into 2015 Special Warrants on a 1:1 basis without the payment of any additional consideration.

During Q1 2015, a total of 3,425,000 2014 Special Warrants were converted into units (each a “Unit”) on a 1:1 basis, including 1,600,000 2014 Special Warrants that were automatically converted into Units upon expiration of the 2014 Special Warrant Exercise Period (as defined under the terms of the 2014 Special Warrants). Each Unit issued consisted of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $0.40 per share, expiring on March 29, 2019.

Upon the conversion of the 8,075,000 2014 Special Warrants being converted into 2015 Special Warrants, no 2014 Special Warrants will remain outstanding.

2015 Executive Officer Compensation

Subsequent to the end of our first fiscal quarter, effective as of April 1, 2015, the annual independent consulting fee payable to DOSA Consulting, LLC for the services of Douglas D.G. Birnie to act as our Chief Executive Officer, President and Secretary was fixed at $70,000.

Also subsequent to the end of our first fiscal quarter, effective April 1, 2015 our Board of Directors fixed the annual cash compensation for the following executive officers as follows:

Name	Position	Annual Salary
Robert D. McDougal	Chief Financial Officer and Treasurer	$90,000
David Z. Strickler, Jr.	Chief Operating Officer	$200,000

The Board also granted non-qualified stock purchase options to those executive officers for the purchase of up to 2,500,000 shares of our common stock under our 2007 Stock Incentive Plan at a price of $0.40 per share, vesting and expiring as follows:

Number of Options to Vest
Douglas
D.G. Birnie	Robert D.	David Z.
Chief	McDougal	Strickler,		Expiration Date
Executive	Chief	Jr.	Vesting Date
Officer,	Financial	Chief
President	Officer and	Operating
and	Treasurer	Officer
Secretary
300,000	50,000	75,000	Apr. 1, 2015	Mar. 31, 2020
300,000	50,000	75,000	Jun. 30, 2015	Jun. 30, 2020
300,000	50,000	75,000	Sept. 30, 2015	Sept. 30, 2020
300,000	50,000	75,000	Dec. 31, 2015	Dec. 31, 2020
150,000	100,000	150,000

The date that the Corporation completes the re-assay of all 35 drill holes completed during the Corporation’s 2007-2010 drill programs and located within the North and South Sand Zones of the Columbus Project, provided that these options shall not vest unless(a) the re- assaying program is completed on or before Dec. 31, 2015; and (b) the average grade among all of the re-assayed drill samples is significantly greater than the average grade of the original assays for the same samples. Whether any increase in average grade is significant, and the date that the above vesting conditions have been satisfied, if at all, shall be as determined by the independent directors of the Corporation, acting reasonably.

If these options do not vest on or before Dec. 31, 2015, the expiration date for these options shall be Dec. 31, 2015. If these options vest on or before Dec. 31, 2015, the expiration date for these options shall be the 5th year anniversary of the particular vesting date.

150,000	100,000	150,000

The first date after the date of these resolutions that the closing price for the Corporation’s common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.20 per share for 20 consecutive trading days.

				The date that is the 5th year anniversary of the particular vesting date.
1,500,000	400,000	600,000	Total

Each of the options granted to the executive officers will automatically vest and become exercisable upon the occurrence of a change in control.

Independent Director Compensation

Subsequent to the end of our first fiscal quarter, effective April 1, 2015, our Board of Directors fixed the annual gross cash compensation payable to the Company’s independent directors at $12,000 each. In addition, our Board granted to our independent directors non-qualified stock options to purchase an aggregate of 1,000,000 shares of our common stock under our 2007 Stock Incentive Plan at an exercise price of $0.40 per share. The options vest, and expire, as follows:

Number of Options to Vest
Mark H. Brennan	Steven A. Klein	Vesting Date	Expiration Date
Independent Director	Independent Director
125,000	125,000	Apr. 1, 2015	Mar. 31, 2020
125,000	125,000	Jun. 30, 2015	Jun. 30, 2020
125,000	125,000	Sept. 30, 2015	Sept. 30, 2020
125,000	125,000	Dec. 31, 2015	Dec. 31, 2020
500,000	500,000	Total

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

During 2015, we intend to re-assay drill samples from the North and South Sand Zones in order to update the mineralization grade for these areas using the newly developed TPAC process. “TPAC,” involves thermal pre-treatment (TP) of the sands, followed by autoclave leaching (AC).

We have been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow. Our Phase Four drill program is currently on hold while we focus our resources on re-assaying drill samples and optimizing the TPAC process under laboratory conditions.

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

We anticipate spending approximately $3,568,000 on our exploration program and $380,000 on our capital expenditures for the Columbus Project during the twelve months ending March 31, 2016.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended March 31, 2015 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Cash	$3,220,921	$259,495

Current liabilities	$4,069,448	$1,058,816
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$16,949,645	$17,136,624

During the three months ended March 31, 2015, our liquidity position was affected by the following:

  Continued exploration stage losses of $490,141 for the quarter ended March 31, 2015.
  Gross proceeds of $3,730,000 from the sale of 2015 Special Warrants and $10,000 from the exercise of stock options.
  Current liabilities increased as a $3,207,000 derivative liability was recognized in Q1 2015 related to the 2015 Special Warrant financing.
  Significant non-cash expenses through this period included depreciation of $180,494 and stock-based expenses of $41,625.
  Purchase of property and equipment that totaled $130,170.
  Significant non-cash income included a gain of $613,950 from the change in fair value of the derivative liability related to the Special Warrant financing.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending March 31, 2016:

Columbus Project
º	Property Payments	$188,000
º	Drilling Program and Mineralization Estimates	1,996,000
º	Pilot Plant / Project Feasibility	1,384,000
	Total for Columbus Project	$3,568,000
General and Administration
	Total for General and Administration	$1,557,000
Total Expected Expenses		$5,125,000
Total Expected Capital Expenditures		$380,000
Total Expected Cash Expenditures		$5,505,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

  Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2016 will be approximately $5,505,000. As of March 31, 2015, we had cash reserves in the amount of approximately $3,221,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending March 31, 2016. In March and April 2015, we completed the sale of 19,000,000 2015 Special Warrants for total gross proceeds of $3,800,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until October 2015. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

  Our twelve month budget includes capital expenditures of $380,000; however, we do not have any purchase commitments for capital assets.

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

Operating Expenses

Mineral exploration and evaluation expenses decreased by 46% to $436,917 during the three month period March 31, 2015 from $801,795 during the three months ended March 31, 2014. The decrease was due to decreased claim maintenance fees and to reduced onsite workforce. Also, additional independent third party consulting work occurred during three months ended March 31, 2014 as compared to the same period in 2015.

Mineral exploration and evaluation expenses – related party decreased by 7% to $110,168 for the three month period ended March 31, 2015 from $118,437 for the three month period ended March 31, 2014. The decrease is due to decreased reimbursable expenses from Nanominerals Corp.

General and administrative expenses decreased by 17% to $434,612 for the three month period ended March 31, 2015 from $526,310 during the three month period ended March 31, 2014. The decrease is primarily the result of fewer options subject to vesting and reduced audit and compliance fees.

Other Income and Expenses increased by 103% to $673,181 during the three month period ended March 31, 2015 from $332,055 during the three month period ended March 31, 2014. The increase is primarily due to additional Special Warrants underlying the derivative liability and the increased stock price affecting the derivative liability amount at the end of Q1 2015.

Net Loss. The aforementioned factors resulted in a net loss of $490,141, or $0.00 per common share, for the three month period ended March 31, 2015, as compared with a net loss of $1,372,980, or $0.01 per common share, for the three month period ended March 31, 2014.

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

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2015, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,505,000 during the twelve months ending March 31, 2016 on the exploration of our Columbus Project and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. In March and April 2015, we completed the sale of 19,000,000 2015 Special Warrants for total gross proceeds of $3,800,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until October 2015. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

In 2012 there was an increase in claim maintenance fees related to association placer claims. Previously, maintenance fees for placer mineral claims were $140 per year per placer claim, with claims being up to 160 acres each. Beginning in 2012, these fees were increased to $140 for every 20 acres of a placer claim, and beginning September 1, 2014, these fees were increased again to $155 for every 20 acres. These increases effectively increased the fee for a 160 acre claim from $140 per year to $1,240.

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

During March and April 2015, we sold a total of 19,000,000 2015 Special Warrants at a price of $0.20 per 2015 Special Warrant for total gross proceeds of $3,800,000. A description of our 2015 Special Warrant Offering is provided under Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Corporate Developments.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95-1 to this report on Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(16)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(16)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(16)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(16)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(17)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(19)

Exhibit
Number	Description of Exhibit
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(19)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(19)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(19)
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (19)
10.28	Form of Special Warrant Subscription Agreement.(18)
10.29	Nanominerals Subscription Agreement.(18)
10.30	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(20)
10.31	Form of Special Warrant Subscription Agreement.(22)
10.32	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.
10.33	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal.
10.34	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr.
10.35	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan.
10.36	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(21)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(17)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(19)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.
(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed November 19, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed March 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	May 15, 2015	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 15, 2015	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)