Form 10-Q
period 2015-06-30
IRELAND INC.
filed 2015-08-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
As of August 12, 2015, the Registrant had 157,022,875 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$1,684,899	$259,495
Other receivables	6,380	6,380
Prepaid expenses	110,263	260,484

Total current assets	1,801,542	526,359

Property and equipment, net	1,239,508	1,319,506
Mineral properties	15,882,179	15,882,179
Restricted investments held for reclamation bonds	1,083,213	1,089,753
Reclamation bonds	39,520	39,719
Deposits	10,262	10,262

Total non-current assets	18,254,682	18,341,419

Total assets	$20,056,224	$18,867,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$49,187	$390,888
Accounts payable - related party	40,168	237,551
Accrued payroll and related taxes	53,982	58,637
Due to related party	23,290	23,290
Derivative liability	5,939,750	348,450

Total current liabilities	6,106,377	1,058,816

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	6,778,715	1,731,154

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 155,647,875 and 150,772,875 shares, respectively, issued and outstanding	155,646	150,771
Additional paid-in capital	66,123,721	65,626,112
Accumulated other comprehensive income	1,057	5,478
Accumulated deficit	(53,002,915)	(48,645,737)

Total stockholders' equity	13,277,509	17,136,624

Total liabilities and stockholders' equity	$20,056,224	$18,867,778

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	417,202	641,399	854,119	1,443,197
Mineral exploration and evaluation expenses - related party	117,869	120,843	228,037	239,279
General and administrative	463,033	431,468	897,692	957,777
Depreciation	190,580	235,533	371,074	470,257
Gain on asset disposal	-	-	-	(1,000)
Mineral and property holding costs	-	24,000	-	48,000

Total operating expenses	1,188,684	1,453,243	2,350,922	3,157,510

Loss from operations	(1,188,684)	(1,453,243)	(2,350,922)	(3,157,510)

Other income (expense)
Interest income	5,438	5,340	10,195	9,868
Rental income - related party	5,001	8,457	60,002	16,914
Change in derivative liability	(2,687,250)	927,699	(2,073,300)	1,248,238
Interest expense	(243)	(739)	(772)	(2,207)

Total other income (expense)	(2,677,054)	940,757	(2,003,875)	1,272,813

Loss before income taxes	(3,865,738)	(512,486)	(4,354,797)	(1,884,697)

Income tax expense	(1,250)	(1,129)	(2,381)	(1,898)

Net loss	$(3,866,988)	$(513,615)	$(4,357,178)	$(1,886,595)

Loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic and diluted	155,428,095	146,778,292	153,238,621	147,110,647

Consolidated Statements of Comprehensive Loss

Net loss	$(3,866,988)	$(513,615)	$(4,357,178)	$(1,886,595)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	(2,323)	(2,097)	(4,421)	(3,525)

Total comprehensive loss	$(3,869,311)	$(515,712)	$(4,361,599)	$(1,890,120)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808

Stock-based compensation	-	-	188,768	-	-	188,768

Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390

Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)

Exercise of special warrants	1,250,000	1,250	(1,250)			-

Unrealized loss on investments, net of $1,898 deferred tax	-	-	-	(3,525)	-	(3,525)

Net loss, June 30, 2014	-	-	-	-	(1,886,595)	(1,886,595)

Balance, June 30, 2014	147,809,542	$147,808	$65,211,764	$9,246	$(30,469,395)	$34,899,423

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	214,837	-	-	214,837

Issuance of warrants for cash, net	-	-	3,795,647	-	-	3,795,647

Issuance of shares for cash	200,000	200	9,800	-	-	10,000

Exercise of Special Warrants	4,675,000	4,675	(4,675)	-	-	-

Derivative liability	-	-	(3,518,000)	-	-	(3,518,000)

Unrealized loss on investments, net of $2,381 deferred tax	-	-	-	(4,421)	-	(4,421)

Net loss, June 30, 2015	-	-	-	-	(4,357,178)	(4,357,178)

Balance, June 30, 2015	155,647,875	$155,646	$66,123,721	$1,057	$(53,002,915)	$13,277,509

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,357,178)	$(1,886,595)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	371,074	470,257
Gain on asset disposal	-	(1,000)
Stock-based compensation	214,837	188,768
Change in derivative liability	2,073,300	(1,248,238)
Deferred income taxes	2,381	1,898

Changes in operating assets and liabilities:
Other receivables	-	(3,638)
Prepaid expenses and deposits	150,221	221,750
Accounts payable and accrued liabilities	(543,739)	(54,841)

Net cash used in operating activities	(2,089,104)	(2,311,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(291,076)	(18,211)
Proceeds from asset disposal	-	1,000
Purchase of restricted investments held for reclamation bonds	(63)	(146)

Net cash used in investing activities	(291,139)	(17,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	3,810,000	2,840,000
Financing issuance costs	(4,353)	(20,610)

Net cash provided by financing activities	3,805,647	2,819,390

NET CHANGE IN CASH	1,425,404	490,394

CASH AT BEGINNING OF PERIOD	259,495	708,371

CASH AT END OF PERIOD	$1,684,899	$1,198,765
	-

SUPPLEMENTAL INFORMATION

Interest paid	$772	$2,207

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$3,518,000	$1,951,423

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $53,001,858 as of June 30, 2015. This amount is comprised of net loss from operations of $53,002,915 and other comprehensive income of $1,057. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

There have been no changes in valuation techniques for these instruments or transfers of assets between levels for the six month periods ended June 30, 2015 or 2014.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. At June 30, 2015 and 2014, 98,426,857 and 74,979,024 stock options and warrants were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti- dilutive.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2015			December 31, 2014
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(34,940)	$26,465	$61,405	$(28,896)	$32,509
Computers and equipment	55,742	(31,202)	24,540	52,275	(26,162)	26,113
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,738,522)	187,209	2,925,731	(2,553,280)	372,451
Site equipment	2,174,454	(1,444,827)	729,627	1,886,846	(1,295,080)	591,766
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(258,333)	241,667	500,000	(233,333)	266,667

	$5,770,927	$(4,531,419)	$1,239,508	$5,479,852	$(4,160,346)	$1,319,506

Depreciation expense was $190,580 and $235,533 for quarters ended June 30, 2015 and 2014, respectively and $371,074 and $470,257 for the six month periods ended June 30, 2015 and 2014 respectively.

3.	MINERAL PROPERTIES

Mineral properties consisted of the following:

	June 30,	December 31,
	2015	2014

Columbus Project	$15,811,948	$15,811,948
DDB Claims	70,231	70,231

Ending balance	$15,882,179	$15,882,179

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

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. Reclamation bonding consists of cash bonding held with the BLM and restricted investments held by the Company. Restricted investments consist of U.S. Treasury Notes and certificates of deposit. At June 30, 2015 and December 31, 2014, obligations under cash bonding amounted to $39,520 and $39,719, respectively and restricted investments amounted to $1,083,213 and $1,089,753 respectively, and exceeded bonding requirements by $3,828 and $10,368, respectively. The Company anticipates using the excess amount for future collateral requirements.

The following is a summary of restricted investments held for reclamation bonds:

				Aggregate
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2015
US Treasury Notes	$879,553	$1,623	$-	$881,176
Certificates of deposit	202,037	-	-	202,037

Total available-for-sale securities	$1,081,590	$1,623	$-	$1,083,213

December 31, 2014
US Treasury Notes	$879,553	$8,428	$-	$887,891
Certificates of deposit	201,772	-	-	201,722

Total available-for-sale securities	$1,081,325	$8,428	$-	$1,089,753

The US Treasury Notes mature in July 2015. The Company has two certificates of deposit maturing in April 2016 and June 2016, respectively. Each certificate is set up for automatic renewal for one year periods until the Company or the financial institution elect not to renew.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of June 30, 2015 and December 31, 2014. The estimated costs were discounted using a credit adjusted risk-free rate of 4.31% and an inflation rate of 3.21% at June 30, 2015 and December 31, 2014, respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY

As further discussed in Note 5, the Company issued 14,200,000 Special Warrants (“2014 Special Warrants”) in 2014 and 19,000,000 Special Warrants (“2015 Special Warrants”) in 2015 each at a price of $0.20 per warrant.

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

As of June 30, 2015, 8,075,000 of the 2014 Special Warrants were converted into 2015 Special Warrants.

The following table sets forth the changes in the derivative liability for the six month period ended June 30, 2015 and the year ended December 31, 2014:

	June 30,	December 31,
	2015	2014

Beginning balance	$(348,450)	$-
Issuance of Special Warrants	(3,518,000)	(1,951,423)
Exercise of Special Warrants	202,500	165,628
Change in fair value	(2,275,800)	1,437,345

Ending balance	$(5,939,750)	$(348,450)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, with the following assumptions used for the six month period ended June 30, 2015 and the year ended December 31, 2014:

	June 30,	December 31,
	2015	2014

Dividend yield	-	-
Expected volatility	94.96% - 104.00%	91.07% - 137.42%
Risk-free interest rate	0.03% - 0.28%	0.04% - 0.14%
Expected life (years)	-	0.10 - 1.0

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

During the six month period ended June 30, 2015, stockholders’ equity activity consisted of the following:

2015 Special Warrant offering - The Company sold 19,000,000 2015 Special Warrants at a price of $0.20 for gross proceeds of $3,800,000.

The 2015 Special Warrants may be converted during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, the 2015 Special Warrants provide the holder the right to exchange their 2015 Special Warrants for equal participation in a subsequent equity financing. All 2015 Special Warrants outstanding at February 28, 2016 automatically convert into Units.

The 2015 Special Warrants extend for a term ending on the earlier of February 28, 2016 or the date that is one month after the Company completes a Qualified Financing, defined as any financing or number of financings for total gross proceeds of $7,000,000 or more. Total fees related to issuance of the 2015 Special Warrants amounted to $4,353.

The remaining 8,075,000 outstanding 2014 Special Warrants were exchanged for 2015 Special Warrants.

Exercise of Special Warrants – 3,425,000 and 1,250,000 of 2014 and 2015 Special Warrants, respectively, were converted into Units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019 and February 28, 2020, respectively.

Exercise of stock options – The Company received $10,000 from the exercise of 200,000 stock options.

During the six month period ended June 30, 2014, stockholders’ equity activity consisted of the following:

Issuance of Common Stock - The Company issued 1,250,000 shares of common stock from the exercise of 2014 Special Warrants.

U.S. Special Warrant Offering - The Company sold 14,200,000 2014 Special Warrants at a price of $0.20 for gross proceeds of $2,840,000.

The 2014 Special Warrants were convertible during their term, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019. Alternatively, the 2014 Special Warrants provide the holder the right to exchange their Special Warrants for equal participation in a subsequent equity financing. All Special Warrants outstanding on March 31, 2015 automatically converted into Units. Total fees related to the issuance of Special Warrants amounted to $20,610.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Private Placement Offering to NMC - The Company entered into a subscription agreement effective March 25, 2014 with NMC, whereby NMC has agreed to purchase units (each a “Unit”) of the Company for an aggregate subscription price of $300,000 on or before August 15, 2014. The total number of Units to be sold to NMC on closing will be based upon a per Unit purchase price equal to the greater of $0.20 per unit or the average closing price over the ten trading days immediately prior to the closing date. Each Unit will consist of one share of common stock and one warrant exercisable for one additional share of common stock at a price equal to 200% of the per Unit purchase price, expiring March 29, 2019. On August 15, 2014, the Company completed the sale of 1,333,333 Units to NMC at a purchase price of $0.225.

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

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors to purchase common stock at June 30, 2015:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

22,572,827	$0.75	December 2015
12,069,099	0.80	December 2015
25,825,000*	0.20	February 2016
8,896,901	0.95	November 2016
6,125,000	0.40	March 2019
1,333,333	0.45	March 2019
1,250,000	0.40	February 2020

78,072,160

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2015, the Company had granted 17,496,916 options under the Plan with a weighted average exercise price of $0.47 per option. As of June 30, 2015, 15,554,697 options were outstanding.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At June 30, 2015, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the six month period ended June 30, 2015:

Dividend yield	-
Expected volatility	71.55 - 165.7%
Risk-free interest rate	0.02 – 1.32%
Expected life (years)	0.10 – 4.25

Inputs used in these models are determined as follows:

1.

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the option pricing models. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s models.

2.	The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo-Trinomial Lattice model.

3.	Volatility is based on the average historical volatility levels of a representative peer group or the Company’s common stock depending on the life of the options.

4.	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero- coupon issues over the equivalent contractual lives of the options.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

During the six month period ended June 30, 2015, the Company stock based compensation activity was as follows:

a)

On April 1, 2015, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 400,000 shares of common stock at an exercise price of $0.40 per option. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

b)

On April 1, 2015, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 400,000 shares of common stock at an exercise price of $0.40 per option. The options vest upon the Company’s stock price achieving defined targets. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. Each of the options will automatically vest and become exercisable upon the occurrence of a change in control.

c)

On April 1, 2015, the Company granted non-qualified stock options to the Company’s independent directors and certain executive officers under the Plan for an aggregate of 2,700,000 shares of common stock at an exercise price of $0.40 per option. The options vest 25% each on April 1, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The options expire on the fifth anniversary of the date that they vest. The options will automatically vest and become exercisable upon the occurrence of a change in control.

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

During the six month period ended June 30, 2014, the Company stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $173,211 and $85,257 for the quarters ended June 30, 2015 and 2014, respectively and $214,837 and $188,768 for the six month periods ended June 30, 2015 and 2014, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2015:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2014	17,054,697	$0.32	$0.58	3.17
Options/warrants granted	3,500,000	0.15	0.40	5.70
Options/warrants exercised	(200,000)	0.38	0.05	-
Options/warrants expired	-	-	-	-
Options/warrants cancelled	-	-	-	-

Outstanding, June 30, 2015	20,354,697	$0.29	$0.56	3.21	$1,296,800

Exercisable, June 30, 2015	14,374,697	$0.39	$0.73	1.95	$1,110,100

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2014	3,830,000	$0.28
Granted	3,500,000	0.15
Vested	(1,350,000)	0.15

Unvested, June 30, 2015	5,980,000	$0.23

As of June 30, 2015, there was $404,112 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.0 years as of June 30, 2015.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Deferred income tax assets:

Net operating loss carryforward	$12,585,804	$11,932,233
Option compensation	1,954,394	1,906,018
Property, plant & equipment	914,836	841,689
Exploration costs	481,418	478,937
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	16,171,770	15,394,195
Less: valuation allowance	(10,682,644)	(9,902,688)

Net deferred income tax assets	5,489,126	5,491,507

Deferred income tax liabilities:

Unrealized gain on investments	(569)	(2,950)
Acquisition related liabilities	(5,488,557)	(5,488,557)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to certain option compensation, asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2015 and December 31, 2014, respectively.

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

A reconciliation of the tax provision for the quarters ended June 30, 2015 and 2014 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2015	2014

Income tax benefit based on statutory tax rate	$(1,303,109)	$(179,370)

Reconciling items:
Non-deductible items	941,376	(324,678)
Change in valuation allowance	362,983	505,177

Income tax expense	$1,250	$1,129

A reconciliation of the tax expense (benefit) for the six month periods ended June 30, 2015 and 2014 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30,	June 30,
	2015	2014

Income tax expense (benefit) based on statutory tax rate	$1,525,013	$(659,644)

Reconciling items:
Non-deductible items	(747,438)	(436,467)
Change in valuation allowance	(779,956)	1,098,009

Income tax expense	$2,381	$1,898

The Company had cumulative net operating losses of approximately $35,959,445 as of June 30, 2015 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2035.

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

	Minimum
	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

2016	$51,737	$3,334	$48,403
2017	53,807	-	53,807
2018	4,498	-	4,498

	$110,042	$3,334	$106,708

Rental expense for office space was $14,629 and $14,242 for the quarters ended June 30, 2015 and 2014, respectively and $29,257 and $28,721 for the six month periods ended June 30, 2015 and 2014, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2016 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution which is included in “restricted investments held for reclamation bonds” on the balance sheet. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2015, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of June 30, 2015, no milestones have been reached for which a bonus was due or paid.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of June 30, 2015, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of June 30, 2015, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2015, the Company had $1,215,465 in excess of FDIC insured limits.

Concentration of activity - The Company currently utilizes a metallurgical consulting firm to perform significant portions of its exploration work programs. A change in the lead metallurgical consulting firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

10.	OTHER COMPREHENSIVE LOSS

The tax effects of each component of comprehensive loss for the quarters ended June 30, 2015 and 2014 were as follows:

	June 30, 2015	June 30, 2014
Unrealized holding losses	$(3,573)	$(3,226)
Income tax benefit	1,250	1,129
Total unrealized loss, net of tax	$(2,323)	$(2,097)

The tax effects of each component of comprehensive loss for the six month periods ended June 30, 2015 and 2014 were as follows:

	June 30, 2015	June 30, 2014
Unrealized holding losses	$(6,803)	$(5,423)
Income tax benefit	2,382	1,898
Total unrealized loss, net of tax	$(4,421)	$(3,525)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Services provided by NMC are coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA.

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 27.3% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2015 and 2014.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Reimbursement of expenses	$12,869	$15,843	$18,037	$29,279
Consulting services provided	105,000	105,000	210,000	210,000

Mineral and exploration expense – related party	$117,869	$120,843	$228,037	$239,279

For the three and six month periods ended June 30, 2015 and 2014, all NMC transactions were invoiced by DOSA. At June 30, 2015 and December 31, 2014, the Company owed DOSA $40,168 and $237,551, respectively, for NMC fees and reimbursements.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space under a sublease agreement to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. The sublease agreement expires on August 31, 2015 and requires monthly payments of $1,667. Total rent income earned under this sublease agreement was $5,001 and $8,457 for the three month periods ended June 30, 2015 and 2014, respectively and $10,002 and $16,914 for the six month periods ended June 30, 2015 and 2014, respectively. No amounts were due from SMC as of June 30, 2015 or December 31, 2014.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the six month period ended June 30, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Due to related parties includes amounts due to former officers of the Company. At June 30, 2015 and December 31, 2014, the remaining amount of due to related parties was $23,290, respectively.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended March 31, 2015:

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

The 2015 Special Warrants extend for a term ending on the earlier of (i) February 28, 2016; and (ii) the date that is one month after we complete any transaction or number of transactions involving the sale of our common stock or other securities convertible, exchangeable or exercisable for our common stock that results in our receiving total gross proceeds of $7,000,000 or more. The 2015 Special Warrants may be converted during their term at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, if at any time during the term of the 2015 Special Warrants, we complete a subsequent sale of shares of our common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder may, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the 2015 Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the 2015 Special Warrants. Due to this provision in the 2015 Special Warrants, we list on our balance sheet a $5,939,750 non-cash current liability.

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

2015 Executive Officer Compensation

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

The date that the Corporation completes the re-assay of all 35 drill holes completed during the Corporation’s 2007-2010 drill programs and located within the North and South Sand Zones of the Columbus Project, provided that these options shall not vest unless (a) the re- assaying program is completed on or before

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

PLAN OF OPERATIONS

During the next six months, we intend to proceed with our exploration program for the Columbus Project.

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

Additional autoclave leaching equipment has been acquired and installed to expedite the reassaying program. Recent work has been focused on defining and optimizing the parameters of the thermal pre-treatment. The goal of this work is to enable consistent results from the testing.

We have also been granted the permit for our Phase Four drill program, which will consist of 31 drill holes to a depth of at least 200 feet. The drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the tonnage contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow. Our Phase Four drill program is currently on hold while we focus our resources on re-assaying drill samples and optimizing the TPAC process under laboratory conditions.

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

We anticipate spending approximately $3,618,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending June 30, 2016.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended June 30, 2015 included in this Quarterly Report on Form 10-Q.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, accrued reclamation and remediation costs and realizability of deferred tax assets and derivative liabilities. Actual results could differ from those estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Cash	$1,684,899	$259,495

Current liabilities	$6,106,377	$1,058,816
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$13,277,509	$17,136,624

During the six months ended June 30, 2015, our liquidity position was affected by the following:

•	Continued exploration stage losses of $4,357,178 for the six months ended June 30, 2015.
•	Gross proceeds of $3,800,000 from the sale of 2015 Special Warrants and $10,000 from the exercise of stock options.
•	Significant non-cash expenses through this period included depreciation of $371,074 and stock-based expenses of $214,837 and loss on the value of the derivative liability of $2,073,300.
•	Purchase of property and equipment that totaled $291,076.
•	Current liabilities were increased by the change in our derivative liability from $348,450 at year end to $5,939,750 at quarter end. The increase was driven by more warrants underlying the derivative and to our higher stock price.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending June 30, 2016:

Columbus Project
• Property Payments	$188,000
• Drilling Program and Mineralization Estimates	2,046,000
• Pilot Plant / Project Feasibility	1,384,000
Total for Columbus Project	$3,618,000
General and Administration
Total for General and Administration	$1,557,000
Total Expected Expenses	$5,175,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$5,375,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through June 30, 2016 will be approximately $5,375,000. As of June 30, 2015, we had cash reserves in the amount of approximately $1,684,900. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending June 30, 2016. In March and April 2015, we completed the sale of 19,000,000 2015 Special Warrants for total gross proceeds of $3,800,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until October 2015. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

Six Month period ended June 30, 2015 and 2014.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 41% to $854,119 during the six-month period ended June 30, 2015 from $1,443,197 during the six month period ended June 30, 2014. The decrease was due to metallurgical work performed by a third party consultant in 2014 as well as reduced salary and site expenses. In addition, there was a decrease in claim maintenance fees.

Mineral exploration and evaluation expenses – related party decreased by 5% to $228,037 for the six-month period ended June 30, 2015 from $239,279 during the six-month period ended June 30, 2014. The decrease is due to reduced reimbursable metallurgy and travel expenses paid to Nanominerals in 2014.

General and administrative expenses decreased 6% to $897,692 during the six-month period ended June 30, 2015 from $957,777 during the six-month period ended June 30, 2014. General and administrative expenses decreased primarily as a result of a decrease in salary expenses as well as a decrease in legal and accounting fees.

Other income and (expenses) decreased by 257% to ($2,003,875) during the six month period ended June 30, 2015 from $1,272,813 during the six month period ended June 30, 2014. The decrease is primarily due to additional Special Warrants underlying the derivative liability and the increased stock price affecting the derivative liability valuation at the end of Q2 2015.

Income tax benefit increased by 25% to expense of $2,381 during the six-month period ended June 30, 2015 from a benefit of $1,898 during the six month period ended June 30, 2014.

Net Loss. The aforementioned factors resulted in a net loss of $4,357,178, or $0.03 per common share, for the six month period ended June 30, 2015, as compared with a net loss of $1,886,595, or $0.01 per common share, for the six month period ended June 30, 2014.

Three Month period ended June 30, 2015 and 2014.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 35% to $417,202 during the three month period ended June 30, 2015 from $641,399 during the three months ended June 30, 2014. The decrease was due to decreased claim maintenance fees and to reduced onsite workforce.

Mineral exploration and evaluation expenses – related party decreased by 2% to $117,869 for the three month period ended June 30, 2015 from $120,843 for the three month period ended June 30, 2014. The decrease is due to decreased reimbursable expenses incurred by Nanominerals Corp.

General and administrative expenses increased by 7% to $463,033 for the three month period ended June 30, 2015 from $431,468 during the three month period ended June 30, 2014. The increase is due to additional stock based compensation recognized related to the April 2015 option grants, partially offset by a decrease in administrative salary expenses.

Other Income (Expenses) decreased by 385% to ($2,677,054) during the three month period ended June 30, 2015 from $940,757 during the three month period ended June 30, 2014. The decrease is primarily due to additional Special Warrants underlying the derivative liability and the increased stock price affecting the derivative liability valuation at the end of Q2 2015.

Net Loss. The aforementioned factors resulted in a net loss of $3,866,988 or $0.02 per common share, for the three month period ended June 30, 2015, as compared with a net loss of $513,615, or $0.00 per common share, for the three month period ended June 30, 2014.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2015, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $5,375,000 during the twelve months ending June 30, 2016 on the exploration of our Columbus Project and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. In March and April 2015, we completed the sale of 19,000,000 2015 Special Warrants for total gross proceeds of $3,800,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until October 2015. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)

Exhibit Number	Description of Exhibit
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(16)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(16)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(16)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(16)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(17)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(19)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(19)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(19)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(19)
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (19)
10.28	Form of Special Warrant Subscription Agreement.(18)
10.29	Nanominerals Subscription Agreement.(18)
10.30	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(20)
10.31	Form of Special Warrant Subscription Agreement.(22)
10.32	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(23)
10.33	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal.(23)
10.34	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr.(23)
10.35	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan.(23)
10.36	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein.(23)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(21)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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
(23) Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	August 14, 2015	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 14, 2015	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)