Form 10-Q
period 2015-09-30
IRELAND INC.
filed 2015-11-16
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
As of November 9, 2015, the Registrant had 158,697,875 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

 IRELAND INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$774,396	$259,495
Other receivables	977	6,380
Prepaid expenses	240,951	260,484

Total current assets	1,016,324	526,359

Property and equipment, net	1,158,412	1,319,506
Mineral properties	15,882,179	15,882,179
Reclamation bonds	1,121,146	1,129,472
Deposits	10,262	10,262

Total non-current assets	18,171,999	18,341,419

Total assets	$19,188,323	$18,867,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$114,773	$390,888
Accounts payable - related party	40,168	237,551
Accrued payroll and related taxes	52,691	58,637
Due to related party	23,290	23,290
Derivative liability	-	348,450

Total current liabilities	230,922	1,058,816

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	903,260	1,731,154

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 158,397,875 and 150,772,875 shares, respectively, issued and outstanding	158,396	150,771
Additional paid-in capital	66,293,524	65,626,112
Accumulated other comprehensive income	-	5,478
Accumulated deficit	(48,166,857)	(48,645,737)

Total stockholders' equity	18,285,063	17,136,624

Total liabilities and stockholders' equity	$19,188,323	$18,867,778

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-
Operating expenses
Mineral exploration and evaluation expenses	445,496	534,757	1,299,614	1,978,144
Mineral exploration and evaluation expenses - related party	105,880	105,000	333,917	344,279
General and administrative	471,651	391,447	1,369,345	1,349,035
Depreciation	88,485	236,069	459,560	706,326
Gain on asset disposal	-	-	-	(1,000)
Mineral and property holding costs	-	58,000	-	106,000
Abandonment of mineral rights	-	16,245,954	-	16,245,954

Total operating expenses	1,111,512	17,571,227	3,462,436	20,728,738

Loss from operations	(1,111,512)	(17,571,227)	(3,462,436)	(20,728,738)

Other income (expense)
Interest income	3,322	4,774	13,518	14,642
Rental income - related party	5,068	7,305	65,070	24,219
Change in derivative liability	5,939,750	66,045	3,866,450	1,314,283
Interest expense	-	(83)	(772)	(2,289)

Total other income (expense)	5,948,140	78,041	3,944,266	1,350,855

Income (loss) before income taxes	4,836,628	(17,493,186)	481,830	(19,377,883)

Income tax expense	(569)	(746)	(2,950)	(2,644)

Net income (loss)	$4,836,059	$(17,493,932)	$478,880	$(19,380,527)

Income (loss) per common share - basic	$0.03	$(0.12)	$0.00	$(0.13)

Income (loss) per common share - dilutive	$0.03	$(0.12)	$0.00	$(0.13)

Weighted average common shares outstanding -

Basic	156,709,016	148,577,078	154,408,131	147,604,829

Dilutive	185,822,875	148,577,078	179,546,318	147,604,829

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$4,836,059	$(17,493,932)	$478,880	$(19,380,527)

Other comprehensive income (loss) Unrealized loss on investments, net of deferred tax	(1,057)	(1,385)	(5,478)	(4,910)

Total comprehensive income (loss)	$4,835,002	$(17,495,317)	$473,402	$(19,385,437)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808

Stock-based compensation	-	-	245,281	-	-	245,281

Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390

Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)

Exercise of special warrants	1,250,000	1,250	(1,250)	-	-	-

Issuance of shares for cash, net	1,513,333	1,513	307,487	-	-	309,000

Unrealized loss on investments, net of $2,644 deferred tax	-	-	-	(4,910)	-	(4,910)

Net loss, September 30, 2014	-	-	-	-	(19,380,527)	(19,380,527)

Balance, September 30, 2014	149,322,875	$149,321	$65,575,764	$7,861	$(47,963,327)	$17,769,619

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	387,390	-	-	387,390

Issuance of warrants for cash, net	-	-	3,795,647	-	-	3,795,647

Issuance of shares for cash	200,000	200	9,800	-	-	10,000

Exercise of Special Warrants	7,425,000	7,425	(7,425)	-	-	-

Derivative liability	-	-	(3,518,000)	-	-	(3,518,000)

Unrealized loss on investments, net of $2,950 deferred tax	-	-	-	(5,478)	-	(5,478)

Net income, September 30, 2015	-	-	-	-	478,880	478,880

Balance, September 30, 2015	158,397,875	$158,396	$66,293,524	$-	$(48,166,857)	$18,285,063

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$478,880	$(19,380,527)
Adjustments to reconcile income (loss) from operations to net cash used in operating activities:
Depreciation	459,560	706,326
Gain on asset disposal	-	(1,000)
Abandonment of mineral rights		16,245,954
Stock-based compensation	387,390	245,281
Change in derivative liability	(3,866,450)	(1,314,283)
Deferred income taxes	2,950	2,644

Changes in operating assets and liabilities:
Other receivables	5,403	(7,115)
Prepaid expenses and deposits	19,533	161,770
Reclamation bonds and other deposits	(101)	1,987
Accounts payable and accrued liabilities	(479,444)	78,943

Net cash used in operating activities	(2,992,279)	(3,260,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(298,467)	(28,945)
Proceeds from asset disposal	-	1,000

Net cash used in investing activities	(298,467)	(27,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	3,810,000	3,149,000
Financing issuance costs	(4,353)	(20,610)

Net cash provided by financing activities	3,805,647	3,128,390

NET CHANGE IN CASH	514,901	(159,575)

CASH AT BEGINNING OF PERIOD	259,495	708,371

CASH AT END OF PERIOD	$774,396	$548,796
	-

SUPPLEMENTAL INFORMATION

Interest paid	$772	$2,289

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$3,518,000	$1,951,423

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $48,166,857 as of September 30, 2015. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Columbus Minerals Inc. (“CMI”) (including its wholly-owned single-member LLC subsidiary, Columbus Salt Marsh LLC (“CSM”)) and Rand Metals LLC (“Rand”). Intercompany accounts and transactions have been eliminated.

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

Reclassification – Certain prior year and prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of 2015, the Company’s U.S. Treasury Notes and certificates of deposit were reclassified as reclamation bonds on the consolidated balance sheet. Previously, such investments had been classified as restricted investments held for reclamation bonds. The corresponding reclassifications have also been made to the consolidated statement of cash flows for the nine month period ended September 30, 2014. This change in classification does not materially affect previously reported cash flows from operations or from financing activities and had no effect on the previously reported consolidated statement of operations for any period.

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

The Company’s financial instruments consist of a derivative liability. The Company calculates the fair value of its derivative liability using the Binomial Lattice model, a level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in valuation techniques or transfers of assets between levels for the nine month periods ended September 30, 2015 or 2014.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 70,889,357 and 76,154,857 stock options and warrants were outstanding at September 30, 2015 and 2014, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. The Company has evaluated all of the recent accounting pronouncements and unless otherwise discussed, believes they will not have a material effect on the financial statements.

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The ASU is effective for interim and annual periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for interim and annual periods ending after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015			December 31, 2014
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(37,962)	$23,443	$61,405	$(28,896)	$32,509
Computers and equipment	57,785	(33,848)	23,937	52,275	(26,162)	26,113
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,748,414)	177,317	2,925,731	(2,553,280)	372,451
Site equipment	2,179,803	(1,505,255)	674,548	1,886,846	(1,295,080)	591,766
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(270,833)	229,167	500,000	(233,333)	266,667

	$5,778,319	$(4,619,907)	$1,158,412	$5,479,852	$(4,160,346)	$1,319,506

Depreciation expense was $88,485 and $236,069 for quarters ended September 30, 2015 and 2014, respectively and $459,560 and $706,326 for the nine month periods ended September 30, 2015 and 2014 respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES

Mineral properties consisted of the following:

	September 30,	December 31,
	2015	2014

Columbus Project	$15,811,948	$15,811,948
DDB Claims	70,231	70,231

Ending balance	$15,882,179	$15,882,179

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

Reclamation Bonds - The Company maintains required reclamation bonding with the BLM. As of September 30, 2015 and December 31, 2014, reclamation bonding amounted to $1,121,146 and $1,129,472, respectively.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of September 30, 2015 and December 31, 2014. The estimated costs were discounted using a credit adjusted risk-free rate of 4.31% and an inflation rate of 3.21% at September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, 8,075,000 of the 2014 Special Warrants were converted into 2015 Special Warrants.

The following table sets forth the changes in the derivative liability for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
	2015	2014

Beginning balance	$(348,450)	$-
Issuance of Special Warrants	(3,518,000)	(1,951,423)
Exercise of Special Warrants	505,000	165,628
Change in fair value	3,361,450	1,437,345

Ending balance	$-	$(348,450)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, with the following assumptions used for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
	2015	2014

Dividend yield	-	-
Expected volatility	94.96% - 104.00%	91.07% - 137.42%
Risk-free interest rate	0.08% - 0.28%	0.04% - 0.14%
Expected life (years)	-	0.10 - 1.0

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

During the nine month period ended September 30, 2015, stockholders’ equity activity consisted of the following:

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

The remaining 8,075,000 outstanding 2014 Special Warrants were exchanged for 2015 Special Warrants.

Exercise of Special Warrants – 3,425,000 and 4,000,000 of 2014 and 2015 Special Warrants, respectively, were converted into Units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019 and February 28, 2020, respectively.

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

Issuance of Common Stock - The Company issued 1,250,000 shares of common stock from the exercise of 2014 Special Warrants and 180,000 shares of common stock from the exercise of stock options for aggregate gross proceeds of $9,000.

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

	January	April 28,	May 5,	July 17,
	15, 2014	2014	2014	2014
Risk-free interest rate	0.04%	0.015%	0.01%	0.06%
Expected volatility	58.97%	85.93%	81.21%	112.00%
Expected life (years)	0.30	0.20	0.10	0.40
Fair value	$ -	$ -	$ -	$ -

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

	May 5, 2014	July 17, 2014
Risk-free interest rate	0.03%	0.02%
Expected volatility	97.58%	65.52%
Expected life (years)	0.20	0.20
Fair value	$ -	$ -

Subsequent to September 30, 2014, all of these warrants were further extended to December 31, 2015.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors to purchase common stock at September 30, 2015:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

22,572,827	$0.75	December 2015
12,069,099	0.80	December 2015
23,075,000*	0.20	February 2016
8,896,901	0.95	November 2016
6,125,000	0.40	March 2019
1,333,333	0.45	March 2019
4,000,000	0.40	February 2020

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2015, the Company had granted 17,496,916 options under the Plan with a weighted average exercise price of $0.47 per option. 15,442,197 options were outstanding as of September 30, 2015.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At September 30, 2015, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

For service-based and performance-based stock option grants, the Company utilizes the Binomial Lattice pricing model to estimate the fair values of options and warrants granted in exchange for services. For market-based stock option grants, the Company utilizes a combination of a Monte Carlo simulation and a Trinomial Lattice function to estimate the fair values of options in exchange for services. The Company used the following assumptions to estimate the fair values of the options granted for the nine month period ended September 30, 2015:

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

During the nine month period ended September 30, 2015, the Company’s stock based compensation activity was as follows:

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

During the nine month period ended September 30, 2014, the Company’s stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $172,553 and $56,514 for the quarters ended September 30, 2015 and 2014, respectively and $387,390 and $245,281 for the nine month periods ended September 30, 2015 and 2014, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2015:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2014	17,054,697	$0.32	$0.58	3.17
Options/warrants granted	3,500,000	0.15	0.40	5.94
Options/warrants exercised	(200,000)	0.38	0.05	-
Options/warrants expired	(112,500)	0.36	0.80	-
Options/warrants cancelled	-	-	-	-

Outstanding, September 30, 2015	20,242,197	$0.29	$0.55	3.06	$310,800

Exercisable, September 30, 2015	14,937,197	$0.38	$0.70	1.87	$310,800

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2014	3,830,000	$0.28
Granted	3,500,000	0.15
Vested	(2,025,000)	0.15

Unvested, September 30, 2015	5,305,000	$0.24

As of September 30, 2015, there was $231,559 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.86 years as of September 30, 2015.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Deferred income tax assets:

Net operating loss carryforward	$12,971,007	$11,932,233
Option compensation	2,000,633	1,906,018
Property, plant & equipment	917,442	841,689
Exploration costs	417,558	478,937
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	16,541,958	15,394,195
Less: valuation allowance	(11,053,401)	(9,902,688)

Net deferred income tax assets	5,488,557	5,491,507

Deferred income tax liabilities:

Unrealized gain on investments	-	(2,950)
Acquisition related liabilities	(5,488,557)	(5,488,557)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for deferred tax assets related to asset retirement obligations and net operating loss carryforwards due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2015 and December 31, 2014, respectively.

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company’s deferred tax liabilities are depletable. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The Company assesses both positive and negative evidence to determine whether it is more likely than not that such reversal will occur to realize the deferred tax assets prior to their expiration.

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

A reconciliation of the tax provision for the quarters ended September 30, 2015 and 2014 at U.S federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2015	2014

Income tax expense (benefit) based on statutory tax rate	$1,693,655	$(6,122,615)
Reconciling items:
Non-deductible items	(2,063,843)	(1,575)
Change in valuation allowance	370,757	6,124,936

Income tax expense	$569	$746

A reconciliation of the tax provision for the nine month periods ended September 30, 2015 and 2014 at US federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2015	2014

Income tax expense (benefit) based on statutory tax rate	$168,642	$(6,782,259)
Reconciling items:
Non-deductible items	(1,316,405)	(438,042)
Change in valuation allowance	1,150,713	7,222,945

Income tax expense	$2,950	$2,644

The Company had cumulative net operating losses of approximately $37,060,026 as of September 30, 2015 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2035.

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

The lease requires for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748.

The following table represents future base rent payments for each of the twelve month periods ending September 30,

Minimum
Lease
Commitment

2016	$52,250
2017	44,983
Thereafer	-

$97,233

Rental expense for office space was $14,629 and $16,700 for the quarters ended September 30, 2015 and 2014, respectively and $43,886 and $45,420 for the nine month periods ended September 30, 2015 and 2014, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2016 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2015, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of September 30, 2015, no milestones have been reached for which a bonus was due or paid.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of September 30, 2015, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of September 30, 2015, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2015, the Company had $519,468 in excess of FDIC insured limits.

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

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 26.7% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Reimbursement of expenses	$880	$-	$18,917	$29,279
Consulting services provided	105,000	105,000	315,000	315,000

Mineral and exploration expense – related party	$105,880	$105,000	$333,917	$344,279

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS (continued)

At September 30, 2015 and December 31, 2014, the Company owed DOSA $40,168 and $237,551, respectively, for NMC fees and reimbursements.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to-month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $5,068 and $7,305 for the three month periods ended September 30, 2015 and 2014, respectively and $15,070 and $24,219 for the nine month periods ended September 30, 2015 and 2014, respectively. No amounts were due from SMC as of September 30, 2015 or December 31, 2014.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the nine month period ended September 30, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Due to related parties includes amounts due to former officers of the Company. At September 30, 2015 and December 31, 2014, the remaining amount of due to related parties was $23,290, respectively.

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

RECENT CORPORATE DEVELOPMENTS

There were no significant corporate developments from the beginning of our September 30, 2015 fiscal quarter to the filing of this Quarterly Report on Form 10-Q.

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

During the last quarter of 2015, we intend to re-start the pilot plant and then, if successful, to begin re- assaying drill samples from the North and South Sand Zones in order to update the mineralization grade for these areas using the recently modified and updated “TPAC” process. “TPAC” involves thermal pre- treatment (TP) of the sands, followed by autoclave and/or open vessel leaching (AC). The TPAC process is the main process which liberates the gold into the pregnant leach solution (PLS). Many proprietary extraction processes have been tested on lab scale samples (0.2-2 kg) of the TPAC-PLS over the last several months. Lab scale work has been sufficiently encouraging to warrant gold extraction test work on larger samples (0.5-5 ton) processed through the slightly modified on site pilot plant. The pilot plant test work is currently underway.

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

Over the past six months we have completed hundreds of laboratory extraction tests which have led to slight modifications of the TPAC process for PLS and caused the gold extraction from the PLS to be improved enough to warrant larger scale testing. The next step, before re-assaying the drill holes, is to determine if these lab processes are scalable on larger (0.5-5 ton) pilot plant runs. Pilot plant runs, with slight modifications to the circuit, are already underway. Results will be available as work progresses.

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

We anticipate spending approximately $2,835,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending September 30, 2016.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended September 30, 2015 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at September 30, 2015 and December 31, 2014:

	September 30,
	2015	December 31, 2014

Cash	$774,396	$259,495

Current liabilities	$230,922	$1,058,816
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$18,285,063	$17,136,624

During the nine months ended September 30, 2015, our liquidity position was affected by the following:

•	We received gross proceeds of $3,800,000 from the sale of 2015 Special Warrants and $10,000 from the exercise of stock options.
•	The proceeds received from equity transactions allowed us to purchase equipment totaling $298,467, pay down accounts payable by $479,444 and pay BLM claim maintenance fees of $187,807.
•	Continued work on our technical program and general and administrative activities consumed approximately $2,300,000.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending September 30, 2016:

Columbus Project
• Property Payments	$188,000
• Drilling Program and Mineralization Estimates	1,228,000
• Pilot Plant / Project Feasibility	1,419,000
Total for Columbus Project	$2,835,000
General and Administration
Total for General and Administration	$1,555,000
Total Expected Expenses	$4,390,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$4,590,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through September 30, 2016 will be approximately $4,590,000. As of September 30, 2015, we had cash reserves in the amount of approximately $774,000. Our current financial resources are not expected to be sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending September 30, 2016. In March and April 2015, we completed the sale of 19,000,000 2015 Special Warrants for total gross proceeds of $3,800,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until November 2015. We will require additional financing to complete our exploration plans. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

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

Nine Month period ended September 30, 2015 and 2014.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 34% to $1,299,614 during the nine-month period ended September 30, 2015 from $1,978,144 during the nine month period ended September 30, 2014. The decrease was due to reduced claim maintenance fees, reduced operating expenses and metallurgical work performed by a third party consultant in 2014.

Mineral exploration and evaluation expenses – related party decreased by 3% to $333,917 for the nine-month period ended September 30, 2015 from $344,279 during the nine-month period ended September 30, 2014. The decrease is due to reduced reimbursable metallurgy and travel expenses paid to Nanominerals in 2015.

General and administrative expenses increased 2% to $1,369,345 during the nine-month period ended September 30, 2015 from $1,349,035 during the nine-month period ended September 30, 2014.

Abandonment of mineral rights expense of $16,245,954 was recorded in Q3 2014 (Q3 2015 $0) as an election was made not to renew 198 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims.

Other income and (expenses) increased by 192% to $3,944,266 during the nine month period ended September 30, 2015 from $1,350,855 during the nine month period ended September 30, 2014. The increase is primarily due to additional Special Warrants underlying the derivative liability and the decreased stock price affecting the derivative liability valuation at the end of Q3 2015.

Income tax benefit increased by 12% to expense of $2,950 during the nine-month period ended September 30, 2015 from an expense of $2,644 during the nine month period ended September 30, 2014.

Net Income (loss). The aforementioned factors resulted in a net income of $478,880, or $0 per common share, for the nine month period ended September 30, 2015, as compared with a net loss of $19,380,527, or $0.13 per common share, for the nine month period ended September 30, 2014.

Three Month period ended September 30, 2015 and 2014.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 17% to $445,496 during the three month period ended September 30, 2015 from $534,757 during the three months ended September 30, 2014. The decrease was due to decreased claim maintenance fees and reduced operating expenses.

Mineral exploration and evaluation expenses – related party increased by 1% to $105,880 for the three month period ended September 30, 2015 from $105,000 for the three month period ended September 30, 2014. The increase is due to increased reimbursable expenses incurred by Nanominerals.

General and administrative expenses increased by 20% to $471,651 for the three month period ended September 30, 2015 from $391,447 during the three month period ended September 30, 2014. The increase is due to additional stock based compensation recognized related to the April 2015 option grants, partially offset by a decrease in administrative salary expenses.

Abandonment of mineral rights expense of $16,245,954 was recorded in Q3 2014 (Q3 2015 $0) as an election was made not to renew 198 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims.

Other Income (Expenses) increased by 7,522% to $5,948,140 during the three month period ended September 30, 2015 from $78,041 during the three month period ended September 30, 2014. The increase is primarily due to additional Special Warrants underlying the derivative liability and the decreased stock price affecting the derivative liability valuation at the end of Q3 2015.

Net Income (loss). The aforementioned factors resulted in a net income of $4,836,059 or $0.03 per common share, for the three month period ended September 30, 2015, as compared with a net loss of $17,493,932, or $0.12 per common share, for the three month period ended September 30, 2014.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2015, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to spend approximately $4,590,000 during the twelve months ending September 30, 2016 on the exploration of our Columbus Project and the general costs of operating and maintaining our business and mineral properties. We do not currently have sufficient financial resources to pay for our anticipated expenditures for that period. In March and April 2015, we completed the sale of 19,000,000 2015 Special Warrants for total gross proceeds of $3,800,000 under our 2015 Special Warrant Offering. As a result of completing the sale of the 2015 Special Warrants, we anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until November 2015. We will require additional financing to complete our exploration plans. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated. If we are unable to obtain sufficient financing to complete our exploration plans, we will scale back our plans depending upon our existing financial resources.

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

Our shares are currently traded on the over the counter market, with quotations entered for our common stock on the OTC Pink marketplace tier under the symbol “IRLD.” However, the volume of trading in our common stock is currently limited. As a result, holders of our common stock may have difficulty selling their shares.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(15)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Mining Lease Agreement dated November 30, 2007 between DDB Syndicate and Columbus S.M., LLC.(7)
10.5	Management Employment Agreement for David Z. Strickler.(14)
10.6	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(9)
10.7	Non-Qualified Stock Option Agreement for Robert D. McDougal.(9)
10.8	Non-Qualified Stock Option Agreement for Michael A. Steele.(9)
10.9	Non-Qualified Stock Option Agreement for Mark H. Brennan.(9)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(10)
10.11	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(11)
10.12	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(12)
10.13	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(13)
10.14	Non-Qualified Stock Option Agreement for Robert D. McDougal.(13)
10.15	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(13)
10.16	Form of Securities Purchase Agreement.(15)
10.17	Form of Registration Rights Agreement.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(16)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(16)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(16)
10.21	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(16)
10.22	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(17)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(19)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(19)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(19)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(19)

Exhibit Number	Description of Exhibit
10.27	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (19)
10.28	Form of Special Warrant Subscription Agreement.(18)
10.29	Nanominerals Subscription Agreement.(18)
10.30	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(20)
10.31	Form of Special Warrant Subscription Agreement.(22)
10.32	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(23)
10.33	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal.(23)
10.34	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr.(23)
10.35	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan.(23)
10.36	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein.(23)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(21)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(14)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(17)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(19)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.
(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed November 19, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed March 4, 2015.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date:	November 16, 2015	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ Robert D. McDougal
ROBERT D. MCDOUGAL
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)