Form 10-K
period 2015-12-31
IRELAND INC.
filed 2016-04-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
$47,391,964 based on the closing price of $0.4289 on June 30, 2015 as quoted by the OTCPink Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of April 13, 2016, the Registrant had 181,472,875 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Recent Corporate Developments

The following significant corporate developments occurred after the completion of our fiscal quarter ended September 30, 2015:

Onsite Extraction Tests Begin at Columbus Project

In November 2015, we announced that the program to process large scale (1/2 ton to 1 ton) extraction tests had begun at our onsite pilot plant at the Columbus Project. The purpose of the pilot plant tests will be to demonstrate gold extraction consistency on a large scale. We intend to release the results of these tests as they become available. Prior to initiating this program, we needed to:

(1)	upgrade and complete required maintenance on the onsite analytical equipment;
(2)	design and construct processing equipment at the onsite pilot plant capable of handling 1 ton tests;
(3)	test individual equipment components to ensure no scale up problems were encountered; and
(4)	hire additional personnel to increase site productivity.

These steps were all completed in March 2016.

Extension of Stock Options

Effective December 18, 2015, our Board of Directors extended to December 31, 2016 the expiry dates of 650,531 non-qualified stock options (the “2015 Expiring Options”) granted under our 2007 Stock Incentive Plan (the “2007 Plan”). The 2015 Expiring Options were originally set to expire at various dates during 2015 and had all been previously extended to December 31, 2015.

Effective March 25, 2016, our Board of Directors extended to December 31, 2016 the expiry dates of a further 3,067,197 non-qualified stock options (the “2016 Expiring Options”) granted under our 2007 Plan. The 2016 Expiring Options were originally set to expire at various dates during 2016.

Included in the 2015 Expiring Options and the 2016 Expiring Options were options held by our executive officers and independent directors. A description of the 2015 Expiring Options and the 2016 Expiring Options held by our officers and directors is provided under Item 11 of this Annual Report on Form 10-K under “Outstanding Equity Awards at Fiscal Year End” and “Director Compensation.”

Extension of 2007, 2009, 2010, 2011 and 2012 Private Placement Warrants and Consultant Warrants

In December 2015 our Board of Directors approved an extension to the expiry date for warrants issued under certain private placements completed by us in 2007, 2009, 2010, 2011 and 2012 (including finders warrants issued by us in connection with our Spring 2012 private placement), and certain additional warrants issued to consultants for services in 2009, 2010 and 2011 (collectively, the “Expiring Warrants”). Each of the Expiring Warrants was scheduled to expire on December 31, 2015, and have now been extended to December 31, 2016, as follows:

	Maximum No. of	Exercise
	Shares Issuable on	Price per	Previous	Extended
Expiring Warrants	Exercise	Share	Expiry Date	Expiry Date
2007 Private Placement Warrants	10,160,650	$0.75	31-Dec-2015	31-Dec-2016
2009 Private Placement Warrants	6,894,677	$0.75	31-Dec-2015	31-Dec-2016
2010 Private Placement Warrants	5,517,500	$0.75	31-Dec-2015	31-Dec-2016
2011 Private Placement Warrants	2,509,099	$0.80	31-Dec-2015	31-Dec-2016
2012 Private Placement Warrants	9,560,000	$0.80	31-Dec-2015	31-Dec-2016
2012 Finders Warrants	28,000	$0.80	31-Dec-2015	31-Dec-2016
2009 Consultant Warrants	200,000	$0.55	31-Dec-2015	31-Dec-2016
2009 Consultant Warrants	300,000	$0.75	31-Dec-2015	31-Dec-2016
2010 Consultant Warrants	3,800,000	$0.75	31-Dec-2015	31-Dec-2016
2011 Consultant Warrants	500,000	$0.75	31-Dec-2015	31-Dec-2016
Total Expiring Warrants	39,469,926

Additional warrants issued by us in a brokered private placement offering completed in November 2012 were not extended as the expiry date for those options is November 30, 2016.

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

(d)	David Z. Strickler, Jr., Chief Operating Officer and Interim Chief Financial Officer, directly owns 2011 Private Placement Warrants exercisable for a maximum of 4,550 shares of common stock.

Consultant Warrants

Effective February 26, 2016, we entered into a verbal agreement with Nanominerals Corp., pursuant to which we agreed to issue to Nanominerals share purchase warrants for the purchase of up to 4,500,000 shares of our common stock, exercisable at a price of $0.40 per share for a period expiring on February 28, 2020 (the “Warrants”). The Warrants were issued to Nanominerals in consideration for consulting services previously provided to us during the year ended December 31, 2015 with respect to the exploration and the underlying mineralogy and metallurgy of our Columbus Project in Esmeralda County, Nevada.

We also issued Warrants for the purchase of an additional 450,000 shares of our common stock to certain other consultants for services provided by them during the year ended December 31, 2015.

Conversion of 2015 Special Warrants into Common Stock and Warrants

Effective February 28, 2016, a total of 21,025,000 special warrants issued by us in 2015 (the “2015 Special Warrants”) were automatically converted into units (each a “Unit”) on a 1:1 basis without the payment of any additional consideration in accordance with the terms of the 2015 Special Warrants. Each Unit consisted of one share of our common stock and one warrant entitling the holder to purchase one additional share of common stock at a price of $0.40 per share, expiring on February 28, 2020. The 21,025,000 2015 Special Warrants converted represented all of the 2015 Special Warrants that were outstanding on that date.

Appointment of David Z. Strickler as Interim CFO

Robert D. McDougal, our former Chief Financial Officer and Treasurer, passed away on January 15, 2016. Mr. McDougal had served in those capacities, and as a member of our Board of Directors, since 2007.

On April 13, 2016, David Z. Strickler, our Chief Operating Officer, was appointed as Interim CFO and Interim Treasurer. Mr. Strickler first joined our Company in March 2010 as our Vice President of Finance and Administration. In April 2015, Mr. Strickler was appointed as our Chief Operating Officer.

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

Employees

As of the date of this Annual Report, other than our officers and directors, we have seven full-time employees.

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

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2016 will be approximately $4,640,000. This amount is substantially greater than our existing financial resources. As of December 31, 2015, the date of our most recently available financial statements, we had cash reserves in the amount of $103,000. We do not currently have sufficient financial resources to pay for our anticipated expenditures for the next twelve months. We will require substantial financing to maintain our operations and mineral properties and to complete our proposed exploration programs. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated.

If we are unable to obtain significant financing in the near term, we may not be able to complete our exploration plans and our business could fail. We will scale back our exploration and business plans depending upon our existing financial resources.

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

Amounts capitalized on our balance sheet may not be reflective of fair market value.

Our long term assets at December 31, 2015 include mineral properties of $15,882,179 (2014 - $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

In order to maintain the rights to our mineral projects, we will be required to make annual filings and pay fees with federal and state regulatory authorities. Bureau of Land Management (“BLM”) claim maintenance fees for placer mineral claims are currently $155 for every 20 acres, making the claim fee $1,240 per year for a 160 acre association placer claim.

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

Contrary to popular belief, pyrometallurgical and hydrometallurgical tests on a rock sample do not determine the amount of gold or silver present in a sample. Instead, these tests report the amount of gold or silver that is extracted from the sample by the analytical method used. We have engaged in extensive research and testing to determine the best pyrometallurgical and hydrometallurgical methods for extracting gold and silver from the sands and clays present at the Columbus Project. Our research has indicated that caustic fusion (head ore, concentrates) and thiosulphate or cyanide leaching (concentrates) are effective pyrometallurgical and hydrometallurgical methods for extracting gold and silver from the Columbus Project. The pyrometallurgical and hydrometallurgical methods that were chosen by us result in the actual physical extraction of gold and silver from the tested samples.

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

We currently lease office space located at 2360 W. Horizon Ridge Parkway Suite 100, Henderson, NV 89052 at a rate of $5,057 per month.

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

On August 31, 2014, we elected to allow 198 mineral claims that previously formed part of our Columbus Project mineral property to lapse by declining to pay the BLM main ntenance fees for the abandoned claims. The abandoned claims represented the eastern portion and the southernmost portions of the Columbus Project as previously constituted, and were not a significant focus of our exploration efforts. As originally constituted, the Columbus Project was comprised of 664 mineral claims covering approximately 50,538 acres, plus an additional 80 acres of private land, for a total of 50,618 acres.

We acquired our initial interest in 73 claims (which we refer to as the “CSM Claims”) and an additional 57 claims (which we refer to as the“DDB Claims”) in 2007 from Nanominerals pursuant to an assignment by Nanominerals of its rights to the Columbus Project. In February 2008 we acquired a 100% interest in the CSM claims by merging the previous owner of the CSM Claims, Columbus Brine Inc. (“CBI”) with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition Inc. Upon completion of the merger, CBI Acquisition Inc. changed its name to Columbus Minerals Inc.

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

Each of the CSM, Ireland and DDB Claims are unpatented placer federal claims. In order to maintain these claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for 2015 and 2014 claim years totaled $187,807 and $187,797 respectively. A summary of the Columbus Project Claims is included as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2014.

ACCESS AND INFRASTRUCTURE

The Columbus Project contains an operational pilot plant, onsite laboratory, and living facilities with power supplied by generators and water from an onsite well. Water used for processing is available from existing wells located on the surrounding basin (the “Columbus Basin”). There is also a high voltage grid located near the Candelaria Mine, approximately three miles from the Columbus Project.

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

The Columbus Project is located in an area that has historically been known as a well mineralized region. A silver and gold mining operation known as the Candelaria Mine is located approximately five miles northwest of the Columbus Project. The Round Mountain project is a gold operation located approximately 60 miles northeast of the Columbus Project. The Clayton Valley Brine Project, a lithium extraction project, is located approximately 25 miles southeast of the Columbus Project. The Mineral Ridge project, a gold mining operation that achieved commercial production status in January 2012, is approximately 20 miles southwest of the Columbus Project.

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

After completion of the pilot plant testing, we intend to re-assay all drill samples from the North and South Sand Zones.. We had intended to have the reassaying of the drill samples completed in 2015. However, reassaying is being delayed as we focus on the pilot plant testing, which we believe to be more significant to the overall technical program.

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

Prior to our 2007 – 2010 drill programs, we had engaged in extensive research and testing before determining that caustic fusion (on head ore and concentrates) and thiosulphate or cyanide leaching (on concentrates) were the best pyrometallurgical and hydrometallurgical methodologies for extracting gold and silver from the refractory sands and clays that encapsulate these metals at the Columbus Project. However recent research suggests that using a thermal pre-treatment (“TP”) followed by autoclave or open vessel leaching (“AC”) may yield greater extraction results.

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

Thiosulphate leaching technology is over 100 years old. It was first used for dissolving silver from silver chloride deposits. In recent years, thiosulphate leaching has been extensively studied as an alternative to cyanide because it is an environmentally friendly, hydrometallurgical method for extracting gold and silver from ores. Barrick Gold Corporation’s Goldstrike mine in Nevada uses a thiosulfate leaching circuit that went into commercial production in 2015. Our work showed that thiosulphate leaching of head ore concentrates, followed by resin extraction, was very effective in bench and pilot scale tests conducted off site for the extraction of gold and silver, as “metal-in-hand” from materials extracted from the Columbus Project. Aqua regia and cyanide leaching tests of head ore and aqua regia leaching of concentrates had previously proved ineffective and resulted in extremely low gold and silver extraction. However, both thiosulphate and cyanide leaching of concentrates have extracted commercial values on samples extracted from the Columbus Project. It is the thiosulphate leach system that was installed at the on-site pilot plant in 2013 to determine the feasibility of leaching both the sand and clay deposits.

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

During 2014-2015, Dr. Charles A. Ager, working in conjunction with a third party mining technology firm, developed a process that we believe resolves the problems posed by the refractory minerals encapsulating the gold and silver found at the Columbus Project. This new process (“TPAC”) involves first using a thermal pre-treatment (“TP”) on the sample material, followed by autoclave or open vessel leaching (“AC”). Initial results on 100g and 500g splits taken from bulk samples extracted from a single drill hole (10S7A) in the North Sand Zone resulted in the following extractions under laboratory conditions:

______________________________

1

Nevada Bureau of Mines and Geology Open-File Report 10-1: Geochemical Sampling of Selected Playas in Nevada: Alkali Lake (Esmeralda County), Columbus Salt Marsh (Esmeralda County). Rhodes Salt Marsh (Mineral County), and Winnemucca Dry Lake (Washoe County).

Test 1: 500g (17.6oz) head sand – 0.314 opt Au (TP and AC at offsite laboratory)
Test 2: 100g (3.5oz) head sand – 0.203 opt Au (TP at Columbus, AC at offsite laboratory)

Weight Mean Average=0.296 opt Au; Average=0.259 opt Au
(See cautionary language below regarding reliance on these test results.)

These results are contrasted with 0.057 opt Au extracted from splits from the same drill hole under laboratory conditions using caustic fusion assay, and as reported in November 2015, led to our decision to re-equip and re-start the pilot plant and, if successful, then to re-assay all of our previous North and South Sand Zone drill samples to establish an updated gold grade using the TPAC method.

Originally, the TPAC process was expected to result in significantly higher material processing costs. Since then, modifications have been made to the TPAC process that are expected to lower operating costs compared to the original TPAC process, with higher gold recoveries than those achieved using the originally planned gravity concentraction followed by thiosulphate (STS) leaching process. Laboratory tests using the modified TPAC process on Columbus sands resulted in extractions of >0.25 opt Au from 100g (3.5oz) to 2500g (88.1oz) sized samples. (See cautionary language below regarding reliance on these test results.) Samples for these most recent laboratory tests were taken from the same general area as the laboratory tests for the pre-modification TPAC process. It was determined that these results were sufficiently promising to introduce the modified TPAC process to the onsite pilot plant. (See “Mining and Recovery Methodology – Installation and Testing of On-Site Leach Process”.) Onsite testing of the modified TPAC process on sample sizes between 100 lbs. to 2000 lbs. has begun and is ongoing.

Because testing of the modified TPAC process is ongoing, we have not yet determined our targeted precious metals extraction rates for this modified TPAC extraction method.

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) as Company personnel assisted in sample collection and preparation. In addition, the results of laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. The tests were also conducted under laboratory conditions and not on-site. In the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

The TPAC process was developed by Dr. Ager and a third party mining technology firm, and is proprietary to Nanominerals. Nanominerals has granted us the right to use this process at the Columbus Project.

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

The Columbus Project extraction process was originally designed to be a low cost method that consists of three steps:

1.	First, a gravity concentration circuit that processes between two and five tons of raw material to generate one ton of concentrates.
2.	Next, the concentrates are leached, then filtered and then loaded onto resins at the on-site pilot plant.
3.	The resins are then ashed to determine the quantity of gold and silver recovered.

This process was designed around extensive offsite laboratory testing that successfully extracted gold from samples taken from the North Sand Zone in excess of our targeted extraction rate. However, when installed and operated onsite, the process was not able to reach our then targeted extraction rate.

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

__________________________________

2	AuE opt = Au opt + Ag/55 opt

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

The gravity concentration circuit was checked by shipping bulk concentrates produced at the Columbus pilot plant to offsite facilities for thiosulphate leaching and resin extraction. These tests produced 1.1134 oz. Au and 3.4814 oz. Ag from 24 tons of head ore extracted from the 10S3A drill hole in the North Sand Zone for a calculated extractable head grade of 0.046 opt Au and 0.143 opt Ag. These results indicated that the gold extraction problems that we had experienced at the Columbus pilot plant were isolated to the on-site leach circuit.

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

It was also found that the pilot plant ground potential was +9 volt DC as delivered by on-site generators and/or the Columbus Basin itself. In other words, the grounded stainless steel leach tanks were positively charged instead of neutral (0 volts). During leaching, the negative charged gold colloids were apparently plated out of solution to the tank walls, swept into the solids by agitation and deposited into the tails during filtration. As a consequence, only minor gold was left in the pregnant leach solution (PLS) for capture by the resins as depicted in the Flow Diagrams below.

This work led to the development of the TPAC extraction process. Early test work using the TPAC process resulted in a significant increase in gold extraction on splits taken from the 10S7A drill hole location of the North Sand Zone. (See “Analytical Methodology”, above.)

As was reported in our last technical update in November 2015, the results in laboratory scale testing of the TPAC process was consistent enough to warrant larger scale testing in the onsite pilot plant. In order to ensure reliability of on-site laboratory results in support of the pilot plant operations, new laboratory equipment was installed and all laboratory equipement was thoroughly tested and calibrated. This work was completed in January 2016.

Thermal Pretreatment (TP) equipment with sufficient capacity for the pliot plant was required to be designed and built by our technical team and Nanominerals. The design work for this equipment commenced in November 2015, and installation of this equipment in the pilot plant was completed in March 2016. This pilot plant scale TP equipment was tested in March 2016 and analytical results from material processed through the pilot TP equipment were consistent with results obtained from the laboratory scale equipment.

To support the pilot plant operations and increase the productivity within the technical program, three additional on-site personnel were hired in the first quarter of 2016. During the design and implementation of the larger TP equipment, pilot plant scale tests (approximately 1,000 lbs in size) were completed. During these tests, the material was not subjected to the TP process. The resulting PLS concentrates were then analysed in the on-site laboratory. Generally, extraction rates were approximately 0.10 opt Au lower for materials not subjected to the TP process prior to leaching when compared to extraction rates achieved on materials that were subjected to the TP process in separate tests. These results confirmed that TP treatment of the head material is necessary for optimal extraction.

The TPAC method was originally expected to significantly increase the cost of processing material from the Columbus Project. However, as a result of tests completed over the past nine months, we have developed a modified TPAC process that is expected to result in lower operating costs than the original TPAC process. Offsite laboratory scale testing of this modified TPAC process has averaged >0.25 opt Au from 100(3.5oz) to 2500g (88.1oz) sized samples. Similar results have been achieved in on-site laboratory tests of PLS samples of screened materials subjected to the TP process prior to leaching. (See cautionary language below regarding reliance on these test results.) These results led to the addition of more pilot plant equipment to allow for the processing of the entire volume of the PLS from each plant run. Work is now underway with additional pilot plant scale testing to optimize gold extraction from the entire volume of PLS from each run.

We will release the results from all of these internally generated tests when we complete the extraction from all of the PLS on a meaningful number of pilot plant test runs.

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) and are not being observed during current onsite pilot plant scale testing as Company personnel are assisting in sample collection and preparation. In addition, the results of small scale laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. In addition, in the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

Readers are further cautioned that, although we believe that the results of our exploration activities to date have been sufficiently positive to proceed with the installation and operation of a pilot processing facility at the Columbus Project millsite (including installation of equipment for the modified TPAC process), we have not yet established any probable or proven reserves and we have not yet completed a preliminary economic assessment, pre-feasibility or feasibility study. Additional exploration work will be required before probable or proven reserves can be established. There are no assurances that the results of our exploration programs will result in a decision to enter into commercial production.

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

MARKET INFORMATION

Quotations of our common stock are entered on the OTC Link alternative trading system on the OTC Pink marketplace under the symbol “IRLD.” During our 2014 fiscal year, our common stock traded on the OTCQB marketplace. The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	2015*		2014*
	High	Low	High	Low
First quarter ended March 31	$0.38	$0.14	$0.32	$0.19
Second quarter ended June 30	$0.51	$0.33	$0.21	$0.11
Third quarter ended September 30	$0.40	$0.19	$0.30	$0.14
Fourth quarter ended December 31	$0.35	$0.17	$0.22	$0.13

*	High and low bid information was not available for the periods presented. Prices represent high and low closing prices during the period.

Bid quotations entered on OTC Link and the OTC Pink marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 13, 2016, there were 228 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2015, we sold the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended:

•

During March and April 2015, we sold a total of 19,000,000 special warrants (the “2015 Special Warrants”) at a price of $0.20 per 2015 Special Warrant for total gross proceeds of $3,800,000. An additional 8,075,000 2015 Special Warrants were issued upon exercise of the conversion rights attached to special warrants that we issued in March 2014 (the “2014 Special Warrants”).

The 2015 Special Warrants were convertable, at no additional cost to the holder, on a 1:1 basis into units (each a “Unit”) consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. Alternatively, if at any time during the term of the 2015 Special Warrants, we completed a subsequent sale of shares of our common stock, other securities convertible, exercisable or exchangeable for our common stock (“Common Stock Equivalents”), or any combination thereof, the holder was entitled, within one month after the completion of that subsequent equity financing, and at no additional cost to the holder, convert the 2015 Special Warrants into that number of shares of common stock and Common Stock Equivalents that the holder would have been entitled to had the holder participated in that subsequent equity financing for a total subscription price equal to the total subscription price paid for the 2015 Special Warrants. If the conversion rights associated with the 2015 Special Warrants were not exercised prior to February 28, 2016, then the 2015 Special Warrants were to automatically be deemed to be converted into Units on a 1:1 basis immediately prior to the expiration of the 2015 Special Warrant term. The information required by Item 701 of Regulation SK with respect to the sale of the 2015 Special Warrants was provided in our Annual Report on Form 10-K filed with the SEC on March 30, 2015 and in our Current Report on Form 8-K filed with the SEC on April 17, 2015.

•

Effective February 28, 2016, a total of 21,025,000 2015 Special Warrants were automatically converted into Units as described above without the payment of any additional consideration in accordance with the terms of the 2015 Special Warrants. The 21,025,000 2015 Special Warrants converted represented all of the 2015 Special Warrants that were outstanding on that date.

•

Effective February 26, 2016, we entered into a verbal agreement with Nanominerals Corp., pursuant to which we agreed to issue to Nanominerals share purchase warrants for the purchase of up to 4,500,000 shares of our common stock, exercisable at a price of $0.40 per share for a period expiring on February 28, 2020 (the “Warrants”). The Warrants were issued to Nanominerals in consideration for consulting services previously provided to us during the year ended December 31, 2015 with respect to the exploration and the underlying mineralogy and metallurgy of the Company’s Columbus Project in Esmeralda County, Nevada. The information required by Item 701 of Regulation SK with respect to the sale of the Warrants was provided in our Current Report on Form 8-K, filed with the SEC on March 3, 2016.

•

Effective February 26, 2016, we issued Warrants for the purchase of an additional 450,000 shares of our common stock to certain other consultants for services provided by them during the year ended December 31, 2015. The information required by Item 701 of Regulation SK with respect to the sale of the Warrants was provided in our Current Report on Form 8-K, filed with the SEC on March 3, 2016.

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2015. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

During 2015, we intended to re-assay drill samples from the North and South Sand Zones in order to update the mineralization grade for these areas using the TPAC process. This reassaying program was put on hold until the pilot plant scale extraction tests are completed so that the extraction methodology effectiveness can be determined.

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

Tests completed during 2012-2014 led to the development of the TPAC extraction process. Early testing has resulted in significant increases in gold extraction on splits taken from a single drill hole location in the North Sand Zone. The TPAC method was expected to significantly increase the cost of gold extraction from the Columbus Project. However, as a result of tests completed over the past nine months, we have developed a modified TPAC process that is expected to lower the TPAC operating costs. Offsite laboratory scale testing of this modified TPAC process has averaged >0.25 opt Au from 100(3.5oz) to 2500g(88.1oz) samples and similar results in on-site laboratory scale samples taken from the PLS of the initial pilot plant scale tests. (See cautionary language below regarding reliance on laboratory test results.) Additional onsite pilot plant scale testing is now underway on the Columbus sands with the goal of processing all of the PLS. As a result, we have not yet determined our targeted precious metals extraction rates for this extraction method. Testing and optimization of the TPAC process on the Columbus Project sands, in the onsite pilot plant is ongoing. We will release the results from all of these internally generated tests when we complete the extraction from all of the PLS on a meaningful number of pilot plant test runs.

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) and are not being observed during current onsite pilot plant scale testing as Company personnel are assisting in sample collection and preparation. In addition, the results of small scale laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. In addition, in the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

Readers are further cautioned that we have not yet established any proven or probable reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

We anticipate spending approximately $2,703,000 on our exploration program and $200,000 on our capital expenditures for the Columbus Project during the twelve months ending December 31, 2016.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2015 included in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Our financial position was as follows at December 31, 2015 and 2014:

	2015	2014

Cash	$103,343	$259,495

Current liabilities	$378,090	$1,058,816
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$17,447,856	$17,136,624

During our fiscal year ended 2015, our liquidity position was affected by the following:

•	Continued exploration stage losses of $471,131 for the twelve months ended December 31, 2015. Significant non-cash expenses through this period included depreciation of $540,458, stock-based compensation of $500,194, and a change in the derivative liability of $3,866,450.

•	We received gross proceeds of $3,800,000 from the sale of 2015 Special Warrants and $10,000 from the exercise of stock options.

•	The proceeds received from equity transactions allowed us to purchase equipment totaling $298,469, pay down accounts payable by $332,276 and pay BLM claim maintenance fees of $187,807.

During our fiscal year ended 2014, our liquidity position was affected by the following:

•

Continued exploration stage losses of $20,062,937 for the twelve months ended December 31, 2014. Significant non-cash expenses through this period included the abandonment of mineral rights of $16,245,954, depreciation of $943,248, and share based compensation of $297,079.

•	Accounts payable increased during this period by $479,937.

•	The $3,128,390 in net proceeds received from equity transactions allowed us to purchase equipment totaling $55,364 and pay BLM maintenance fees of $187,797.

Our long term assets at December 31, 2015 include mineral properties of $15,882,179 (2014 - $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending December 31, 2016:

Columbus Project
• Property Payments	$188,000
• Drilling Program and Mineralization Estimates	806,000
• Pilot Plant / Project Feasibility	1,709,000
Total for Columbus Project	$2,703,000
General and Administration
Total for General and Administration	$1,737,000
Total Expected Expenses	$4,440,000
Total Expected Capital Expenditures	$200,000
Total Expected Cash Expenditures	$4,640,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2016 will be approximately $4,640,000. As of December 31, 2015, we had cash reserves in the amount of approximately $103,000. Our current financial resources are not sufficient to allow us to meet the anticipated cash expenditures for the twelve month period ending December 31, 2016. We anticipate that our existing financial resources are sufficient only to pay for the anticipated costs of our exploration program until April 2016. We will require additional financing to complete our exploration plans and to continue our operations. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources. Over the past few months the Company has been funding operations with funds paid indirectly to suppliers and funds loaned to the Company by Nanominerals and affiliates of Nanominerals. The loans are unsecured and payable on demand.

•

Our management is exercising cost cutting and cash preservation measures for the purpose of extending the length of time that our current cash position will allow us to continue operations. As part of these changes, compensation to our Chief Executive Officer, Douglas D.G. Birnie, Nanominerals Corp., and our independent board members has been deferred until such time as the Company has sufficient funds.

•	Our twelve month budget includes capital expenditures of $200,000; however, we do not have any purchase commitments for capital assets.

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

•

We have not yet earned any operational revenues since our inception. We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. Our current financial resources may not be sufficient to allow us to meet our anticipated cash expenditures during for the next 12 months. We require substantial additional financing in the near term. We do not have any additional financing arrangements in place, and there is no assurance that we will be able to raise financing sufficient to meet our needs or on terms that are acceptable to us.

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

Operating Expenses

Mineral exploration and evaluation expenses decreased by 32% to $1,635,507 during the year ended December 31, 2015 from $2,409,559 during the year ended December 31, 2014. The decrease was due to reduced claim maintenance fees, reduced operating expenses and less metallurgical work performed by a third party consultant in 2015.

Mineral exploration and evaluation expenses – related party decreased by 3% to $438,917 for the year ended December 31, 2015 from $451,930 for the year ended December 31, 2014. The decrease is due to reduced reimbursable metallurgy and travel expenses paid to Nanominerals in 2015.

General and administrative expenses increased by 0.3% to $1,803,989 for the year ended December 31, 2015 from $1,797,901 for the year ended December 31, 2014. The increase is primarily the result of additional stock options issued in 2015 compared to 2014 partially offset by reductions in officer salaries, accounting fees, and legal expenses.

Abandonment of mineral rights decreased by 100% to $0 during the year ended December 31, 2015 from $16,245,954 during the year ended December 31, 2014. Abandonment of Mineral Rights for 2014 represents our election on August 31, 2014 not to renew 198 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims. See “The Columbus Project.”

Other Income and Expenses increased by 108% to $3,950,690 during the year ended December 31, 2015 from $1,898,101 during the year ended December 31, 2014. The increase is primarily due to additional Special Warrants underlying the derivative liability and the decreased stock price affecting the derivative liability valuation at the end of Q4 2015.

Income Tax Expense decreased by 25% to an expense of $2,950 during the year ended December 31, 2015 from an expense of $3,927 during the year ended December 31, 2014.

Net Loss. The aforementioned factors resulted in a net loss of $471,131, or $0.00 per common share, for the year ended December 31, 2015, as compared with a net loss of $20,062,937, or $0.14 per common share, for the year ended December 31, 2014.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2015, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2015 and 2014;

3.	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;

4.	Consolidated Statement of Stockholders’ Equity;

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

6.	Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTIN

To the Board of Directors and
Stockholders of Ireland Inc.

We have audited the accompanying consolidated balance sheets of Ireland Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Bakersfield, California
April 14, 2016

G FIRM

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$103,343	$259,495
Other receivables	4,177	6,380
Prepaid expenses	299,623	260,484

Total current assets	407,143	526,359

Property and equipment, net	1,077,516	1,319,506
Mineral properties	15,882,179	15,882,179
Reclamation bonds	1,121,184	1,129,472
Deposits	10,262	10,262

Total non-current assets	18,091,141	18,341,419

Total assets	$18,498,284	$18,867,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$149,622	$390,888
Accounts payable - related party	145,168	237,551
Accrued payroll and related taxes	60,010	58,637
Due to related party	23,290	23,290
Derivative liability	-	348,450

Total current liabilities	378,090	1,058,816

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,050,428	1,731,154

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 158,697,875 and 150,772,875 shares, respectively, issued and outstanding	158,696	150,771
Additional paid-in capital	66,406,028	65,626,112
Accumulated other comprehensive income	-	5,478
Accumulated deficit	(49,116,868)	(48,645,737)

Total stockholders' equity	17,447,856	17,136,624

Total liabilities and stockholders' equity	$18,498,284	$18,867,778

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,635,507	2,409,559
Mineral exploration and evaluation expenses - related party	438,917	451,930
General and administrative	1,803,989	1,797,901
Depreciation	540,458	943,248
Loss on asset disposal	-	2,519
Mineral and property holding costs	-	106,000
Abandonment of mineral rights	-	16,245,954

Total operating expenses	4,418,871	21,957,111

Loss from operations	(4,418,871)	(21,957,111)

Other income (expense)
Interest income	15,601	19,036
Rental income - related party	70,272	279,220
Change in derivative liability	3,866,450	1,602,973
Interest expense	(1,633)	(3,128)

Total other income (expense)	3,950,690	1,898,101

Loss before income taxes	(468,181)	(20,059,010)

Income tax expense	(2,950)	(3,927)

Net loss	$(471,131)	$(20,062,937)

Loss per common share - basic and diluted	$(0.00)	$(0.14)

Weighted average common shares outstanding - basic and dilutive	155,488,560	148,229,651

Consolidated Statements of Comprehensive Loss

Net loss	$(471,131)	$(20,062,937)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	(5,478)	(7,293)

Total comprehensive loss	$(476,609)	$(20,070,230)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2013	146,559,542	$146,558	$64,156,279	$12,771	$(28,582,800)	$35,732,808

Stock-based compensation	-	-	297,079	-	-	297,079

Issuance of warrants for cash, net	-	-	2,819,390	-	-	2,819,390

Derivative liability	-	-	(1,951,423)	-	-	(1,951,423)

Exercise of Special Warrants	2,700,000	2,700	(2,700)	-	-	-

Issuance of shares for cash, net	1,513,333	1,513	307,487	-	-	309,000

Unrealized loss on investments, net of $3,927 deferred tax	-	-	-	(7,293)	-	(7,293)

Net loss, December 31, 2014	-	-	-	-	(20,062,937)	(20,062,937)

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	500,194	-	-	500,194

Issuance of warrants for cash, net	-	-	3,795,647	-	-	3,795,647

Issuance of shares for cash	200,000	200	9,800	-	-	10,000

Exercise of Special Warrants	7,725,000	7,725	(7,725)	-	-	-

Derivative liability	-	-	(3,518,000)	-	-	(3,518,000)

Unrealized loss on investments, net of $2,950 deferred tax	-	-	-	(5,478)	-	(5,478)

Net loss, December 31, 2015	-	-	-	-	(471,131)	(471,131)

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$-	$(49,116,868)	$17,447,856

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(471,131)	$(20,062,937)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	540,458	943,248
Loss on asset disposal	-	2,519
Abandonment of mineral rights	-	16,245,954
Stock-based compensation	500,194	297,079
Change in derivative liability	(3,866,450)	(1,602,973)
Deferred income taxes	2,950	3,927
Changes in operating assets and liabilities:
Other receivables	2,203	2,000
Prepaid expenses and deposits	(39,139)	91,392
Reclamation bonds and other deposits	(139)	1,952
Accounts payable and accrued liabilities	(332,276)	479,937

Net cash used in operating activities	(3,663,330)	(3,597,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(298,469)	(55,364)
Proceeds from certificate of deposit	-	75,000
Proceeds from asset disposal	-	1,000

Net cash (used) provided by investing activities	(298,469)	20,636

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	3,810,000	3,149,000
Financing issuance costs	(4,353)	(20,610)

Net cash provided by financing activities	3,805,647	3,128,390

NET CHANGE IN CASH	(156,152)	(448,876)

CASH AT BEGINNING OF PERIOD	259,495	708,371

CASH AT END OF PERIOD	$103,343	$259,495

SUPPLEMENTAL INFORMATION

Interest paid	$1,633	$3,128

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$3,518,000	$1,951,423

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Since its formation, the Company has incurred comprehensive cumulative net losses of $49,116,868 as of December 31, 2015. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Columbus Minerals Inc. (“CMI”) (including its wholly- owned single-member LLC subsidiary, Columbus Salt Marsh LLC (“CSM”)) and Rand Metals LLC (“Rand”). Intercompany accounts and transactions have been eliminated.

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

Reclassification – Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of 2015, the Company’s U.S. Treasury Notes and certificates of deposit were reclassified as reclamation bonds on the consolidated balance sheet. Previously, such investments had been classified as restricted investments held for reclamation bonds. The corresponding reclassifications have also been made to the consolidated statement of cash flows for the year ended December 31, 2014. This change in classification does not materially affect previously reported cash flows from operations or from financing activities and had no effect on the previously reported consolidated statement of operations.

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

There have been no changes in valuation techniques or transfers of assets between levels for the years ended December 31, 2015 or 2014.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 97,942,357 and 76,154,857 stock options and warrants were outstanding at December 31, 2015 and 2014, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2015			December 31, 2014
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(40,984)	$20,421	$61,405	$(28,896)	$32,509
Computers and equipment	57,785	(36,493)	21,292	52,275	(26,162)	26,113
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,756,351)	169,380	2,925,731	(2,553,280)	372,451
Site equipment	2,179,803	(1,560,046)	619,757	1,886,846	(1,295,080)	591,766
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(283,334)	216,666	500,000	(233,333)	266,667

	$5,778,319	$(4,700,803)	$1,077,516	$5,479,852	$(4,160,346)	$1,319,506

Depreciation expense was $540,458 and $943,248 for the years ended December 31, 2015 and 2014, respectively.

3.	MINERAL PROPERTIES

Mineral properties consisted of the following:

	December 31,	December 31,
	2015	2014

Columbus Project	$15,811,948	$15,811,948
DDB Claims	70,231	70,231

Ending balance	$15,882,179	$15,882,179

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

DDB Claims - The Company had a lease agreement for mining claims with the DDB Syndicate. The DDB Syndicate is owned by the Company’s CEO, a former member of the Company’s Board of Directors, former officers and directors of CBI and their relatives and affiliates of NMC. The DDB Claims were located in 2007, prior to any of these related persons’ involvement with the Company.

On November 20, 2012, the Company exercised its option provided in the lease agreement to purchase the DDB Claims for a purchase price of $180,080. On August 31, 2014, the Company elected not to renew 61% of the DDB claims by declining to pay the BLM maintenance fees for the abandoned claims. A loss of $109,849 was recognized during the year ended December 31, 2014.

Reclamation Bonds - The Company maintains required reclamation bonding with the BLM. As of December 31, 2015 and 2014, reclamation bonding amounted to $1,121,184 and $1,129,472, respectively.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of December 31, 2015 and December 31, 2014. The estimated costs were discounted using credit adjusted risk-free interest rates of 3.80% and 4.31% and inflation rates of 2.83% and 3.21% at December 31, 2015 and December 31, 2014, respectively.

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

As of December 31, 2015, 8,075,000 of the 2014 Special Warrants were converted into 2015 Special Warrants.

The following table sets forth the changes in the derivative liability for the years ended December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Beginning balance	$(348,450)	$-
Issuance of Special Warrants	(3,518,000)	(1,951,423)
Exercise of Special Warrants	712,250	165,628
Change in fair value	3,154,200	1,437,345

Ending balance	$-	$(348,450)

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing- model, with the following assumptions used for the years ended December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Dividend yield	-	-
Expected volatility	69.50% - 104.00%	91.07% - 137.42%
Risk-free interest rate	0.08% - 0.28%	0.04% - 0.14%
Expected life (years)	-	0.10 - 1.0

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

During the year ended December 31, 2015, stockholders’ equity activity consisted of the following:

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

The remaining 8,075,000 outstanding 2014 Special Warrants were exchanged for 2015 Special Warrants.

Exercise of Special Warrants – 3,425,000 and 4,300,000 of 2014 and 2015 Special Warrants, respectively, were converted into Units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring March 29, 2019 and February 28, 2020, respectively.

Exercise of stock options – The Company received $10,000 from the exercise of 200,000 stock options.

Warrant Amendments – During the year ended December 31, 2015, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend certain warrants by extending their expiration dates. In all other respects, the terms and conditions of the extended warrants remain the same.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY (continued)

On December 18, 2015, the Company extended 34,669,926 warrants issued in connection with the 2007, 2009, 2010, 2011 and certain 2012 private placements offerings and 4,800,000 warrants issued to consultants in 2009, 2010 and 2011. The expiration dates of all of the warrants were extended to December 31, 2016.

The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.67%
Expected volatility	160.95%
Expected life (years)	1.00
Fair value	$ -

During the year ended December 31, 2014, stockholders’ equity activity consisted of the following:

U.S. Special Warrant Offering – The Company sold 14,200,000 2014 Special Warrants at a price of $0.20 for gross proceeds of $2,840,000.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY (continued)

The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.01% - 0.28%
Expected volatility	65.52% - 165.69%
Expected life (years)	0.30 - 0.90
Fair value	$ -

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors to purchase common stock at December 31, 2015:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

22,775,000*	$0.20	February 2016
8,896,901	0.95	November 2016
22,572,827	0.75	December 2016
12,097,099	0.80	December 2016
6,125,000	0.40	March 2019
1,333,333	0.45	March 2019
4,300,000	0.40	February 2020

78,100,160

* The exercise price of these warrants has been paid by the investors. Upon exercise, the holders will receive one share of common stock and one warrant exercisable at $0.40.

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of December 31, 2015, the Company had granted 17,496,916 options under the Plan with a weighted average exercise price of $0.47 per option. 15,042,197 options were outstanding as of December 31, 2015.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At December 31, 2015, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION (continued)

The Company used the following assumptions to estimate the fair values of the options granted for the years ended:

	December 31,	December 31,
	2015	2014
Dividend yield	-	-
Expected volatility	71.55 - 165.7%	74.95 – 120.64%
Risk-free interest rate	0.02 – 1.32%	0.11 – 2.00%
Expected life (years)	0.10 – 4.25	1.0 – 7.89

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

During the year ended December 31, 2015, the Company’s stock based compensation activity was as follows:

a)

On December 18, 2015, the Company’s Board of Directors unilaterally determined to amend 650,531 stock options by extending their expiration dates. The options were granted at various dates between March 8, 2010 and July 22, 2010 and have a weighted average exercise price of $0.64 per share. The expiration dates of all of the options were extended to December 31, 2016. In all other respects, the terms and conditions of the extended options remain the same. No additional expense was recognized as a result of the modification.

b)

On April 1, 2015, the Company granted non-qualified stock options to certain executive officers under the Plan for an aggregate of 400,000 shares of common stock at an exercise price of $0.40 per option. The options vest upon completion of defined events and milestones. The performance targets were not met by December 31, 2015 and the options expired.

c)

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

d)

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

During the year ended December 31, 2014, the Company’s stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $500,194 and $297,079 for the years ended December 31, 2015 and 2014, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

For the year ended December 31, 2015, the Company received $10,000 from the exercise of stock options; the related tax benefit amounted to $13,300 and the intrinsic value was $38,000. For the year ended December 31, 2014, the Company received $9,000 from the exercise of stock options; the related tax benefit amounted to $11,900 and the intrinsic value was $34,000.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2015 and 2014:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2013	15,312,197	$0.35	$0.62	3.13
Options/warrants granted	2,030,000	0.11	0.28	6.37
Options/warrants expired	(107,500)	0.25	2.67	-
Options/warrants exercised	(180,000)	0.38	0.05	-

Outstanding, December 31, 2014	17,054,697	0.32	0.58	3.17
Options/warrants granted	3,500,000	0.15	0.40	5.69
Options/warrants expired	(512,500)	0.19	0.49	-
Options/warrants exercised	(200,000)	0.38	0.05	-

Outstanding, December 31, 2015	19,842,197	$0.30	$0.56	2.90	$333,000

Exercisable, December 31, 2015	15,612,197	$0.30	$0.53	2.11	$333,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2014	3,830,000	$0.28
Granted	3,500,000	0.15
Expired	(400,000)	0.15
Vested	(2,700,000)	0.15

Unvested, December 31, 2015	4,230,000	$0.27

As of December 31, 2015, there was $60,307 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.24 years as of December 31, 2015.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities were as follows at:

	December 31,	December 31,
	2015	2014
Deferred income tax assets:

Net operating loss carryforward	$13,303,487	$11,932,233
Option compensation	2,040,115	1,906,018
Property, plant & equipment	917,392	841,689
Exploration costs	391,506	478,937
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	16,887,818	15,394,195
Less: valuation allowance	(11,399,261)	(9,902,688)

Net deferred income tax assets	5,488,557	5,491,507

Deferred income tax liabilities:

Unrealized gain on investments	-	(2,950)
Acquisition related liabilities	(5,488,557)	(5,488,557)

Net deferred income tax liabilities	$-	$-

A valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2015 and 2014, respectively.

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

A reconciliation of the tax provision at U.S. federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components for the years ended:

	December 31,	December 31,
	2015	2014

Income tax benefit based on statutory tax rate	$(163,863)	$(7,020,654)
Reconciling items:
Non-deductible items	(1,329,760)	(539,081)
Change in valuation allowance	1,496,573	7,563,662

Income tax expense	$2,950	$3,927

The Company had cumulative net operating losses of approximately $38,009,960 as of December 31, 2015 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2035.

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

The following table represents future base rent payments for each of the years ending December 31,

Minimum
Lease
Commitment

2016	$52,769
2017	31,488
Thereafter	-

$84,257

Rental expense for office space was $59,417 and $60,049 for the years ended December 31, 2015 and 2014, respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES (continued)

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2016 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of December 31, 2015, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of December 31, 2015, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of December 31, 2015, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of December 31, 2015, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

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

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 26.8% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the years ended:

	December 31,	December 31,
	2015	2014

Reimbursement of expenses	$18,917	$31,930
Consulting services provided	420,000	420,000

Mineral and exploration expense – related party	$438,917	$451,930

Equipment purchases	$-	$24,900

At December 31, 2015 and 2014, the Company owed DOSA $145,168 and $237,551, respectively, for NMC fees and reimbursements. Additionally, for the year ended December 31, 2014, NMC paid the Company $250,000 for use of onsite laboratory facilities and personnel for the months of November and December 2014.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to-month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, the Company’s CFO, Treasurer and director is also a director of SMC and one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $20,272 and $29,220 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, SMC owed the Company $1,734. No amount was due from SMC as of December 31, 2014.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the year ended December 31, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Due to related parties includes amounts due to former officers of the Company. At December 31, 2015 and 2014, the remaining amount due to related parties was $23,290, respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUBSEQUENT EVENTS

Consultant warrants - On February 26, 2016, the Company granted 4,950,000 warrants to consultants exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided. 4,500,000 of the warrants were granted to NMC who is a related party as discussed in Note 10.

Special Warrants – During January and February 2016, a total of 1,750,000 Special Warrants were exercised into units. Additionally, on February 28, 2016, a total of 21,025,000 Special Warrants were automatically converted into units. Each unit consisted of one share of the Company’s common stock and one warrant entitling the holder to purchase one additional share of common stock at a price of $0.40 per share, expiring on February 28, 2020. The Special Warrants were converted into units on a 1:1 basis without the payment of any additional consideration in accordance with the terms of the agreements. As of February 28, 2016, all Special Warrants had been converted into units.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions

Douglas D.G. Birnie	45	President, Chief Executive Officer, Secretary and Director

David Z. Strickler, Jr.	50	Chief Operating Officer and Interim Chief Financial Officer and Interim Treasurer

Mark H. Brennan	56	Director

Steven A. Klein	52	Director

Douglas D.G. Birnie. Mr. Birnie was appointed as our Chief Executive Officer, President and Secretary and as a member of our Board in 2007. Mr. Birnie was appointed as our President and Secretary, and as one of our directors pursuant to the terms of our assignment agreement with Nanominerals. Mr. Birnie graduated with a Bachelor of Commerce degree from the University of British Columbia in 1994. In 1995, Mr. Birnie was a founder of Columbus Group Communications Inc., a privately held internet solutions company. In 1998, Mr. Birnie received the Ernst and Young Entrepreneur of the Year award and the Business Development Bank of Canada Young Entrepreneur of the Year Award. During his tenure at Columbus Group, Mr. Birnie held the positions of CFO and COO until the company was acquired by TELUS Corp. in 2001. Mr. Birnie continued to work for TELUS Corp. as Director – Strategic Planning with the e.Solutions department until 2003.

David Z. Strickler, Jr. Mr. Strickler was appointed as our Vice President of Finance and Administration in 2010 and was appointed as our Chief Operating Officer in April 2015. Effective April 13, 2016, Mr. Strickler was appointed as our Interim Chief Financial Officer and Interim Treasurer. Mr. Strickler has worked in the construction and real estate industries for 15 years with expertise in both finance and operations. During the last 8 years, he served as the Executive VP Finance for a leading luxury homebuilder in Las Vegas, with operations involving between 80 and 120 employees. In addition, he owned and operated an accounting services business and was an owner of a snowboard manufacturing business. Mr. Strickler has a bachelor's degree in Accounting and an MBA, with a concentration in Finance from the Pennsylvania State University.

Mark H. Brennan. Mr. Brennan was appointed as a member of our Board on June 24, 2009. Mr. Brennan serves as the president of his own consulting firm, the Brennan Consulting Group, through which he has managed a number of long-term, multi-year management and operations consulting engagements in various business sectors. In addition to his ongoing management consulting practice, Mr. Brennan has also founded and operated a number of private companies beginning in the early 1990’s. Mr. Brennan is the founding chairman of the Vegas Valley Angels, a non-profit organization of accredited investors whose purpose is to search out, invest in, mentor and foster the development of new and developing companies located in the southwestern United States. Mr. Brennan is also an active member of the board of advisors for both the Nevada Center for Entrepreneurship and Technology (NCET) and the University of Nevada Las Vegas Center for Entrepreneurship. Mr. Brennan holds an MBA from the Harvard Business School and a MA in Management from National University. Early in Mr. Brennan’s career he served his country for eight years as a fighter pilot and instructor pilot with the United States Air Force after earning his BS degree from the United States Air Force Academy.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Nanominerals Corp. Nanominerals Corp. (“Nanominerals”) is a private company controlled by its sole officer and director Dr. Charles A. Ager. Nanominerals is our largest shareholder and acts as a consultant to us on technical exploration and financial matters. In addition, Nanominerals owns a 5% royalty interest on any net smelter returns from the Columbus Project.

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

Our President and Chief Executive Officer, Douglas D.G. Birnie, owns a 3.5% interest in Nanominerals.

AUDIT COMMITTEE

Our audit committee is composed of Mark H. Brennan and Steven A. Klein. Mr. Brennan and Mr. Klein are “audit committee financial experts” as defined by the applicable rules of the SEC. Mr. Brennan and Mr. Klein are currently the sole independent members of our audit committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2015:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Nanominerals Corp. 10% Holder	One	One	None
Douglas Birnie CEO and Director	One	One	None
Robert D. McDougal Former CFO and Former Director	One	One	None
David Z. Strickler, Jr. COO, Interim CFO, Interim Treasurer	One	One	None
Mark Brennan Director	One	One	None
Steve Klein Director	One	One	None

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2015 2014	$70,000(1) $250,000(1)	$0 $0	$0 $0	$205,340(2) $72,732(2)	$0 $0	$0 $0	$0 $0	$275,340 $322,732
Robert D. McDougal, CFO, Treasurer, Director	2015 2014	$90,000 $90,000	$0 $0	$0 $0	$49,223(3) $36,366(3)	$0 $0	$0 $0	$0 $0	$139,223 $126,366
David Z. Strickler, Jr., Vice President of Finance and Administration	2015 2014	$200,000 $175,000	$0 $0	$0 $0	$73,835(4) $48,488(4)	$0 $0	$0 $0	$0 $0	$273,835 $223,488

Notes:

(1)

Represents consulting fees paid or accrued to DOSA Consulting LLC, a limited liability company, of which Mr. Birnie is a member, for services including Mr. Birnie acting as an executive officer and director of Ireland. The consulting fees are currently being deferred until such time as the Company has sufficient funds. A condition for DOSA Consulting LLC’s deferred fees to be paid in 2014 and 2015 was that Mr. Birnie was required to contribute $50,000 and $25,000 in the 2014 and 2015 special warrant financings.

(2)

On January 17, 2014, Mr. Birnie was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.28 per share, expiring 5 years after the vesting date as described below. 150,000 options willvest and become exercisable upon our completion of 10 successful pilot plant metal extraction tests of 5 tons of head material each. A further 150,000 options will vest and become exercisable on the first date after the closing price for our common stock (as quoted by the principal market or exchange on which such shares trade) exceeds $1.00 per share for 20 consecutive trading days. The remaining 300,000 options vested in increments of 75,000 options on each of March 31, June 30, September 30 and December 30, of 2014. All 600,000 options will immediately vest and become exercisable upon a change in control of the Company.

On April 1, 2015, Mr. Birnie was granted options to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.40 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on April 1, 2015.

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

On April 1, 2015, Mr. McDougal was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.40 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on April 1, 2015.

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

On April 1, 2015, Mr. Strickler was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.40 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on April 1, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2015.

	No. of	No. of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise		Option Expiration
Name and Position	Exercisable	Unexercisable	Price	Vest Date	Date
Douglas D.G. Birnie	1,100,000	-	$0.05	30-Mar-07	30-Mar-17
CEO, President,	25,000	-	$0.75	30-Jun-10	31-Dec-16
Secretary & Director	25,000	-	$0.75	31-Dec-10	31-Dec-16
	25,000	-	$0.75	30-Jun-11	29-Jun-16(14)
	25,000	-	$0.75	31-Dec-11	30-Dec-16(14)
	28,209	-	$0.75	30-Jun-12	30-Jun-17
	32,699	-	$0.75	31-Dec-12	30-Dec-17
	150,000	-	$0.53	22-Aug-12	22-Aug-17
	75,000	-	$0.53	31-Mar-11	30-Mar-16(14)
	25,000	-	$0.75	24-Aug-11	29-Jun-16(14)
	25,000	-	$0.75	31-Dec-11	30-Dec-16(14)
	32,315	-	$0.75	30-Jun-12	29-Jun-17
	38,889	-	$0.75	31-Dec-12	30-Dec-17
	75,000	-	$0.57	31-Mar-13	31-Mar-18
	41,864	-	$0.75	30-Jun-13	30-Jun-18

	No. of	No. of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise		Option Expiration
Name and Position	Exercisable	Unexercisable	Price	Vest Date	Date
	75,000	-	$0.57	30-Jun-13	30-Jun-18
	75,000	-	$0.57	30-Sep-13	30-Sep-18
	43,605	-	$0.75	31-Dec-13	30-Dec-18
	75,000	-	$0.57	31-Dec-13	31-Dec-18
	75,000	-	$0.28	31-Mar-14	31-Mar-19
	75,000	-	$0.28	30-Jun-14	30-Jun-19
	75,000	-	$0.28	30-Sep-14	30-Sep-19
	75,000	-	$0.28	31-Dec-14	31-Dec-19
	300,000	-	$0.40	1-Apr-15	31-Mar-20
	300,000	-	$0.40	30-Jun-15	30-Jun-20
	300,000	-	$0.40	30-Sep-15	30-Sep-20
	300,000	-	$0.40	31-Dec-15	31-Dec-20
	120,000(1)	-	$0.05	30-Mar-07	30-Mar-17
	25,000(1)	-	$0.75	30-Jun-10	31-Dec-16
	25,000(1)	-	$0.75	31-Dec-10	31-Dec-16
	25,000(1)	-	$0.75	30-Jun-11	29-Jun-16(14)
	25,000(1)	-	$0.75	31-Dec-11	30-Dec-16(14)
	21,791(1)	-	$0.75	30-Jun-12	30-Jun-17
	17,301(1)	-	$0.75	31-Dec-12	30-Dec-17
	75,000(1)	-	$0.53	31-Mar-11	30-Mar-16(14)
	25,000(1)	-	$0.75	24-Aug-11	29-Jun-16(14)
	25,000(1)	-	$0.75	31-Dec-11	30-Dec-16(14)
	17,685(1)	-	$0.75	30-Jun-12	29-Jun-17
	11,111(1)	-	$0.75	31-Dec-12	30-Dec-17
	8,136(1)	-	$0.75	30-Jun-13	30-Jun-18
	6,395(1)	-	$0.75	31-Dec-13	30-Dec-18
	-	150,000	$0.75	(3)	5 yrs after vesting
	-	150,000	$0.75	(4)	5 yrs after vesting
	-	200,000	$0.90	(5)	5 yrs after vesting
	-	200,000	$0.90	(6)	5 yrs after vesting
	-	200,000	$0.90	(7)	5 yrs after vesting
	-	200,000	$0.90	(8)	5 yrs after vesting
	-	150,000	$0.57	(9)	5 yrs after vesting
	-	150,000	$0.57	(10)	5 yrs after vesting
	-	150,000	$0.28	(11)	5 yrs after vesting
	-	150,000	$0.28	(12)	5 yrs after vesting
	-	150,000	$0.40	(13)	5 yrs after vesting
Robert D. McDougal	500,000(2)	-	$0.05	30-Mar-07	30-Mar-17(15)
CFO, Treasurer &	16,667(2)	-	$0.75	30-Jun-10	29-Jun-15(15)
Director	16,667(2)	-	$0.75	31-Dec-10	30-Dec-15(15)
	16,667(2)	-	$0.75	30-Jun-11	29-Jun-16(15)
	16,667(2)	-	$0.75	31-Dec-11	30-Dec-16(15)
	16,667(2)	-	$0.75	30-Jun-12	30-Jun-17(15)
	16,665(2)	-	$0.75	31-Dec-12	30-Dec-17(15)
	50,000(2)	-	$0.53	22-Aug-12	22-Aug-17(15)
	50,000(2)	-	$0.53	30-Mar-11	30-Mar-16(15)
	25,000(2)	-	$0.75	24-Aug-11	29-Jun-16(15)
	25,000(2)	-	$0.75	31-Dec-11	30-Dec-16(15)
	25,000(2)	-	$0.75	30-Jun-12	29-Jun-17(15)
	25,000(2)	-	$0.75	31-Dec-12	30-Dec-17(15)
	37,500(2)	-	$0.57	31-Mar-13	31-Mar-18(15)
	25,000(2)	-	$0.75	30-Jun-13	30-Jun-18(15)
	37,500(2)	-	$0.57	30-Jun-13	30-Jun-18(15)
	37,500(2)	-	$0.57	30-Sep-13	30-Sep-18(15)
	25,000(2)	-	$0.75	31-Dec-13	30-Dec-18(15)

	No. of	No. of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise		Option Expiration
Name and Position	Exercisable	Unexercisable	Price	Vest Date	Date
	37,500(2)	-	$0.57	31-Dec-13	31-Dec-18(15)
	37,500(2)	-	$0.28	31-Mar-14	31-Mar-19(15)
	37,500(2)	-	$0.28	30-Jun-14	30-Jun-19(15)
	37,500(2)	-	$0.28	30-Sep-14	30-Sep-19(15)
	37,500(2)	-	$0.28	31-Dec-14	31-Dec-19(15)
	50,000	-	$0.40	1-Apr-15	31-Mar-20(15)
	50,000	-	$0.40	30-Jun-15	30-Jun-20(15)
	50,000	-	$0.40	30-Sep-15	30-Sep-20(15)
	50,000	-	$0.40	31-Dec-15	31-Dec-20(15)
	-	75,000(2)	$0.75	(3)	5 yrs after vesting(15)
	-	75,000(2)	$0.75	(4)	5 yrs after vesting(15)
	-	100,000(2)	$0.90	(5)	5 yrs after vesting(15)
	-	100,000(2)	$0.90	(6)	5 yrs after vesting(15)
	-	100,000(2)	$0.90	(7)	5 yrs after vesting(15)
	-	100,000(2)	$0.90	(8)	5 yrs after vesting(15)
	-	75,000(2)	$0.57	(9)	5 yrs after vesting(15)
	-	75,000(2)	$0.57	(10)	5 yrs after vesting(15)
	-	75,000(2)	$0.28	(11)	5 yrs after vesting(15)
	-	75,000(2)	$0.28	(12)	5 yrs after vesting(15)
David Z. Strickler, Jr.	25,000	-	$0.82	31-Mar-10	31-Dec-16
VP of Finance &	25,000	-	$0.82	30-Jun-10	31-Dec-16
Administration	25,000	-	$0.82	30-Sep-10	31-Dec-16
	25,000	-	$0.82	31-Dec-10	31-Dec-16
	25,000	-	$0.82	31-Mar-11	30-Mar-16(14)
	25,000	-	$0.82	30-Jun-11	29-Jun-16(14)
	25,000	-	$0.82	30-Sep-11	29-Sep-16(14)
	25,000	-	$0.82	31-Dec-11	30-Dec-16(14)
	25,000	-	$0.75	24-Aug-11	29-Jun-16(14)
	25,000	-	$0.75	31-Dec-11	30-Dec-16(14)
	25,000	-	$0.75	30-Jun-12	29-Jun-17
	25,000	-	$0.75	31-Dec-12	30-Dec-17
	50,000	-	$0.57	31-Mar-13	31-Mar-18
	25,000	-	$0.75	30-Jun-13	30-Jun-18
	50,000	-	$0.57	30-Jun-13	30-Jun-18
	50,000	-	$0.57	30-Sep-13	30-Sep-18
	25,000	-	$0.75	31-Dec-13	30-Dec-18
	50,000	-	$0.57	31-Dec-13	31-Dec-18
	50,000	-	$0.28	31-Mar-14	31-Mar-19
	50,000	-	$0.28	30-Jun-14	30-Jun-19
	50,000	-	$0.28	30-Sep-14	30-Sep-19
	50,000	-	$0.28	31-Dec-14	31-Dec-19
	75,000	-	$0.40	1-Apr-15	31-Mar-20
	75,000	-	$0.40	30-Jun-15	30-Jun-20
	75,000	-	$0.40	30-Sep-15	30-Sep-20
	75,000	-	$0.40	31-Dec-15	31-Dec-20
	-	75,000	$0.75	(3)	5 yrs after vesting
	-	75,000	$0.75	(4)	5 yrs after vesting
	-	100,000	$0.90	(5)	5 yrs after vesting
	-	100,000	$0.90	(6)	5 yrs after vesting
	-	100,000	$0.90	(7)	5 yrs after vesting
	-	100,000	$0.90	(8)	5 yrs after vesting
	-	100,000	$0.57	(9)	5 yrs after vesting
	-	100,000	$0.57	(10)	5 yrs after vesting
	-	100,000	$0.28	(11)	5 yrs after vesting
	-	100,000	$0.28	(12)	5 yrs after vesting

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
	-	150,000	$0.40	(13)	5 yrs after vesting

Notes:

(1)	Represents options transferred as part of court approved divorce proceedings.
(2)	Represents options gifted to a family trust, of which Mr. McDougal acts as trustee.
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

(13)

Vesting on the first date after the grant date that the closing price for the Company’s common stock (as quoted by the principal market our exchange on which such shares trade) exceeds $1.20 per share for 20 consecutive trading days.

(14)	Effective March 25, 2016, our Board of Directors extended to December 31, 2016 the expiration date for all options granted under our 2007 Stock Incentive Plan that were set to expire during 2016.
(15)

Mr. McDougal passed away on January 15, 2016. Pursuant to their terms (i) any options granted to Mr. McDougal that had not previously vested terminated immediately upon his death; and (ii) any options granted to Mr. McDougal that had vested prior to his death became set to expire on the earlier of the options’ scheduled expiration date and the date that is 6 months after his death. Effective March 25, 2016, our Board of Directors extended the exercise period for Mr. McDougal’s vested options to December 31, 2016.

EXECUTIVE COMPENSATION CONTRACTS AND 2014 COMPENSATION ARRANGEMENTS

Annual cash compensation paid to our executive officers is as follows:

Name	Position	Annual Cash
		Compensation 2015
Douglas D.G. Birnie(1)	Chief Executive Officer, President and Secretary	$70,000

David Z. Strickler	Chief Operating Officer, Interim Chief Financial Officer and Interim Treasurer	$200,000

(1)	Payable to DOSA Consulting LLC. Mr. Birnie has verbally agreed to defer payment of the cash components of his compensation until such time as we have sufficient funds available.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2015 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).

Compensation paid to directors who were also named executive officers during our December 31, 2015 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark H. Brennan(2)	$12,000	$0	$73,059	$0	$0	$0	$85,059
Steven A. Klein(3)	$12,000	$0	$73,059	$0	$0	$0	$85,059

Notes:

(1)

From April 1, 2015 to March 1, 2016, we compensated our independent directors at a rate of $12,000 per annum. Previously, we compensated our independent directors at a rate of $48.000 per annum. Beginning March 1, 2016, the cash compensation payable to our independent directors was returned to pre-2015 levels of $48,000 per year. Director compensation is currently being deferred until such time that the Company has sufficient funds.

(2)

On April 1, 2015, Mr. Brennan was granted options to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.40 per share. 125,000 options vested upon granting, with the remaining options vesting equally at the end of each fiscal quarter and expiring 5 years after vesting.

As of the end of our fiscal year ended December 31, 2015, Mr. Brennan had options to purchase up to 2,167,197 shares (2014 - 1,717,197 shares) of our common stock, 1,967,197 of which are vested and exercisable. These options have various exercise prices and expiration dates.

(3)

On April 1, 2015, Mr. Klein was granted options to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.40 per share. 125,000 options vested upon granting, with the remaining options vesting equally at the end of each fiscal quarter and expiring 5 years after vesting.

As of the end of our fiscal year ended December 31, 2015, Mr. Klein had options to purchase up to 1,025,000 shares (2014 - 525,000) of our common stock, all of which are vested and exercisable.

Each of the options granted to our independent directors will automatically vest and become exercisable upon the occurrence of a change in control of the Company. We do not have any other change in control arrangements with our independent directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2015, our most recent fiscal year end.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None

Equity Compensation Plans Not Approved By Security Holders	18,954,697(1)	$0.55	8,312,484(2)

Notes:
(1)	Includes options and warrants to purchase an aggregate of 9,850,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).

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

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2015 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

(a)	Options to purchase 100,000 shares of our common stock exercisable at a price of $1.75 per share, expiring on August 15, 2017.

(b)	Warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 17, 2012, which expiry date was extended to December 31, 2016.

(c)

Warrants to purchase up to 300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on December 31, 2016. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(d)

Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on December 31, 2016. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the VWAP for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(ii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(e)

Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on December 31, 2016. We may accelerate the expiration date of these warrants at any time after June 30, 2010 if:

(i)	the volume weighted average price (“VWAP”) for our shares on the principal market on which they trade is above $4.50 per share for twenty consecutive trading days; and

(iii)	the average daily trading volume for our shares on the principal market on which they trade during those twenty consecutive trading days is equal to or greater than 0.2% of our free float.

(f)	Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on December 31, 2016.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 13, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie Chief Executive Officer, President, Secretary and Director	5,832,581(2) (direct and indirect)	3.1%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	David Z. Strickler, Jr. Vice President of Finance and Administration and Interim Chief Financial Officer and Interim Treasurer	1,071,150(3) (direct)	*
Common Stock	Mark H. Brennan Director	2,452,197(4) (direct)	1.3%
Common Stock	Steven A. Klein Director	12,352,814(5) (direct and indirect)	6.6%
Common Stock	All Officers and Directors as a Group (4 persons)	21,708,742	11.1%
5% STOCKHOLDERS
Common Stock	Steven A. Klein 1450 Broadway, 40th Floor New York, NY 10018	12,352,814(5) (direct and indirect)	6.6%
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	41,150,000(6) (direct)	22.6%
Common Stock	Charles A. Ager 3500 Lakeside Court, Suite 206 Reno, NV 89509	43,550,000(6) (direct and indirect)	23.9%

Notes:
* Represents less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of April 13, 2016, there were 181,472,875 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consist of: (i) 1,515,000 shares directly held by him; (ii) 100,000 shares held indirectly through Dosa Consulting, LLC (“Dosa”), an entity controlled by Mr. Birnie; (iii) 675,000 shares acquirable upon the exercise of warrants held directly by Mr. Birnie; (iii) 50,000 shares acquirable upon the exercise of warrants held by Dosa; and (iv) 3,492,581 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan within 60 days. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned n by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Birnie.

(3)

The shares listed as beneficially owned by Mr. Strickler consist (i) 16,600 shares directly held by Mr. Strickler; (ii) 4,550 shares acquirable upon the exercise of warrants directly held by Mr. Strickler; and (iii) 1,050,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days. Mr. Strickler also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Strickler.

(4)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 290,000 shares directly held by Mr. Brennan; (ii) 195,000 shares acquirable upon the exercise of warrants directly held by Mr. Brennan; and (iii) 1,967,197 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days. Mr. Brennan also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Brennan.

(5)

The shares listed as beneficially owned by Mr. Klein consist of (i) 926,384 shares directly held by Mr. Klein; (ii) 790,384 shares acquirable upon the exercise of warrants directly held by Mr. Klein; (iii) 1,025,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days; (iv) 5,153,354 shares over which Mr. Klein has investment and voting power as trustee for three trusts that are the direct owners of such shares; (v) 4,457,692 shares issuable upon the exercise of warrants and over which Mr. Klein has investment and voting power as trustee for three trusts that are the direct owners of such warrants. Mr. Klein disclaims any pecuniary interest in the shares held by the trusts for whom he acts as trustee.

(6)

The shares listed as beneficially owned by Nanominerals consist of 40,650,000 shares directly held by Nanominerals and 500,000 shares acquirable upon the exercise of warrants directly held by Nanominerals. The sole officer and director of Nanominerals is Dr. Charles A. Ager. In addition, pursuant to a shareholders agreement, Dr. Ager has control over a majority of the shareholder voting power of Nanominerals. As such, Dr. Ager has voting and dispositive power over the shares of our common stock listed as beneficially owned by Nanominerals and we have listed those shares as being indirectly beneficially owned by him. Individually, Dr. Ager owns 2,100,000 shares of our common stock. Also included in the number of shares listed as being indirectly beneficially owned by Dr. Ager are 300,000 shares of our common stock owned by Dr. Ager’s wife. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

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

2015 Special Warrant Financing

During our fiscal year ended December 31, 2015, the following directors and officers purchased special warrants (the “2015 Special Warrants”) under our 2015 Special Warrant Offering:

Name	Position	No. of 2015 Special Warrants
Steve A. Klein	Director (direct)	100,000
Steven A. Klein	Director (indirect as trustee for a trust)	750,000
Douglas D.G. Birnie	CEO, President, Secretary and Director	250,000

Under our 2015 Special Warrant Offering, we sold a total of 19,000,000 2015 Special Warrants at a price of $0.20 per 2015 Special Warrant for total gross proceeds of $3,800,000. In addition, directors and officers owning special warrants issued by us in 2014 (the “2014 Special Warrants”) exercised their rights to convert their 2014 Special Warrants into 2015 Special Warrants on a 1:1 basis for no additional consideration.

Effective February 28, 2016, all of our 2015 Special Warrants outstanding were automatically converted into units (each a “Unit”) on a 1:1 basis without the payment of any additional consideration in accordance with the terms of the 2015 Special Warrants. Each Unit consisted of one share of our common stock and one warrant entitling the holder to purchase one additional share of common stock at a price of $0.40 per share, expiring on February 28, 2020.

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

	Year Ended Dec. 31, 2015	Year Ended Dec. 31, 2014
Consulting Fees	$420,000	$420,000
Reimbursement of Expenses	18,917	31,930
Purchases of Equipment	0	24,900

	$438,917	$476,830

Purchased equipment for December 31, 2014 was an induction furnace.

In 2015, Nanominerals exercised its right to convert 2014 Special Warrants held by it into 2015 Special Warrants on a 1:1 basis, without the payment of any additional consideration. Effective February 28, 2016 all of the 2015 Special Warrants held by Nanominerals were converted into Units without the payment of any additional consideration (see “2015 Special Warrant Financing”).

For years ended December 31, 2015 and 2014, we had an outstanding balance due to Nanominerals of $145,168 and $237,551 respectively.

Effective February 26, 2016, we entered into a verbal agreement with Nanominerals Corp., pursuant to which we agreed to issue to Nanominerals share purchase warrants for the purchase of up to 4,500,000 shares of our common stock, exercisable at a price of $0.40 per share for a period expiring on February 28, 2020 (the “Warrants”). The Warrants were issued to Nanominerals in consideration for consulting services previously provided to us during the year ended December 31, 2015 with respect to the exploration and the underlying mineralogy and metallurgy of our Columbus Project in Esmeralda County, Nevada

DOSA Consulting, LLC

DOSA is a consulting firm owned by our CEO. From time to time the services provided by Nanominerals are coordinated for us by DOSA. No management fees are billed to us for these services. The total fees billed by DOSA for Nanominerals’ services for the years ended December 31, 2015 and 2014 were $438,917 and $476,830 respectively. At December 31, 2015 and 2014, we owed DOSA $145,168 and $237,551 respectively for services provided by Nanominerals. The CEO’s salary and reimbursable expenses are also paid to DOSA.

We had a lease agreement for mining claims with DDB Syndicate and our CEO is the indirect owner of a 1/8 interest in the DDB Syndicate. The mining lease agreement provided us with an option to purchase the DDB Claims and on November 20, 2012, and we exercised that option. The net option payment paid to DOSA was $22,469.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Pink marketplace, which does not have director independence requirements. In determining whether any of our directors are independent directors, we have applied the definition for independence set out in NASDAQ Rule 5605(a)(2). In applying this definition, we have determined that Mark H. Brennan and Steven A. Klein are independent directors. Douglas D.G. Birnie does not qualify as an independent member of our Board.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$66,757	$79,549
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$66,757	$79,549

Our audit committee annually reviews the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(14)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc., dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner, dated effective as of November 5, 2007.(5)
10.4	Management Employment Agreement for David Z. Strickler.(13)
10.5	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(8)
10.6	Non-Qualified Stock Option Agreement for Robert D. McDougal.(8)
10.7	Non-Qualified Stock Option Agreement for Michael A. Steele.(8)
10.8	Non-Qualified Stock Option Agreement for Mark H. Brennan.(8)
10.9	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(9)
10.10	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(10)
10.11	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(11)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(12)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(12)

Exhibit
Number	Description of Exhibit
10.14	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(12)
10.15	Form of Securities Purchase Agreement.(14)
10.16	Form of Registration Rights Agreement.(14)
10.17	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(15)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(15)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(15)
10.21	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(16)
10.22	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(18)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(18)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(18)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(18)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (18)
10.27	Form of Special Warrant Subscription Agreement.(17)
10.28	Nanominerals Subscription Agreement.(17)
10.29	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(19)
10.30	Form of Special Warrant Subscription Agreement.(21)
10.31	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(22)
10.32	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal. (22)
10.33	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr. (22)
10.34	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan. (22)
10.35	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein. (22)
14.1	Code of Ethics. (7)
21.1	List of Subsidiaries.(9)
23.1	Consent of Brown Armstrong Accountancy Corporation
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(20)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(13)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(16)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(18)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed November 19, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed March 4, 2015.
(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	April 14, 2016	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2016	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director (Principal Executive Officer)

Date:	April 14, 2016	By:	/s/ David Z. Strickler
DAVID Z. STRICKLER
Chief Operating Officer, Interim Chief Financial Officer and
Interim Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 14, 2016	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director

Date:	April 14, 2016	By:	/s/ Steven A. Klein
STEVEN A. KLEIN
Director