Form 10-K
period 2016-12-31
IRELAND INC.
filed 2017-04-11
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
[  ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [ X ] No

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
[__] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,593,704 based on the closing price of $0.23 June 30, 2016 as quoted by the OTCPink Marketplace on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2017, the Registrant had 272,057,380 shares of common stock outstanding.

IRELAND INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

In February 2008, we acquired our lead project, a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada, that we call the “Columbus Project.” The Columbus Project consists of 138 mineral claims covering approximately 6,778 acres, plus an additional 80 acres of private land, for a total of 6,858 acres including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. In addition, we own 80 acres of land in the southeast quadrant of the project. Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

Columbus Project Update

During fiscal 2016, we upgraded and calibrated new equipment at the Columbus Project’s onsite laboratory to ensure the accuracy of our onsite testing procedures. We also installed new high capacity thermal pretreatment, leach (TPAC) and concentration circuit equipment at the onsite pilot plant capable of processing 500 lbs. of sands per test. Recent work at the onsite laboratory and the pilot plant has created a potential new source of additional value to the Columbus Project. Testing of the gold smelting process on materials thermally treated at the pilot plant has given rise to the development of a separate smelting step that has resulted in palladium (Pd) extraction rates significantly higher than previously identified. The discovery of material quantities of extractable Pd in both the sand and the concentrates is very significant to the project.

Current, ongoing work at the Columbus Project is now being done to optimize the second smelting step for gold extraction. In addition, we expect to install larger furnaces at the onsite pilot plant to smelt increased quantities of concentrates that are expected to be produced from each run of the pilot plant. We are hopeful that the completion of this work will allow us to determine the economics of the process metallurgy and proposed extraction methodology.

Recent Corporate Developments

The following significant corporate developments occurred since the completion of our fiscal year ended December 31, 2015:

Consultant Warrants

Effective February 26, 2016, we entered into a verbal agreement with Nanominerals Corp., pursuant to which we agreed to issue to Nanominerals share purchase warrants for the purchase of up to 4,500,000 shares of our common stock, exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. These warrants were issued to Nanominerals in consideration for consulting services previously provided to us during the year ended December 31, 2015 with respect to the exploration and the underlying mineralogy and metallurgy of our Columbus Project in Esmeralda County, Nevada.

We also issued warrants for the purchase of an additional 450,000 shares of our common stock, also exercisable at $0.40 per share and expiring on February 28, 2020, to certain other consultants for services provided by them during the year ended December 31, 2015.

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

On April 13, 2016, David Z. Strickler, our Chief Operating Officer, was appointed as Interim CFO and Interim Treasurer. Mr. Strickler first joined our Company in March 2010 as our Vice President of Finance and Administration, and in April 2015, Mr. Strickler was appointed as our Chief Operating Officer.

Abandonment of Certain Mineral Claims

On August 31, 2016 we elected to allow 328 mineral claims that previously formed part of the Columbus Project mineral property to lapse (the “Abandoned Claims”) by declining to pay the BLM maintenance fees for the Abandoned Claims. By allowing the Abandoned Claims to lapse, we saved approximately $133,000 per year in claim maintenance fees. The claims retained by us primarily represent the claims making up the northwestern quadrant of the Columbus Project, as previously constituted, and includes North and South Sand Zones, as well as the permitted mine area where our pilot plant is located. As currently constituted, the Columbus Project is comprised of 126 placer claims and 12 millsite claims covering approximately 6,778 acres, plus 80 acres of private land.

Resignation of Steven A. Klein as Director

Effective October 13, 2016, Steven A. Klein resigned from our Board of Directors. Mr. Klein’s resignation did not result from any disagreement with the Company.

Reduced Warrant Exercise Price Offer

Effective December 27, 2016, our Board of Directors approved amendments to our 88,450,162 outstanding share purchase warrants (the “Outstanding Warrants”) to temporarily reduce the exercise price of the Outstanding Warrants to $0.08 per share (the “Temporary Warrant Price Reduction”) until 5:00 pm (Pacific Time) on January 31, 2017 (subsequently extended to February 17, 2017, as extended, the “Reduced Price Deadline”).

In conjunction with amending the exercise price for the Outstanding Warrants, the Company extended the term of 48,366,829 Outstanding Warrants issued by the Company between 2007 and 2012 that were previously scheduled to expire on December 31, 2016 (collectively, the “Expiring Warrants”). The Expiring Warrants were extended to the Reduced Price Deadline. Any Expiring Warrants that were not exercised by the Reduced Price Deadline have expired and are no longer exercisable.

The Temporary Warrant Price Reduction was also approved for the Company’s remaining 40,083,333 Outstanding Warrants that were not scheduled to expire prior to the Reduced Price Deadline (the “Non-Expiring Warrants”). Any Non-Expiring Warrants that were not exercised by the Reduced Price Deadline, are still exercisable in accordance with their original terms, including the exercise price set forth under the terms of the Non-Expiring Warrants.

A total of 38,455,921 shares were issued between January 20, 2017 and February 27, 2017 upon the exercise of Outstanding Warrants, for total gross proceeds of $3,076,473.

Amendments to Outstanding Stock Options

In conjunction with Temporary Warrant Price Reduction, the Board also approved amendments to certain options granted under our 2007 Stock Incentive Plan (the “Plan”). We reduced the exercise price of 1,367,197 options granted under the Plan to directors and executive officers of the Company to $0.08 per share (the “Temporary Option Price Reduction”) that were scheduled to expire on December 31, 2016 (the “Expiring D&O Plan Options”) and extended the term of the Expiring D&O Plan Options to the Reduced Price Deadline. Expiring D&O Plan Options that were not exercised by the Reduced Price Deadline, expired and have ceased to be exercisable. No Expiring D&O Plan Options were exercised by the Reduced Price Deadline, and all Expiring D&O Plan Options have expired.

The Board also approved the Temporary Option Price Reduction for 7,600,000 options granted under the Plan to directors, executive officers and certain consultants that qualify as “accredited investors” as defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) that were not expiring (the “Amended Non-Expiring Plan Options”). Amended Non-Expiring Plan Options not exercised by the Reduced Price Deadline, may still be exercised in accordance with their original terms, including satisfaction of any vesting requirements and payment of the exercise price set forth under the terms of their option grant. A total of 100,000 Amended Non-Expiring Plan Options were exercised by outside consultants of the Company before the Reduced Price Deadline.

The Board also approved an extension to 2,375,000 options granted under the Plan to former directors and officers (the “Former D&O Options”) to May 31, 2017. The exercise price of the Former D&O Options was not reduced, and are exercisable at the exercise price set forth under the terms of their option grant. As of the date of filing of this Annual Report on Form 10-K, a total of 500,000 Former D&O Options have been exercised at a price of $0.05 per share.

2017 Option Grants

The Board has also approved the grant of 8,070,000 non-qualified stock options under the Plan, exercisable at a price of $0.08 per share to directors, executive officers, employees and consultants. Directors and executive officers were granted the following options:

		Ex. Price	Number of
Optionee Name	Capacity	per Share	Options	Vesting Date	Expiry Date
Douglas D.G. Birnie	Director / Officer	$0.08	675,000	Jun. 30, 2017	Jun. 30, 2022
Douglas D.G. Birnie	Director / Officer	$0.08	337,500	Sept. 30, 2017	Sept. 30, 2022
Douglas D.G. Birnie	Director / Officer	$0.08	337,500	Dec. 31, 2017	Dec. 31, 2022
			1,350,000

David Z. Strickler	Officer	$0.08	450,000	Jun. 30, 2017	Jun. 30, 2022
David Z. Strickler	Officer	$0.08	225,000	Sept. 30, 2017	Sept. 30, 2022
David Z. Strickler	Officer	$0.08	225,000	Dec. 31, 2017	Dec. 31, 2022
			900,000

Mark Brennan	Director	$0.08	300,000	Jun. 30, 2017	Jun. 30, 2022
Mark Brennan	Director	$0.08	150,000	Sept. 30, 2017	Sept. 30, 2022
Mark Brennan	Director	$0.08	150,000	Dec. 31, 2017	Dec. 31, 2022

		Ex. Price	Number of
Optionee Name	Capacity	per Share	Options	Vesting Date	Expiry Date
600,000

Private Placement Offering at $0.08 per Share

On March 29, 2017, we completed a private placement offering of 49,369,123 shares of common stock at a price of $0.08 per share, for total gross proceeds of $3,949,530. The offering was completed pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Rule 506(b) of Regulation D on the basis that each of the subscribers is an “accredited investor” as defined in Regulation D, and we did not engage in any general solicitation or general advertisement in connection with the offering.

Directors, officers and Nanominerals Corp. participated in the private placement as follows:

Name	Relationship	No. of Shares	Purchase Price
Douglas D.G. Birnie	Director / Officer	500,000	$40,000
Mark Brennan	Director	250,000	$20,000
Nanominerals Corp.	Significant Shareholder	21,250,000	$1,700,000

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

If we enter into the development or production stages of any mineral deposits found on our mineral properties, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any mineral deposit development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;
-	Dust generation will have to be minimal or otherwise remediated;
-	Dumping of material on the surface will have to be recontoured and revegetated;
-	An assessment that all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;
-	The socio- economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
-	There will have to be a report of the potential impact of the work on the local fauna and flora.

Employees

As of the date of this Annual Report, other than our officers and directors, we have seven full-time employees.

ITEM 1A.	RISK FACTORS.

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

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2017 will be approximately $5,158,000. This amount is substantially greater than our existing financial resources. As of December 31, 2016, the date of our most recently available financial statements, we had cash reserves in the amount of $56,359. Subsequent to our fiscal year end, we raised approximately $7,084,003 from the exercise of outstanding share purchase warrants, outstanding options granted under our 2007 Stock Option Plan, and the sale of shares in a private placement offering through a combination of cash payments and settlements of outstanding debts. Although we believe that we have sufficient financial resources to pay for our anticipated expenditures for the next twelve months, our actual financial needs may be greater than anticipated. If our financial requirements are greater than anticipated, we will require additional financing.

If we are unable to obtain additional financing if and when needed, we may not be able to complete our exploration plans and our business could fail. We will scale back our exploration and business plans depending upon our existing financial resources.

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

Our long term assets at December 31, 2016 include mineral properties of $8,239,934 (2015 - $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

We currently lease office space located at 2360 W. Horizon Ridge Parkway Suite 100, Henderson, NV 89052 at a rate of $5,212 per month.

We currently own an interest in, or rights to, one mineral project that we refer to as the Columbus Project.

THE COLUMBUS PROJECT

The Columbus Project is a sediment hosted gold and silver exploration project located in western Nevada. It is comprised of 126 unpatented placer claims and 12 millsite claims on BLM land which cover 6,778 acres and an additional 80 acres of private land. It includes a permitted and operational pilot plant and mine site. We currently own a 100% stake in all 138 claims that make up the Columbus Project. Our current Area of Interest approximates 2,000 acres on the west side of our Project claims.

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

Figure 1: Location of Columbus Project

TITLE AND OWNERSHIP RIGHTS TO THE CSM CLAIMS, IRELAND CLAIMS AND THE DDB CLAIM

Figure 2: Columbus Project Property Map

The Columbus Project is comprised of 126 unpatented placer claims and 12 millsite claims on BLM land which cover 6,778 acres and an additional 80 acres of private land.

On August 31, 2016 we elected to allow 328 mineral claims that previously formed part of the Columbus Project mineral property to lapse (the “2016 Abandoned Claims”) by declining to pay the BLM maintenance fees for the Abandoned Claims. In 2014, we had previously elected to allow an additional 198 mineral claims to lapse. The claims retained by us primarily represent the claims making up the northwestern quadrant of the Columbus Project, as previously constituted, and includes North and South Sand Zones, as well as the permitted mine area where our pilot plant is located.

We acquired our initial interest in the Columbus Project in 2007 from Nanominerals pursuant to an assignment by Nanominerals of its rights to the Columbus Project. In February 2008, we acquired a 100% interest in the Columbus Project by merging Columbus Brine Inc. (“CBI”) with and into our wholly owned subsidiary incorporated for the sole purpose of acquiring CBI, CBI Acquisition Inc. Upon completion of the merger, CBI Acquisition Inc. changed its name to Columbus Minerals Inc.

A portion of the Columbus Project mineral claims (the “DDB Claims”) were previously owned by a mining syndicate known as the DDB Syndicate. Douglas D.G. Birnie, our President and Chief Executive Officer and a member of our Board, is the owner of a 1/8 interest in the DDB Syndicate. The remaining members of the DDB Syndicate are made up of the former directors and officers of CBI (including one of our former directors), the brother of a former officer and director of CBI, and certain affiliates of Nanominerals Corp. (“Nanominerals”). Nanominerals is a significant shareholder in our Company. Mr. Birnie also owns a 3.5% interest in Nanominerals. The DDB Claims were located by the DDB Syndicate in February 2007, prior to Mr. Birnie’s and Nanominerals’ involvement with our Company. Mr. Birnie also acquired his interest in Nanominerals prior to his involvement with our Company. We acquired a 100% interest in the DDB Claims in November 2012.

As of the date of this Annual Report on Form 10-K, we own a 100% interest in the Columbus Project.

To maintain our unpatented placer claims and millsite claims, we are required to pay annual maintenance fees to the US Bureau of Land and Minerals (the “BLM”) by September 1 of each year. The annual claim maintenance fees paid to the BLM for 2016 and 2015 claim years totaled $55,600 and $187,807, respectively. A summary of the Columbus Project Claims is included as an exhibit to this Annual Report on Form 10-K.

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

We have been granted the permit for our Phase Four drill program, which is expected to consist of 31 drill holes to a depth of at least 200 feet. It is planned that the drill program will cover an additional 0.48 square miles adjacent to the southern boundary of the North Sand Zone. The goal of this program is to expand the boundaries and improve the definition of the North Sand Zone. Following completion of the Phase Four drill program, we will re-evaluate the boundaries of the sand zones, the quantity of the mineralized material contained therein and the quality of the mineralization estimates within these areas. It is anticipated that additional drill programs will follow after Phase Four. We are currently devoting the majority of our resources on testing and modifying our mining and recovery methodology for the Columbus Project to determine if our planned extraction process for the Columbus Project is commercially viable. In addition, we plan on re-assaying all North and South Sand Zone drill samples using a new extraction process developed for the Columbus Project in order to update the mineralization grade. After effective operating parameters for the on-site pilot plant have been fully implemented and the pilot plant is operating continuously, we intend to initiate the Phase Four drilling program.

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

A follow up drilling program was initiated in Q2 of 2009 to delineate mineralized zones and further define the extent of gold and silver mineralization potential in the project area. 58 holes, for a total of 15,270 feet, were drilled as a follow up to the ~10,000 feet drilled in 2008. Sample composite intervals were changed from 10’ to 20’ because of the homogeneity of the sample material. Again, the drill material was stored in polyethylene bags in the onsite core facility. Samples were analyzed using caustic fusion assay under chain of custody protocols. In addition, 211 clay samples were taken at various depths for density determinations.

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

After completion of the pilot plant testing, we intend to re-assay all drill samples from the North and South Sand Zones. We had intended to have the reassaying of the drill samples completed in 2015. However, reassaying is being delayed as we focus on the pilot plant testing, which we believe to be more significant to the overall technical program.

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

GEOLOGIC MODEL

The SEC’s Industry Guide 7 sets out the reporting and disclosure requirements for issuers engaged in mineral exploration activities. Under the provisions of Industry Guide 7, only proven or probable reserves may be disclosed in filings with the SEC. “Reserves” are defined as that “part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” The calculation of reserves requires the preparation of a feasibility study demonstrating the economic and legal feasibility of mining and processing the mineralization at the project site. We do not currently have any proven or probable reserves. Industry Guide 7 does not permit us to disclose of inferred, indicated or measured resources in our filings with the SEC. Under the SEC’s guidelines, mineralized material estimates not meeting the definition of “reserves” may only be reported as in-place tonnage and grade.

The North Sand Zone, our focus area for sampling and drilling operations, covers a surface area of approximately 0.67 mi2. The South Sand Zone covers a surface area of approximately 0.48 mi2. The location of the North and South Sand Zones is shown in Figure 3.

These Sand Zones, located along the western edge of the project area, are alluvial material occurring as ‘fans’ that descend beneath the clay toward the center of the basin. The depth to this sand was gridded and contoured. This information is very useful for determining where this sand unit might be encountered during future drilling. In general, changes in sand depth parallel the basin. The average dry bulk density of the sands is 1.165 ton/yd³ (1.383 tonnes/m³). The sand zone averages 91.4% -1/4” as determined from 258 screen analysis of sonic drill samples from 0-200 ft. depth.

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

Prior to our 2007 – 2010 drill programs, we had engaged in extensive research and testing before determining that caustic fusion (on head ore and concentrates) and thiosulphate or cyanide leaching (on concentrates) were the best pyrometallurgical and hydrometallurgical methodologies for extracting gold and silver from the refractory sands and clays that encapsulate these metals at the Columbus Project. However, recent research suggests that using a thermal pre-treatment (“TP”) followed by autoclave or open vessel leaching (“AC”) may yield greater extraction results.

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

As mentioned previously, the entombment of the precious metals in the refractory organics and silicates at the Columbus Project can cause problems of extraction, and therefore detection by many methods of analysis. The early test work (2006-2009) completed by our metallurgists demonstrated that fire assaying and multi-acid digesting were ineffective at extracting commercial values of gold and silver from the head samples of sand and clay from the Columbus Project. In January 2010, the Nevada Bureau of Mines and Geology (the “NBMG”) reported that they had conducted a small sampling program on our claims.1 It should be noted that the location of the NBMG sample sites were approximately one to three miles away from our current area of operations and testing, and in a different geology. We have not conducted our own tests on sample materials extracted from this location. However, the results reported by the NBMG are consistent with our expectations based on our work using similar assaying methods. According to the report prepared by the NBMG, they took five near surface samples, taken to a depth of 30-52 cm (approx. one ft.), from the Columbus Salt Marsh. Splits of each of the samples were then reportedly analyzed by fire assay (Au and Ag), fire assay fusion followed by instrumental neutron activation finish (Au and Ag), fire assay and inductively coupled plasma atomic emission (Au), four acid near total digestion (Ag) and aqua regia digestion (Au and Ag). The NBMG reported that they found small quantities of gold (0.00035 opt to 0.000029 opt) and silver (0.00233 opt to 0.00029 opt) for four acid digestion – other tests were reportedly below their detection limits.

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

_________________________
1

Nevada Bureau of Mines and Geology Open -File Report 10-1: Geochemical Sampling of Selected Playas in Nevada: Alkali Lake (Esmeralda County), Columbus Salt Marsh (Esmeralda County). Rhodes Salt Marsh (Mineral County), and Winnemucca Dry Lake (Washoe County).

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

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) as Company personnel assisted in sample collection and preparation. We believe that, because the project site is comprised of alluvial soil, mineralization deposits are wide spread throughout the Columbus Project. However, the results of laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. The tests were also conducted under laboratory conditions and not on-site. In the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

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

The Columbus Project extraction process was originally designed to be a low cost method that consists of three steps:

1.	First, a gravity concentration circuit that processes between two and five tons of raw material to generate one ton of concentrates.

2.	Next, the concentrates are leached, then filtered and then loaded onto resins at the on- site pilot plant.

3.	The resins are then ashed to determine the quantity of gold and silver recovered.

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

The purpose of these bulk tests was to demonstrate the continued effectiveness of the onsite gravity concentration components of the precious metals extraction circuit, while also assisting in the determination of which operating parameters increase or decrease precious metals extraction. Readers should note that the tests referred to above were all from a single bulk sample test site and may not be representative of grades or recovery rates that can be expected for the overall North Sand Zone. We believe that, because the project site is comprised of alluvial soil, mineralzation deposits are wide spread throughout the Columbus Project. However, the area from which these samples were taken may represent an anomaly within the North Sand Zone and may not be representative of grades or recovery rates for the entire zone. Additional gravity concentration tests on bulk samples from different sites within the North Sand Zone will follow.

___________________________
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

Development and Laboratory Testing of TPAC Extraction Process

This work led to the development of the TPAC extraction process. Early test work using the TPAC process resulted in a significant increase in gold extraction on splits taken from the 10S7A drill hole location of the North Sand Zone. (See “Analytical Methodology”, above.)

As was reported in our technical update on November 2015, the results in laboratory scale testing of the TPAC process was consistent enough to warrant larger scale testing in the onsite pilot plant. In order to ensure reliability of on-site laboratory results in support of the pilot plant operations, new laboratory equipment was installed and all laboratory equipment was thoroughly tested and calibrated. This work was completed in January 2016.

Thermal Pretreatment (TP) equipment with sufficient capacity for the pilot plant was required to be designed and built by our technical team and Nanominerals. The design work for this equipment commenced in November 2015, and installation of this equipment in the pilot plant was completed in March 2016. This pilot plant scale TP equipment was tested in March 2016 and analytical results from material processed through the pilot TP equipment were consistent with results obtained from the laboratory scale equipment.

To support the pilot plant operations and increase the productivity within the technical program, three additional on-site personnel were hired in the first quarter of 2016. During the design and implementation of the larger TP equipment, pilot plant scale tests (approximately 1,000 lbs. in size) were completed. During these tests, the material was not subjected to the TP process. The resulting PLS concentrates were then analysed in the on-site laboratory. Generally, extraction rates were approximately 0.10 opt Au lower for materials not subjected to the TP process prior to leaching when compared to extraction rates achieved on materials that were subjected to the TP process in separate tests. These results confirmed that TP treatment of the head material is necessary for optimal extraction.

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

During 2016, Ireland Inc.’s technical team has conducted and completed a series of laboratory tests, the purpose of which was to confirm all the necessary components of its TPAC Gold Extraction Process. These tests included volume scale tests of the thermal pretreatment, leach and concentrating circuits as well as multiple extraction/smelting tests on lab concentrates to produce gold dore. The successful results of these tests have led the technical team to confirm the flow sheet for the pilot plant and to design and begin installation of the new concentration circuit in the pilot plant. The final extraction/smelting of pilot plant concentrates to produce gold dore, will be completed in the laboratory as previously planned.

Previous offsite laboratory scale testing of the TPAC process had averaged >0.25 opt Au (100g-2500g samples). Similar results have been achieved at the on-site laboratory on screened materials subjected to the modified TPAC using open vessel leaching. (See cautionary language below regarding reliance on these test results.)

Modified TPAC Gold Extraction Process

The gold extraction process from the Sand Material consists of the following steps:

1.	Screening (-1/4”)
2.	Thermal Pretreatment (TP - 1/4”)
3.	Leaching (TP -1/4”, 2 hour)
4.	Filtration (PLS with precious metals (PM))

5.	Concentration (PLS concentrate with PM)
6.	Extraction (PM precipitate from PLS concentrate)
7.	Smelting (PM precipitate)
8.	Gold Dore (Au, Ag, Pd)

Since November 2016, work at the onsite laboratory and the pilot plant has focused on the development of a second smelting step that has created a potential new source of additional value to the Columbus Project. This separate smelting step, developed during testing of the gold smelting process on materials thermally treated at the pilot plant, has resulted in palladium extraction rates significantly higher than previously identified. The discovery of palladium (Pd) in both the sand and the concentrates is potentially very significant to the project.

Ongoing Pilot Plant Testing

During the past year, we completed installation of a new pilot plant thermal pretreatment, leach (TPAC) and concentration circuit capable of processing 500 lbs of sands per test. We have also begun completing volume scale tests (~500 lbs) of the pilot plant TPAC and concentrating circuits, resulting in the creation of concentrates.

Laboratory Extraction Testing

As mentioned above, during the past year, we have developed a new smelting method for assaying the refractory coated gold (Au) and palladium (Pd) present in the Columbus Project sands. These efforts resulted in the development of a new two-step smelting method for first extracting Pd and then extracting Au from the concentrates produced on small scale tests (42g to 416g) in the on-site laboratory. We completed multiple extraction/smelting tests on concentrates, from pilot plant thermal pretreated sands. These smelting tests resulted in the extraction of palladium at levels significantly above previously identified levels of the metal. Pd extraction rates averaged 0.59 opt Pd, or 0.354 opt gold equivalent (AuE) based on 1oz Pd = 0.6oz Au, on samples taken from the same location. Work is now in progress (IP) to optimize the second smelting step for gold extraction.

The recent Pd assay results using the new smelt method on head ore sands were as follows:

Weight (g)	Smelt Method ID	Pd opt	Au opt	AuE opt
83	A	0	0.120 + IP	0.120
83	B	0.346	IP	0.207
166	B	0.547	IP	0.328
83	C	0.432	0.095 + IP	0.354
Average		0.331		0.252

(Smelt Method ID is an internal identifier indicating slight modifications to process)

IP indicates that testing is in progress and results are not currently available. AuE amounts on samples where Au results are IP are based solely on extracted Pd using 1oz PD = 0.6oz Au

The recent results of tests on the extractive smelting process using laboratory concentrates were as follows:

Weight (g)	Smelt Method ID	Pd opt	Au opt	AuE opt
42	D	1.534	IP	0.920
83	B	0.727	IP	0.436
83	A	0.158	IP	0.095
208	B	0.257	IP	0.154
416	B	0.451	IP	0.271
167	B	0.436	IP	0.262
167	E	0.148	IP	0.089
167	F	0.881	IP	0.529
83	G	0.720	IP	0.432
Average		0.590		0.354

. (Smelt Method ID is an internal identifier indicating slight modifications to process)

IP indicates that testing is in progress and results are not currently available. AuE amounts on samples where Au results are IP are based solely on extracted Pd using 1oz PD = 0.6oz Au

We believe that, because the project site is comprised of alluvial soil, mineralization deposits are wide spread throughout the Columbus Project. However, readers are cautioned that the materials sampled for the tests shown above are all from a single area within the Columbus Project site, and may not be indicative of results for the rest of the North Sand Zone or the Columbus Project as a whole. Third party chain of custody protocols were not observed during current testing as Ireland personnel are assisting in sample collection and preparation. In addition, in the past, Ireland has encountered difficulties when attempting to translate extraction results achieved under laboratory conditions to the larger scale on-site pilot plant.

We will continue to report results as they become available.

Current Work and Additional Needs

Current work is now focused on optimizing the second smelting step (heat, chemicals, etc.) for Au/Pd extraction on both the head ore and pilot plant concentrates. We will need to install larger furnaces in order to smelt the increased quantity of concentrates (+/-16 lbs) expected to be produced from each run of the pilot plant. The larger furnaces have been purchased and are expected to be delivered by April 15, 2017. Upon finalization of the second smelting step of our modified TPAC process for extracting Au (the first smelting step being focused on the extraction of Pd), we expect to be able to determine the economics of the process metallurgy.

In the second half of 2017, the Company intends to engage a third party for drill core re-analysis to determine the extractable grade of precious metals, to continue to operate the pilot plant and laboratory smelting circuit to process 500 lbs. per test, and to commence Phase 4 drill program to define potential resources in the area south of the previously drilled zones.

Readers are cautioned that the materials sampled for the tests shown above are all from a single area within the Columbus Project site, and may not be indicative of results for the rest of the North Sand Zone or the Columbus Project as a whole. The Company believes that, because the project site is comprised of alluvial soil, mineralization deposits are wide spread throughout the Columbus Project site. Third party chain of custody protocols were not observed during current testing as Ireland personnel are assisting in sample collection and preparation. In addition, in the past, Ireland has encountered difficulties when attempting to translate extraction results achieved under laboratory conditions to the larger scale on-site pilot plant. Ireland believes that this risk is reduced because the current pilot plant was used in its most recent successful test work reported above.

We will release the results from all of these internally generated tests when we complete the extraction from all of the PLS on a meaningful number of pilot plant test runs.

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) and are not being observed during current onsite pilot plant scale testing as Company personnel are assisting in sample collection and preparation. We believe that, because the project site is comprised of alluvial soil, mineralization deposits are wide spread throughout the Columbus Project. However, the results of small scale laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. In addition, in the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

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

MARKET INFORMATION

Quotations of our common stock are entered on the OTC Link alternative trading system on the OTC Pink marketplace under the symbol “IRLD.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	2016*		2015*
	High	Low	High	Low
First quarter ended March 31	$0.34	$0.17	$0.38	$0.14
Second quarter ended June 30	$0.34	$0.19	$0.51	$0.33
Third quarter ended September 30	$0.30	$0.15	$0.40	$0.19
Fourth quarter ended December 31	$0.15	$0.05	$0.35	$0.17

*	High and low bid information was not available for the periods presented. Prices represent high and low closing prices during the period.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 31, 2017, there were 310 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2016, we sold the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended:

•

Effective February 26, 2016, we verbally agreed to issue to Nanominerals Corp. share purchase warrants for the purchase of up to 4,500,000 shares of our common stock, exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. These warrants were issued to Nanominerals in consideration for consulting services previously provided to us during the year ended December 31, 2015 with respect to the exploration and the underlying mineralogy and metallurgy of our Columbus Project in Esmeralda County, Nevada. We also issued additional warrants to consultants for the purchase of an additional 450,000 shares of our common stock to certain other consultants for services provided by them during the year ended December 31, 2015. The information required by Item 701 of Regulation SK with respect to the issuance of these warrants was provided in our Current Report on Form 8- K filed with the SEC on March 3, 2016.

•

Effective February 28, 2016, a total of 21,025,000 2015 Special Warrants were automatically converted into Units without the payment of any additional consideration in accordance with the terms of the 2015 Special Warrants. The 21,025,000 2015 Special Warrants converted represented all of the 2015 Special Warrants that were outstanding on that date.

•

In June and July 2016, we entered into convertible loan agreements with three lenders for total loan proceeds of $150,000. As additional consideration for the loans granted, we issued to the lenders warrants to purchase up to an aggregate of 600,000 shares of our common stock at a price of $0.20 per share, expiring on the 5th anniversary of the effective date of their respective loan agreements. In addition, pursuant to the terms of the convertible loan agreements, the lenders had the right to convert the outstanding principal and any accrued and unpaid interest thereon into units (each a “Unit”) at a conversion price of $0.20 per Unit. Upon conversion, each Unit would consist of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share, expiring 5 years after the effective date of the convertible loan agreement. Alternatively, if we completed an equity financing prior to the maturity date of the loans, the lenders had the right to convert the outstanding principal and interest into the equity securities offered in that financing at a 20% discount to the offering price of that financing. Two of the lenders elected to exercise their rights to convert the outstanding principal and interest under the loans into shares of our common stock at a 20% discount to the discounted exercise price of $0.08 per share offered to the holders of our outstanding share purchase warrants from December 2016 to February 2017. The securities issued to the lenders were issued in reliance on the exemption from registration provided by Rule 506(b) of Regulation D of the Securities Act on the basis that each of the lenders was an accredited investor as defined in Rule 501(a) of Regulation D.

•

Between January 20, 2017 and February 27, 2017, we issued a total of 38,455,921 shares of common stock for gross proceeds of $3,076,473 upon the exercise of outstanding share purchase warrants at a reduced exercise price of $0.08 per share. The shares were issued in reliance on the exemption from registration provided by Rule 506(b) of Regulation D of the Securities Act on the basis of representations by the warrant holders that they were accredited investors as defined in Rule 501(a) of Regulation D.

•

In February 2017, we issued a total of 600,000 shares upon the exercise of options granted under our 2007 Stock Option Plan. The shares were issued pursuant to the exemptions from registration provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

•

On March 29, 2017, we issued a total of 49,369,123 shares of common stock at a price of $0.08 per share for gross proceeds of $3,949,530. The shares were issued in reliance on the exemption from registration provided by Rule 506(b) of Regulation D of the Securities Act on the basis that each of the subscribers were accredited investors as defined in Rule 501(a) of Regulation D, and we did not engage in any general solicitation or general advertising in connection with the offering.

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2016. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

(b)

Mining and Recovery Methodology: We currently have a Water Pollution Control permit for the Columbus Project that allows for the extraction of precious metals and the production of calcium carbonate on the 380-acre site (266-acre mine site, 60- acre mill site, and 54 acres defined as “undisturbed area”) at a mine rate of up to 792,000 tons per year. As previously reported, we are currently focused on the extraction of precious metals from the sand zone areas of the Columbus Project – specifically, the North and South Sand Zones.

Tests completed during 2012- 2014 led to the development of the TPAC extraction process. Early testing has resulted in significant increases in gold extraction on splits taken from a single drill hole location in the North Sand Zone. The TPAC method was expected to significantly increase the cost of gold extraction from the Columbus Project. However, as a result of tests completed over the past nine months, we have developed a modified TPAC process that is expected to lower the TPAC operating costs. Offsite laboratory scale testing of this modified TPAC process has averaged >0.25 opt Au from 100(3.5oz) to 2500g(88.1oz) samples and similar results in on-site laboratory scale samples taken from the pregnant leach solution (PLS) of the initial pilot plant scale tests. (See cautionary language below regarding reliance on laboratory test results.) Additional onsite pilot plant scale testing is now underway on the Columbus sands with the goal of processing all of the PLS. As a result, we have not yet determined our targeted precious metals extraction rates for this extraction method. Testing and optimization of the TPAC process on the Columbus Project sands, in the onsite pilot plant is ongoing. We will release the results from all of these internally generated tests when we complete the extraction from all of the PLS on a meaningful number of pilot plant test runs.

•

Since November, 2016 work at the onsite laboratory and the pilot plant has created a potential new source of additional value to the Columbus Project. Testing of the gold smelting process on materials thermally treated at the pilot plant has given rise to the development of a separate smelting step that has resulted in palladium extraction rates significantly higher than previously identified. The discovery of Palladium (Pd) in both the sand and the concentrates is potentially very significant to the project. Current work is now focused on optimizing the smelting process for Au/Pd extraction on both the head ore and the pilot plant concentrates, to include the purchase and installation of additional lab equipment and smelting furnaces to accomplish these tasks.

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) and are not being observed during current onsite pilot plant scale testing as Company personnel are assisting in sample collection and preparation. We believe that, because the project site is comprised of alluvial soil, mineralization deposits are wide spread throughout the Columbus Project. However, the results of small scale laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. In addition, in the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

Readers are further cautioned that we have not yet established any proven or probable reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

We anticipate spending approximately $5,158,000 on our exploration program and capital expenditures for the Columbus Project during the twelve months ending December 31, 2017.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended December 31, 2016 included in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Our financial position was as follows at December 31, 2016 and 2015:

	2016	2015

Cash	$56,359	$103,343

Current liabilities	$2,905,092	$378,090
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$6,689,798	$17,447,856

During our fiscal year ended 2016, our liquidity position was affected by the following:

•	Continued exploration stage losses of $12,335,679 for the twelve months ended December 31, 2016.
•

Significant non-cash expenses through this period included depreciation of $327,763, stock-based compensation of $1,122,328, investor relations costs of $435,668 and loss on the abandonment of mineral rights of $7,642,245.

•

We were able to defer certain payments due to officers, directors, vendors and related parties in an effort to conserve cash resulting in an increase in accounts payable and accrued liabilities of $1,350,035.

•	We received $1,037,000 from a related party (Nanominerals) and $150,000 from the issuance of convertible notes to unrelated third parties.

During our fiscal year ended 2015, our liquidity position was affected by the following:

•

Continued exploration stage losses of $471,131 for the twelve months ended December 31, 2015. Significant non-cash expenses through this period included depreciation of $540,458 and stock-based compensation of $500,194.

•	We received gross proceeds of $3,800,000 from the sale of 2015 Special Warrants and $10,000 from the exercise of stock options.

•	The proceeds received from equity transactions allowed us to purchase equipment totaling $298,469, pay down accounts payable by $332,276 and pay BLM claim maintenance fees of $187,807.

Our long term assets at December 31, 2016 include mineral properties of $8,239,934 (2015 - $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending December 31, 2017:

Columbus Project
• Property Payments	$56,000
• Drilling Program and Mineralization Estimates	989,000
• Pilot Plant / Project Feasibility	1,373,000
Total for Columbus Project	$2,418,000
General and Administration
Total for General and Administration	$2,140,000
Total Expected Expenses	$4,558,000
Total Expected Capital Expenditures	$600,000
Total Expected Cash Expenditures	$5,158,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through December 31, 2017 will be approximately $5,158,000. As of December 31, 2016, we had cash reserves in the amount of approximately $56,400. Subsequent to our year ended December 31, 2016, we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $32,000 through the exercise of outstanding options under our 2007 Stock Option Plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share. We will require additional financing to complete our exploration plans and to continue our operations . If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources. Over the past few months the Company has been funding operations with funds paid indirectly to suppliers and funds loaned to the Company by Nanominerals and affiliates of Nanominerals. The loans are unsecured and payable on demand.

•

Our management exercised cost cutting and cash preservation measures during 2016 for the purpose of extending the length of time that our cash position would allow us to continue operations. As part of these changes, compensation to our Chief Executive Officer, Douglas D.G. Birnie, Nanominerals Corp., and our independent board members had been deferred until such time as the Company has sufficient funds. These past due amounts were settled by end of Q1 2017 with a combination of cash payments and exchange of debt for common stock as part of the above described private placement at $0.08 per share.

•	Our twelve month budget includes capital expenditures of $600,000; however, we do not have any purchase commitments for capital assets.

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

Operating Expenses

Mineral exploration and evaluation expenses decreased by 39% to $1,001,571 during the year ended December 31, 2016 from $1,635,507 during the year ended December 31, 2015. The decrease was due to the termination of Western Analytical’s contract given our cash constraints. Western Analytical was paid a monthly fee of $52,800 for annual fees of 633,600.

Mineral exploration and evaluation expenses – related party increased by 40% to $616,274 for the year ended December 31, 2016 from $438,917 for the year ended December 31, 2015. The increase is due to increased expenses paid by and invoiced through Nanominerals given our cash constraints.

General and administrative expenses increased by 53% to $2,751,442 for the year ended December 31, 2016 from $1,803,989 for the year ended December 31, 2015. The increase is due in part to our grant of 13,020,000 options and warrants in 2016 compared to 3,500,000 in 2015. In addition, in Q4, the expiring warrants were extended and the exercise prices were decreased to $0.08. Both events resulted in an increase in stock based expenses of $1,057,802 as compared to 2015.

Abandonment of mineral rights increased to $7,642,245 during the year ended December 31, 2016 from $0 during the year ended December 31, 2015. Abandonment of Mineral Rights for 2016 represents our election on August 31, 2016 not to renew 328 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims.

Other Income and Expenses decreased by 100% to $3,616 during the year ended December 31, 2016 from $3,950,690 during the year ended December 31, 2015. The decrease was due to all Special Warrants being exercised or converted in February 2016 thus no gain/loss on derivative liability in 2016. The 2015 gain on derivative liability was $3,866,450.

Income Tax Expense decreased by 100% to an expense of $0 during the year ended December 31, 2016 from an expense of $2,950 during the year ended December 31, 2015.

Net Loss. The aforementioned factors resulted in a net loss of $12,335,679, or $0.07 per common share, for the year ended December 31, 2016, as compared with a net loss of $471,131, or $0.00 per common share, for the year ended December 31, 2015.

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

In August 2014, the FASB issued “ASU” 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We adopted the new standard in the fourth quarter of 2016.

In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective beginning January 1, 2018, with early application permitted. We are evaluating the effect the guidance will have on its consolidated financial statements.

In March 2016, ASU No. 2016-09 was issued related to stock based compensation. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective beginning June 1, 2017, with early application permitted. Adoption of the new guidance is being evaluated.

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of the new guidance is being evaluated.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements for the year ended December 31, 2016, including:

1.	Report of Independent Registered Accounting Firm (Brown Armstrong Accountancy Corporation);

2.	Consolidated Balance Sheets as of December 31, 2016 and 2015;

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015;

4.	Consolidated Statement of Stockholders’ Equity;

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

6.	Notes to Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ireland Inc.

We have audited the accompanying consolidated balance sheets of Ireland Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Ireland Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ireland Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Bakersfield, California
April 10, 2017

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$56,359	$103,343
Other receivables	2,279	4,177
Prepaid expenses	93,488	299,623

Total current assets	152,126	407,143

Property and equipment, net	749,753	1,077,516
Mineral properties	8,239,934	15,882,179
Reclamation bonds	1,115,153	1,121,184
Deposits	10,262	10,262

Total non-current assets	10,115,102	18,091,141

Total assets	$10,267,228	$18,498,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$772,720	$149,622
Accounts payable - related party	761,442	145,168
Accrued payroll and related taxes	170,673	60,010
Convertible notes, net of discount	139,967	-
Due to related party	1,060,290	23,290

Total current liabilities	2,905,092	378,090

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	3,577,430	1,050,428

Commitments and contingencies - Note 9

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 181,472,875 and 158,697,875 shares, respectively, issued and outstanding	181,471	158,696
Additional paid-in capital	67,960,874	66,406,028
Accumulated deficit	(61,452,547)	(49,116,868)

Total stockholders' equity	6,689,798	17,447,856

Total liabilities and stockholders' equity	$10,267,228	$18,498,284

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,001,571	1,635,507
Mineral exploration and evaluation expenses - related party	616,274	438,917
General and administrative	2,751,442	1,803,989
Depreciation	327,763	540,458
Abandonment of mineral rights	7,642,245	-

Total operating expenses	12,339,295	4,418,871

Loss from operations	(12,339,295)	(4,418,871)

Other income (expense)
Interest income	6,287	15,601
Rental income - related party	21,084	70,272
Change in derivative liability	-	3,866,450
Interest expense	(23,755)	(1,633)

Total other income (expense)	3,616	3,950,690

Loss before income taxes	(12,335,679)	(468,181)

Income tax expense	-	(2,950)

Net loss	$(12,335,679)	$(471,131)

Loss per common share - basic and diluted	$(0.07)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	177,905,204	155,488,560

Consolidated Statements of Comprehensive Loss

Net loss	$(12,335,679)	$(471,131)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	-	(5,478)

Total comprehensive loss	$(12,335,679)	$(476,609)

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	500,194	-	-	500,194

Issuance of warrants for cash, net	-	-	3,795,647	-	-	3,795,647

Derivative liability	-	-	(3,518,000)	-	-	(3,518,000)

Exercise of Special Warrants	7,725,000	7,725	(7,725)	-	-	-

Issuance of shares for cash, net	200,000	200	9,800	-	-	10,000

Unrealized loss on investments, net of $2,950 deferred tax	-	-	-	(5,478)	-	(5,478)

Net loss, December 31, 2015	-	-	-	-	(471,131)	(471,131)

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$-	$(49,116,868)	$17,447,856

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$-	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	1,122,328	-	-	1,122,328

Investor relations expense	-	-	435,668	-	-	435,668

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	-	(375)

Issuance of warrants for convertible notes	-	-	20,000	-	-	20,000

Net loss, December 31, 2016	-	-	-	-	(12,335,679)	(12,335,679)

Balance, December 31, 2016	181,472,875	$181,471	$67,960,874	$-	$(61,452,547)	$6,689,798

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,335,679)	$(471,131)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	327,763	540,458
Stock-based compensation	1,122,328	500,194
Investor relations expense	435,668	-
Abandonment of mineral rights	7,642,245	-
Amortization of debt discount	9,967	-
Change in derivative liability	-	(3,866,450)
Deferred income taxes	-	2,950
Changes in operating assets and liabilities:
Other receivables	1,898	2,203
Prepaid expenses	206,135	(39,139)
Reclamation bonds and other deposits	6,031	(139)
Accounts payable and accrued liabilities	1,350,035	(332,276)

Net cash used in operating activities	(1,233,609)	(3,663,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(298,469)

Net cash used by investing activities	-	(298,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	-	3,810,000
Advances due to related party	1,037,000	-
Proceeds from issuance of convertible notes	150,000	-
Financing issuance costs	(375)	(4,353)

Net cash provided by financing activities	1,186,625	3,805,647

NET CHANGE IN CASH	(46,984)	(156,152)

CASH AT BEGINNING OF PERIOD	103,343	259,495

CASH AT END OF PERIOD	$56,359	$103,343
	-

SUPPLEMENTAL INFORMATION

Interest paid	$6,267	$1,633

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Detachable warrants issued with convertible notes	$20,000	$-

Investor warrants issued with non-customary anti-dilution provisions	$-	$3,518,000

See Accompanying Notes to these Consolidated Financial Statements

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Going concern - The accompanying consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s history of losses, working capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company continues to incur operating losses and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations and 2) the Company’s inability to fully implement its current business plan. There can be no assurance that the Company will successfully improve its liquidity position. The accompanying consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

As of December 31, 2016, the Company had cumulative net losses of $61,452,547 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the year ended December 31, 2016, the Company incurred a net loss of $12,335,679, had negative cash flows from operating activities of $1,233,609 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $2,752,966 at December 31, 2016.

To address liquidity constraints, the Company temporarily reduced the exercise price of 88,450,160 warrants and 8,967,197 stock options to $0.08 per share for a period ending February 17, 2017. As a result, subsequent to the year ended December 31, 2016, the Company raised $3,076,474 and issued 38,455,921 shares of common stock. Additionally, on March 29, 2017, the Company completed a private placement offering of 49,369,123 shares of common stock at a price of $0.08 per share, for total gross proceeds of $3,949,530.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Management believes that these funds will allow the Company to continue its operations for the next twelve months. Additionally, the Company will continue to reduce expenses and defer payment of certain obligations where available. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Columbus Minerals Inc. (“CMI”) (including its wholly-owned single-member LLC subsidiary, Columbus Salt Marsh LLC (“CSM”)). Intercompany accounts and transactions have been eliminated.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 110,262,357 and 97,942,357 stock options and warrants were outstanding at December 31, 2016 and 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

Short-term inducements are treated as a modification of an existing award in the period the holder accepts the offer.

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

In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is evaluating the effect the guidance will have on its consolidated financial statements.

In March 2016, ASU No. 2016-09 was issued related to stock based compensation. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective beginning June 1, 2017, with early application permitted. Adoption of the new guidance is being evaluated.

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of the new guidance is being evaluated.

In August 2014, ASU 2014-15 was issued related to going concern presentation. The new standard requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for interim and annual periods ending after December 15, 2016. The Company adopted the standard in the fourth quarter of 2016.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2016			December 31, 2015
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(53,072)	$8,333	$61,405	$(40,984)	$20,421
Computers and
equipment	57,785	(46,548)	11,237	57,785	(36,493)	21,292
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,783,133)	142,598	2,925,731	(2,756,351)	169,380
Site equipment	2,179,803	(1,788,885)	390,918	2,179,803	(1,560,046)	619,757
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(333,333)	166,667	500,000	(283,334)	216,666

	$5,778,319	$(5,028,566)	$749,753	$5,778,319	$(4,700,803)	$1,077,516

Depreciation expense was $327,763 and $540,458 for the years ended December 31, 2016 and 2015, respectively.

3.	MINERAL PROPERTIES

Mineral properties consisted of the following:

	December 31,	December 31,
	2016	2015

Columbus Project	$8,216,758	$15,811,948
DDB claims	23,176	70,231

Ending balance	$8,239,934	$15,882,179

Columbus Project – On February 20, 2008, the Company acquired a 100% interest in the Columbus Project by way of merger with Columbus Brine Inc. (“CBI”). Prior to the merger, the Company held a 15% interest in the Columbus Project by satisfying its option agreement requirements. Pursuant to the option assignment agreement, the Company granted and continues to have a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company.

DDB claims - The Company had a lease agreement for mining claims with the DDB Syndicate. The DDB Syndicate is owned by the Company’s CEO, a former member of the Company’s Board of Directors, former officers and directors of CBI and their relatives and affiliates of NMC. The DDB claims were located in 2007, prior to any of these related persons’ involvement with the Company. In 2012, the Company exercised its option to purchase the DDB claims.

Abandonment of mineral rights - On August 31, 2016, the Company elected not to renew 47% of the existing Columbus Project claims and 67% of the existing DDB claims by declining to pay the Bureau of Land Management (“BLM”) maintenance fees for the abandoned claims. A loss of $7,642,245 was recognized during the year ended December 31, 2016.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MINERAL PROPERTIES (continued)

Reclamation Bonds - The Company maintains required reclamation bonding with the BLM. As of December 31, 2016 and 2015, reclamation bonding amounted to $1,115,153 and $1,121,184, respectively.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of December 31, 2016 and 2015. The estimated costs were discounted using credit adjusted risk-free interest rates of 4.25% and an inflation rates of 3.78%.

4.	DERIVATIVE WARRANT LIABILITY

At December 31, 2015, the Company had 22,775,000 Special Warrants outstanding. The Special Warrants were convertible through February 28, 2016, at no additional cost to the holder, on a 1:1 basis into units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. On February 28, 2016, all of the outstanding Special Warrants were automatically converted into units.

The Special Warrants had anti-dilution provisions, including the provision for the holders to participate in subsequent equity financings at no additional cost by converting the Special Warrants into shares or units offered in a subsequent equity financing for a total subscription price equal to the total subscription price paid for the Special Warrants.

The Company determined that the anti-dilution provision shielded the Special Warrant holders from the dilutive effects of subsequent equity financings and therefore the economic characteristics and risks of the Special Warrants were not clearly and closely related to the Company’s common stock. Accordingly, the Special Warrants were treated as a derivative liability carried at fair value.

The change in the fair value of the derivative liability was $3,866,450 for the year ended December 31, 2015. The fair value was estimated using the Binomial Lattice pricing-model, with the following assumptions used for the year ended December 31, 2015:

Dividend yield	-
Expected volatility	69.50% - 104.00%
Risk-free interest rate	0.08% - 0.28%
Expected life (years)	-

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CONVERTIBLE NOTES

During the year ended December 31, 2016, the Company entered into convertible note agreements in the amount $150,000. The notes accrue interest at 10% and mature $100,000 in June 2017 and $50,000 in July 2017. The notes may be converted into units at a conversion price of $0.20 with each unit consisting of one share of common stock and one warrant exercisable at $0.30 per share for a period of 5 years. Alternatively, if the Company completes a subsequent equity financing, the lender may convert the notes into common stock or common stock equivalents that the lender would have been entitled to had the lender participated in the subsequent equity financing at an aggregate subscription price equal to 125% of the full amount of the outstanding principal and any accrued but unpaid interest thereon at the date the conversion right is exercised (Alternative Conversion Option).

The Alternative Conversion Option is an embedded conversion feature which is required to be bifurcated and accounted for under derivative accounting; however, the amount was determined to be immaterial.

As additional consideration, the Company issued 600,000 detachable warrants. The warrants are exercisable at $0.20 per share expiring 400,000 in June 2021 and 200,000 in July 2021. The note proceeds were allocated between the two elements based on their relative fair values. The fair value of the warrants, in the amount of $20,000 was recorded as a debt discount and is being amortized to interest expense over the terms of the notes. The Company used the following assumptions to estimate the fair of the warrants:

Dividend yield	-
Expected volatility	126.58%
Risk-free interest rate	1.01 – 1.10%
Expected life (years)	-

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

The carrying value of the convertible notes, net of discount was comprised of the following at December 31, 2016:

Convertible notes at face value	$150,000
Unamortized discount	(10,033)

Convertible notes, net of discount	$139,967

Interest expense related to the convertible notes included the following for the year ended December 31, 2016:

Interest rate at 10%	$7,521
Amortization of debt discount	9,967

Total interest expense on convertible notes	$17,488

Subsequent to year end, all of the convertible notes and accrued interest were converted into shares at a price of $0.064 per share.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2016, stockholders’ equity activity consisted of the following:

December warrant modifications and inducements – The Company had 43,566,827 warrants outstanding expiring on December 31, 2016. Such warrants were issued in private placement transactions completed between 2007 and 2012 and had a weighted average exercise price of $0.80. Effective December 27, 2016, the Company reduced the exercise price of each warrant to $0.08 per share and extended the expiration date to January 31, 2017. Subsequent to year end, the warrants were further extended to February 17, 2017. As a result of the modifications, an expense of $435,668 was recorded and included in general and administrative expense as investor relations expense.

Additionally, the Company had 35,133,333 warrants outstanding expiring on various dates through July 2021. Such warrants were issued in private placement transactions completed between 2014 and 2016 and had a weighted average exercise price of $0.53 per share. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the warrants are exercisable at their original terms. Subsequent to year end, the temporary reduction period was extended to February 17, 2017. Shortterm inducements are treated as a modification of an existing award in the period the holder accepts the offer and therefore, the expense will be recognized if and when the holder accepts the offer.

November warrant modification – The Company had 8,896,901 warrants outstanding expiring on November 30, 2016. Such warrants were issued in a private placement transaction completed in 2012 and had a weighted average exercise price of $0.95 per share. Effective November 30, 2016, the warrants were extended to December 31, 2016 and were included in the December warrant extension. Related to these modifications, no expense was recognized as the fair value of the warrants was determined to be zero.

The Company used the following assumptions to estimate the fair values of the warrant extensions:

Dividend yield	-
Expected volatility	65.91 – 117.37%
Risk-free interest rate	0.38 – 0.50%
Expected life (years)	0.00 – 0.10

Issuance of warrants – As further discussed in Note 5, the Company issued $150,000 of convertible notes during the year ended December 31, 2016. As additional consideration, the Company issued 600,000 warrants exercisable for one additional share of common stock at $0.20. 400,000 warrants expire in June 2021 and 200,000 in July 2021.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCKHOLDERS’ EQUITY (continued)

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

The Company calculated the fair values of the warrant modifications using the Binomial Lattice model with the following assumptions and outputs:

Risk-free interest rate	0.67%
Expected volatility	160.95%
Expected life (years)	1.00
Fair value	$-

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCKHOLDERS’ EQUITY (continued)

At December 31, 2016, the Company’s outstanding warrants issued in financing transactions consisted of the following:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

8,896,901	$0.08	January 2017**
22,572,827	0.08	January 2017**
12,097,099	0.08	January 2017**
6,125,000	0.40*	March 2019
1,333,333	0.45*	March 2019
27,075,000	0.40*	February 2020
400,000	0.20*	June 2021
200,000	0.20*	July 2021

78,700,160

* The exercise prices have been temporarily reduced to $0.08 through January 31, 2017. Subsequent to year end the inducement period was extended to February 17, 2017.

** Subsequent to year end the expiration date was extended to February 17, 2017.

7.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of December 31, 2016, the Company had granted 25,486,916 options under the Plan with a weighted average exercise price of $0.37 per option. 21,712,197 options were outstanding as of December 31, 2016. On December 27, 2016, the Company has temporarily reduced the exercise price of 8,967,197 options through January 31, 2017 at which time the options would expire or return to their original terms. After year end, the temporary reduction period was extended through February 17, 2017.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At December 31, 2016, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK-BASED COMPENSATION (continued)

The Company used the following assumptions to estimate the fair values of the options granted for the years ended:

	December 31,	December 31,
	2016	2015
Dividend yield	-	-
Expected volatility	65.91 – 164.23%	71.55 - 165.70%
Risk-free interest rate	0.38 – 2.07%	0.02 – 1.32%
Expected life (years)	0.00 – 4.00	0.10 – 4.25

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

During the year ended December 31, 2016, stock based compensation activity was as follows:

a)

On December 27, 2016, the Company granted stock options under the Plan to the Company’s directors, executive officers and certain employees for an aggregate of 8,070,000 shares of common stock at an exercise price of $0.08 per option. The options vest 50% each on June 30, 2017, 25% on September 30, 2017 and 25% on December 31, 2017. The options expire on the fifth anniversary of the date that they vest.

b)

On December 27, 2016, the Company’s Board of Directors unilaterally determined to amend 1,367,197 stock options by extending their expiration dates and reducing their exercise price to $0.08 per share. The options were granted on various dates between 2009 and 2011 and had a weighted average exercise price of $0.61 per share. The expiration dates of all of the options were extended to January 31, 2017.

Additionally, the Company’s Board of Directors unilaterally determined to amend 7,600,000 stock options by temporarily reducing their exercise price to $0.08 per share for a period ending January 31, 2017. The options were granted on various dates between 2010 and 2015 and had a weighted average exercise price of $0.56 per share. After January 31, 2017, the options are exercisable under their previous terms.

The Company’s Board of Directors also unilaterally determined to amend 4,800,000 warrants by extending their expiration dates and reducing their exercise price to $0.08 per share. The warrants were granted to consultants on various dates between 2009 and 2011 and had a weighted average exercise price of $0.74 per share. The expiration dates of all of the warrants were extended to January 31, 2017.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK-BASED COMPENSATION (continued)

Additionally, the Company’s Board of Directors unilaterally determined to amend 4,950,000 warrants by temporarily reducing their exercise price to $0.08 per share for a period ending January 31, 2017. The warrants were granted to consultants on February 26, 2016 and had a weighted average exercise price of $0.40 per share. After January 31, 2017, the options are exercisable under their previous terms.

Subsequent to year, the Board of Directors unilaterally determined to further extend the expiration dates and reduced exercise price period to February 17, 2017.

c)

On December 27, 2016, the Company’s Board of Directors unilaterally determined to amend 2,375,000 stock options by extending their expiration dates. The options were granted at various dates between 2007 and 2015 and had a weighted average exercise price of $0.36 per share. The expiration dates of all of the options were extended to May 31, 2017.

d)

On March 25, 2016, the Company’s Board of Directors unilaterally determined to amend 3,067,197 stock options by extending their expiration dates. The options were granted at various dates between 2009 and 2014 and have a weighted average exercise price of $0.49 per share. The expiration dates of all of the options were extended to December 31, 2016. In all other respects, the terms and conditions of the options remain the same.

e)

On February 26, 2016, the Company granted 4,950,000 warrants to consultants exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided. 4,500,000 of the warrants were granted to NMC who is a related party as discussed in Note 11.

During the year ended December 31, 2015, stock based compensation activity was as follows:

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK-BASED COMPENSATION (continued)

d)

On April 1, 2015, the Company granted non-qualified stock options to the Company’s independent directors and certain executive officers under the Plan for an aggregate of 2,700,000 shares of common stock at an exercise price of $0.40 per option. The options vest 25% each on April 1, 2015, September 30, 2015, September 30, 2015 and December 31, 2015. The options expire on the fifth anniversary of the date that they vest. The options will automatically vest and become exercisable upon the occurrence of a change in control.

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $1,122,328 and $500,194 for the years ended December 31, 2016 and 2015, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense.

For the year ended December 31, 2015, the Company received $10,000 from the exercise of stock options; the related tax benefit amounted to $13,300 and the intrinsic value was $38,000. For the year ended December 31, 2016, no stock options were exercised.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2016 and 2015:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2014	17,054,697	0.32	0.58	3.17
Options/warrants granted	3,500,000	0.15	0.40	5.69
Options/warrants expired	(512,500)	0.19	0.49	-
Options/warrants exercised	(200,000)	0.38	0.05	-

Outstanding, December 31, 2015	19,842,197	$0.30	$0.56	2.90
Options/warrants granted	13,020,000	0.10	0.20	4.72
Options/warrants expired	(1,300,000)	0.31	0.65	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2016	31,562,197	$0.20	$0.41	2.92	$375,300

Exercisable, December 31, 2016	20,212,197	$0.28	$0.50	1.46	$133,200

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Of the options/warrants outstanding at year end, 18,717,197 were granted a temporary reduction in their exercise price to $0.08 for a period ending January 31, 2017 and subsequently extended to February 17, 2017. The temporary reduction is not reflected in the table above.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting during the year ended December 31, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2015	4,230,000	$0.27
Granted	8,070,000	0.06
Expired	(950,000)	0.29
Vested	-	-

Unvested, December 31, 2016	11,350,000	$0.12

As of December 31, 2016, there was $498,266 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.78 years as of December 31, 2016.

Of the unvested options outstanding at year end, 3,280,000 were granted a temporary reduction in their exercise price to $0.08 for a period ending January 31, 2017 and subsequently extended to February 17, 2017. Additionally, all vesting conditions were temporarily removed for the same periods. The temporary modifications are not reflected in the table above.

8.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities were as follows at:

	December 31,	December 31,
	2016	2015
Deferred income tax assets:

Net operating loss carryforward	$14,505,776	$13,303,487
Option compensation	2,291,101	2,040,115
Property, plant & equipment	920,749	917,392
Exploration costs	330,885	391,506
Asset retirement obligation	235,318	235,318

Gross deferred income tax assets	18,283,829	16,887,818
Less: valuation allowance	(15,419,721)	(11,399,261)

Net deferred income tax assets	2,864,108	5,488,557

Deferred income tax liabilities:

Acquisition related liabilities	(2,864,108)	(5,488,557)

Net deferred income tax liabilities	$-	$-

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES (continued)

A valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2016 and 2015, respectively.

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

A reconciliation of the tax provision at U.S. federal tax rates to the actual tax provision recorded in the financial statements consisted of the following components for the years ended:

	December 31,	December 31,
	2016	2015

Income tax benefit based on statutory tax rate	$(4,317,488)	$(163,863)
Reconciling items:
Non-deductible items	297,028	(1,329,760)
Change in valuation allowance	4,020,460	1,496,573

Income tax expense	$-	$2,950

The Company had cumulative net operating losses of approximately $41,445,072 as of December 31, 2016 for federal income tax purposes. Cumulative net operating losses from December 31, 2006 and previous years are effectively nil due to the annual limitation imposed by the Internal Revenue Code of 1986 as a result of the ownership percentage change limitations. The net operating loss carryforwards will expire between 2027 and 2036.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property. The lease requires for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748. The minimum lease commitment for the year period ended December 31, 2017 is $31,488.

Rental expense for office space was $61,497 and $59,417 for the years ended December 31, 2016 and 2015, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2017 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of December 31, 2016, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring June 30, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of December 31, 2016, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of December 31, 2016, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of December 31, 2016, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

10.	CONCENTRATIONS

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

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 23.7% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the years ended:

	December 31,	December 31,
	2016	2015

Reimbursement of expenses	$196,274	$18,917
Consulting services provided	420,000	420,000

Mineral and exploration
expense – related party	$616,274	$438,917

At December 31, 2016 and 2015, the Company owed DOSA $761,442 and $145,168, respectively, for NMC fees and reimbursements. During the year ended December 31, 2016, NMC advanced the Company $1,037,000 for working capital purposes. The advances have no formal repayment terms.

On February 26, 2016, the Company granted 4,500,000 warrants to NMC exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to-month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $21,084 and $20,272 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2015, SMC owed the Company $1,734. No amounts were due from SMC as of December 31, 2016.

Cactus Mining – Cactus Mining is an affiliate of NMC. For year ended December 31, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At December 31, 2016 and 2015, the remaining amount due was $23,290, respectively. Also, due to related parties at December 31, 2016 includes $1,037,000 due to NMC.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS

Convertible notes – Subsequent to year end, $100,000 of convertible notes and accrued interest were converted into shares at a price of $0.064 per share.

Warrant modifications and inducements – The Company had 43,566,827 warrants outstanding expiring on December 31, 2016. Effective December 27, 2016, the Company reduced the exercise price of each warrant to $0.08 per share and extended the expiration date to January 31, 2017.

Additionally, the Company had 35,133,333 warrants outstanding expiring on various dates through July 2021. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the warrants are exercisable at their original terms.

The above warrants were issued in private placement and other financing transactions. Subsequent to year end, the inducement period was extended to February 17, 2017.

Stock-based compensation modifications and inducements – The Company had 6,167,197 stock options and warrants outstanding expiring on December 31, 2016. Effective December 27, 2016, the Company reduced the exercise price of each award to $0.08 per share and extended the expiration date to January 31, 2017.

Additionally, the Company had 7,600,000 stock options outstanding expiring on various dates through December 2020. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the options are exercisable at their original terms.

Subsequent to year end, the inducement period was extended to February 17, 2017.

Accounts payable settlement – In March 2017, the Company settled $125,530 of accounts payable with the issuance of 1,569,123 shares of the Company’s common stock at a price of $0.08 per share.

Accrued director fees settlement – In March 2017, the Company settled $40,000 of accrued director fees with the issuance of 500,000 shares of the Company’s common stock at a price of $0.08 per share.

Private Placement – On March 29, 2017, the Company completed a private placement offering of 49,369,123 shares of common stock at a price of $0.08 per share, for total gross proceeds of $3,949,530.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Douglas D.G. Birnie	46	President, Chief Executive Officer, Secretary and Director
David Z. Strickler, Jr.	51	Chief Operating Officer and Interim Chief Financial Officer and Interim Treasurer
Mark H. Brennan	57	Director

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

Our President and Chief Executive Officer, Douglas D.G. Birnie, owns a 3.5% interest in Nanominerals.

AUDIT COMMITTEE

We do not currently have a separately designated audit committee. As such, our entire board of directors acts as our audit committee.”

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2016:

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas D.G. Birnie, CEO, President, Secretary, Director	2016 2015	$220,000 $70,000(1)	$0 $0	$0 $0	$84,287 $205,340(2)	$0 $0	$0 $0	$0 $0	$304,287 $275,340
Robert D. McDougal, Former CFO, Former Treasurer, Former Director	2016 2015	$7,500 $90,000	$0 $0	$0 $0	$0 $49,223(3)	$0 $0	$0 $0	$0 $0	$7,500 $139,223
David Z. Strickler, Jr., Interim CFO & Interim Treasurer, Vice President of Finance and Administration	2016 2015	$227,500 $200,000	$0 $0	$0 $0	$56,192 $73,835(4)	$0 $0	$0 $0	$0 $0	$283,692 $273,835

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

(2)

On April 1, 2015, Mr. Birnie was granted options to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.40 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on April 8, 2015. On December 27, 2016, Mr. Birnie was granted options to purchase an aggregate of 1,350,000 shares of our common stock at a price of $0.08 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on January 3, 2017.

(3)

Mr. McDougal passed away on January 15, 2016. On April 1, 2015, Mr. McDougal was granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.40 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on April 8, 2015.

(4)

Mr. Strickler was appointed as our Interim Chief Financial Officer and Interim Treasurer on April 13, 2016. On April 1, 2015, Mr. Strickler was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.40 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on April 8, 2015. On December 27, 2016, Mr. Strickler was granted options to purchase an aggregate of 900,000 shares of our common stock at a price of $0.08 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on January 3, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2016.

	No. of	No. of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise		Option Expiration
Name and Position	Exercisable	Unexercisable	Price	Vest Date	Date
Douglas D.G. Birnie	1,100,000	-	$0.05	30-Mar-07	30-Mar-17
CEO, President,	25,000	-	$0.75	30-Jun-10	31-Dec-16(16)
Secretary & Director	25,000	-	$0.75	31-Dec-10	31-Dec-16(16)
	25,000	-	$0.75	30-Jun-11	29-Jun-16(14) (16)
	25,000	-	$0.75	31-Dec-11	30-Dec-16(14) (16)
	28,209	-	$0.75	30-Jun-12	30-Jun-17
	32,699	-	$0.75	31-Dec-12	30-Dec-17
	150,000	-	$0.53	22-Aug-12	22-Aug-17
	75,000	-	$0.53	31-Mar-11	30-Mar-16(14) (16)
	25,000	-	$0.75	24-Aug-11	29-Jun-16(14) (16)
	25,000	-	$0.75	31-Dec-11	30-Dec-16(14) (16)
	32,315	-	$0.75	30-Jun-12	29-Jun-17
	38,889	-	$0.75	31-Dec-12	30-Dec-17
	75,000	-	$0.57	31-Mar-13	31-Mar-18
	41,864	-	$0.75	30-Jun-13	30-Jun-18
	75,000	-	$0.57	30-Jun-13	30-Jun-18
	75,000	-	$0.57	30-Sep-13	30-Sep-18
	43,605	-	$0.75	31-Dec-13	30-Dec-18
	75,000	-	$0.57	31-Dec-13	31-Dec-18
	75,000	-	$0.28	31-Mar-14	31-Mar-19
	75,000	-	$0.28	30-Jun-14	30-Jun-19
	75,000	-	$0.28	30-Sep-14	30-Sep-19
	75,000	-	$0.28	31-Dec-14	31-Dec-19
	300,000	-	$0.40	1-Apr-15	31-Mar-20
	300,000	-	$0.40	30-Jun-15	30-Jun-20
	300,000	-	$0.40	30-Sep-15	30-Sep-20
	300,000	-	$0.40	31-Dec-15	31-Dec-20
	120,000(1)	-	$0.05	30-Mar-07	30-Mar-17
	25,000(1)	-	$0.75	30-Jun-10	31-Dec-16(16)
	25,000(1)	-	$0.75	31-Dec-10	31-Dec-16(16)
	25,000(1)	-	$0.75	30-Jun-11	29-Jun-16(14) (16)
	25,000(1)	-	$0.75	31-Dec-11	30-Dec-16(14) (16)
	21,791(1)	-	$0.75	30-Jun-12	30-Jun-17
	17,301(1)	-	$0.75	31-Dec-12	30-Dec-17
	75,000(1)	-	$0.53	31-Mar-11	30-Mar-16(14) (16)
	25,000(1)	-	$0.75	24-Aug-11	29-Jun-16(14) (16)

	No. of	No. of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise		Option Expiration
Name and Position	Exercisable	Unexercisable	Price	Vest Date	Date
	25,000(1)	-	$0.75	31-Dec-11	30-Dec-16(14) (16)
	17,685(1)	-	$0.75	30-Jun-12	29-Jun-17
	11,111(1)	-	$0.75	31-Dec-12	30-Dec-17
	8,136(1)	-	$0.75	30-Jun-13	30-Jun-18
	6,395(1)	-	$0.75	31-Dec-13	30-Dec-18
	-	150,000	$0.75	(3)	5 yrs after vesting
	-	150,000	$0.75	(4)	5 yrs after vesting
	-	200,000	$0.90	(5)	5 yrs after vesting
	-	200,000	$0.90	(6)	5 yrs after vesting
	-	200,000	$0.90	(7)	5 yrs after vesting
	-	200,000	$0.90	(8)	5 yrs after vesting
	-	150,000	$0.57	(9)	5 yrs after vesting
	-	150,000	$0.57	(10)	5 yrs after vesting
	-	150,000	$0.28	(11)	5 yrs after vesting
	-	150,000	$0.28	(12)	5 yrs after vesting
	-	150,000	$0.40	(13)	5 yrs after vesting
	-	675,000	$0.08	30-Jun-17	30-Jun-2022
	-	337,500	$0.08	30-Sep-17	30-Sep-2022
	-	337,500	$0.08	31-Dec-17	31-Dec-2022
Robert D. McDougal	500,000(2)	-	$0.05	30-Mar-07	31-May-17(15)
CFO, Treasurer &	16,667(2)	-	$0.75	30-Jun-10	31-May-17 (15)
Director	16,667(2)	-	$0.75	31-Dec-10	31-May-17 (15)
	16,667(2)	-	$0.75	30-Jun-11	31-May-17(15)
	16,667(2)	-	$0.75	31-Dec-11	31-May-17(15)
	16,667(2)	-	$0.75	30-Jun-12	31-May-17(15)
	16,665(2)	-	$0.75	31-Dec-12	31-May-17(15)
	50,000(2)	-	$0.53	22-Aug-12	31-May-17(15)
	50,000(2)	-	$0.53	30-Mar-11	31-May-17(15)
	25,000(2)	-	$0.75	24-Aug-11	31-May-17(15)
	25,000(2)	-	$0.75	31-Dec-11	31-May-17(15)
	25,000(2)	-	$0.75	30-Jun-12	31-May-17(15)
	25,000(2)	-	$0.75	31-Dec-12	31-May-17(15)
	37,500(2)	-	$0.57	31-Mar-13	31-May-17(15)
	25,000(2)	-	$0.75	30-Jun-13	31-May-17(15)
	37,500(2)	-	$0.57	30-Jun-13	31-May-17(15)
	37,500(2)	-	$0.57	30-Sep-13	31-May-17(15)
	25,000(2)	-	$0.75	31-Dec-13	31-May-17(15)
	37,500(2)	-	$0.57	31-Dec-13	31-May-17(15)
	37,500(2)	-	$0.28	31-Mar-14	31-May-17(15)
	37,500(2)	-	$0.28	30-Jun-14	31-May-17(15)
	37,500(2)	-	$0.28	30-Sep-14	31-May-17(15)
	37,500(2)	-	$0.28	31-Dec-14	31-May-17(15)
	50,000	-	$0.40	1-Apr-15	31-May-17(15)
	50,000	-	$0.40	30-Jun-15	31-May-17(15)
	50,000	-	$0.40	30-Sep-15	31-May-17(15)
	50,000	-	$0.40	31-Dec-15	31-May-17(15)
David Z. Strickler, Jr.	25,000	-	$0.82	31-Mar-10	31-Dec-16(16)
VP of Finance &	25,000	-	$0.82	30-Jun-10	31-Dec-16(16)
Administration	25,000	-	$0.82	30-Sep-10	31-Dec-16(16)
	25,000	-	$0.82	31-Dec-10	31-Dec-16(16)
	25,000	-	$0.82	31-Mar-11	30-Mar-16(14) (16)
	25,000	-	$0.82	30-Jun-11	29-Jun-16(14) (16)
	25,000	-	$0.82	30-Sep-11	29-Sep-16(14) (16)
	25,000	-	$0.82	31-Dec-11	30-Dec-16(14) (16)
	25,000	-	$0.75	24-Aug-11	29-Jun-16(14) (16)

	No. of	No. of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise		Option Expiration
Name and Position	Exercisable	Unexercisable	Price	Vest Date	Date
	25,000	-	$0.75	31-Dec-11	30-Dec-16(14) (16)
	25,000	-	$0.75	30-Jun-12	29-Jun-17
	25,000	-	$0.75	31-Dec-12	30-Dec-17
	50,000	-	$0.57	31-Mar-13	31-Mar-18
	25,000	-	$0.75	30-Jun-13	30-Jun-18
	50,000	-	$0.57	30-Jun-13	30-Jun-18
	50,000	-	$0.57	30-Sep-13	30-Sep-18
	25,000	-	$0.75	31-Dec-13	30-Dec-18
	50,000	-	$0.57	31-Dec-13	31-Dec-18
	50,000	-	$0.28	31-Mar-14	31-Mar-19
	50,000	-	$0.28	30-Jun-14	30-Jun-19
	50,000	-	$0.28	30-Sep-14	30-Sep-19
	50,000	-	$0.28	31-Dec-14	31-Dec-19
	75,000	-	$0.40	1-Apr-15	31-Mar-20
	75,000	-	$0.40	30-Jun-15	30-Jun-20
	75,000	-	$0.40	30-Sep-15	30-Sep-20
	75,000	-	$0.40	31-Dec-15	31-Dec-20
	-	75,000	$0.75	(3)	5 yrs after vesting
	-	75,000	$0.75	(4)	5 yrs after vesting
	-	100,000	$0.90	(5)	5 yrs after vesting
	-	100,000	$0.90	(6)	5 yrs after vesting
	-	100,000	$0.90	(7)	5 yrs after vesting
	-	100,000	$0.90	(8)	5 yrs after vesting
	-	100,000	$0.57	(9)	5 yrs after vesting
	-	100,000	$0.57	(10)	5 yrs after vesting
	-	100,000	$0.28	(11)	5 yrs after vesting
	-	100,000	$0.28	(12)	5 yrs after vesting
	-	150,000	$0.40	(13)	5 yrs after vesting
	-	450,000	$0.08	30-Jun-17	30-Jun-2022
	-	225,000	$0.08	30-Sep-17	30-Sep-2022
	-	225,000	$0.08	31-Dec-17	31-Dec-2022

Notes:

(1)	Represents options transferred as part of court approved divorce proceedings.
(2)	Represents options gifted to a family trust, of which Mr. McDougal acted as trustee.
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
(15)

Mr. McDougal passed away on January 15, 2016. Pursuant to their terms (i) any options granted to Mr. McDougal that had not previously vested terminated immediately upon his death; and (ii) any options granted to Mr. McDougal that had vested prior to his death became set to expire on the earlier of the options’ scheduled expiration date and the date that is 6 months after his death. Effective March 25, 2016, our Board of Directors extended the exercise period for Mr. McDougal’s vested options to December 31, 2016. Effective December 27, 2016 our Board of Directors extended the exercise period for Mr. McDougal’s vested options to May 31, 2017.

(16)

Effective December 27, 2016, the expiration date for these options was extended to January 31, 2017 and on January 17, 2017, these options were further extended to February 17, 2017. As of the date of filing of this Annual Report on Form 10-K, these options have expired.

EXECUTIVE COMPENSATION CONTRACTS AND 2017 COMPENSATION ARRANGEMENTS

Annual cash compensation paid to our executive officers is as follows:

Name	Position	Annual Cash
		Compensation 2017

Douglas D.G. Birnie(1)	Chief Executive Officer, President and Secretary	$250,000

David Z. Strickler	Chief Operating Officer, Interim Chief Financial Officer and Interim Treasurer	$230,000

(1)	Payable to DOSA Consulting LLC. Mr. Birnie has verbally agreed to defer payment of the cash components of his compensation until such time as we have sufficient funds available.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2016 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our December 31, 2016 fiscal year is set out in the tables above.

	Fees				Nonqualified
	Earned or			Non- Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash(1)	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Mark H. Brennan(2)	$42,000	$0	$37,461	$0	$0	$0	$79,461
Steven A. Klein(3)	$34,000	$0	$0	$0	$0	$0	$34,000

Notes:

(1)

From April 1, 2015 to March 1, 2016, we compensated our independent directors at a rate of $12,000 per annum. Previously, we compensated our independent directors at a rate of $48,000 per annum. Beginning March 1, 2016, the cash compensation payable to our independent directors was returned to pre-2015 levels of $48,000 per year.

(2)

On December 27, 2016, Mr. Brennan was granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.08 per share. A description of these options, including the vesting and expiration provisions, was provided in our Current Report on Form 8-K filed on January 3, 2017.

As of the end of our fiscal year ended December 31, 2016, Mr. Brennan had options to purchase up to 2,767,197 shares (2015 - 2,167,197 shares) of our common stock, 1,967,197 of which are vested and exercisable. These options have various exercise prices and expiration dates.

(3)	Mr. Klein resigned as a member of our board of directors on October 13, 2016.

As of the end of our fiscal year ended December 31, 2016, Mr. Klein had options to purchase up to 1,025,000 shares (2015 – 1,025,000) of our common stock, all of which are vested and exercisable. These options are scheduled expire on May 31, 2017.

Each of the options granted to our independent directors will automatically vest and become exercisable upon the occurrence of a change in control of the Company. We do not have any other change in control arrangements with our independent directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2016, our most recent fiscal year end.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted- Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved By Security	None	Not Applicable	None
Holders

Equity Compensation Plans
Not Approved By Security	31,562,197(1)	$0.41(3)	11,728,734(2)
Holders

Notes:

(1)	Includes options and warrants to purchase an aggregate of 9,850,000 shares of our common stock issued to consultants outside of our 2007 Stock Incentive Plan (see below).
(2)	Our 2007 Stock Incentive Plan contains provisions that automatically increase the number of shares available for issuance (see below).
(3)

Weighted average exercise price was calculated based on the original exercise price of the outstanding options and warrants as of December 31, 2016, and was not calculated based on the $0.08 temporarily reduced exercise price of $0.08, which expired on February 17, 2017.

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

The 2007 Plan was scheduled to expire on March 27, 2017. Our Board of Directors resolved to extend the term of the 2007 Plan to March 30, 2022. If an award expires, terminates or is canceled, the shares of our Common Stock not purchased thereunder may again be made available for issuance under the 2007 Plan.

Options and Warrants Granted to Consultants Outside of 2007 Plan

At the end of our 2016 fiscal year, we had the following outstanding options and warrants that had been issued outside of our 2007 Plan to certain consultants in exchange for their services:

(a)	Options to purchase 100,000 shares of our common stock exercisable at a price of $1.75 per share, expiring on August 15, 2017.

(b)	Warrants to purchase up to 200,000 shares of our common stock at a price of $0.55 per share, expiring on December 31, 2016, which expiry date was extended to February 17, 2017.

(c)	Warrants to purchase up to 300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on December 31, 2016, which expiry date was extended to February 17, 2017.

(d)	Warrants to purchase up to 3,300,000 shares of our common stock exercisable at a price of $0.75 per share, expiring on December 31, 2016, which expiry date was extended to February 17, 2017.

(e)	Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on December 31, 2016, which expiry date was extended to February 17, 2017.

(f)	Warrants to purchase 500,000 shares of our common stock, exercisable at a price of $0.75 per share and expiring on December 31, 2016, which expiry date was extended to February 17, 2017.

(g)	Warrants to purchase 4,950,000 shares of our common stock, exercisable at a price of $0.40 per share and expiring on February 28, 2020.

As of the date of filing of this Annual Report on Form 10-K, the warrants described in paragraphs (a) through (f) above had either been exercised, or have expired.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

		Number of	Percentage of
	Name and Address	Shares of	Common
Title of Class	of Beneficial Owner	Common Stock	Stock(1)

DIRECTORS AND OFFICERS
Common Stock	Douglas D.G. Birnie	6,107,581(2)	2.2%
	Chief Executive Officer, President, Secretary	(direct and
	and Director	indirect)

Common Stock	David Z. Strickler, Jr.	821,150(3)	*
	Vice President of Finance and Administration	(direct)
and Interim Chief Financial Officer

Common Stock	Mark H. Brennan	1,965,000(4)	*
	Director	(direct)

Common Stock	All Officers and Directors	8,963,731	3.2%
as a Group (5 persons)

5% STOCKHOLDERS
Common Stock	Nanominerals Corp.	62,400,000(5)	22.9%
	P.O. Box 530696	(direct)
Henderson, NV 89053

Common Stock	Charles A. Ager	64,800,000(5)	23.8%
	P.O. Box 530696	(direct and
	Henderson, NV 89053	indirect)

Notes:
* Represents less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 31, 2017, there were 272,057,380 shares of our common stock issued and outstanding.

(2)

The shares listed as beneficially owned by Mr. Birnie consist of: (i) 2,065,000 shares directly held by him; (ii) 150,000 shares held indirectly through Dosa Consulting, LLC (“Dosa”), an entity controlled by Mr. Birnie; (iii) 625,000 shares acquirable upon the exercise of warrants held directly by Mr. Birnie; and (iii) 3,267,581 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan within 60 days. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie do not include any part of the shares of our common stock owned n by Nanominerals as Mr. Birnie does not have any voting or investment power over the shares owned by Nanominerals. Mr. Birnie also directly owns additional options to acquire shares of our common stock that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Birnie.

(3)

The shares listed as beneficially owned by Mr. Strickler consist (i) 21,150 shares directly held by Mr. Strickler; and (ii) 800,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days. Mr. Strickler also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Strickler.

(4)

The shares listed as beneficially owned by Mr. Brennan consists of: (i) 540,000 shares directly held by Mr. Brennan; (ii) 125,000 shares acquirable upon the exercise of warrants directly held by Mr. Brennan; and (iii) 1,300,000 shares acquirable upon the exercise of options granted under our 2007 Stock Incentive Plan and exercisable within 60 days. Mr. Brennan also owns additional options that are not currently exercisable and will not become exercisable within the next 60 days. As such, the shares underlying these options have not been included in the number of shares beneficially owned by Mr. Brennan.

(5)

The shares listed as beneficially owned by Nanominerals consist of 62,400,000 shares directly held by Nanominerals. The sole officer and director of Nanominerals is Dr. Charles A. Ager. In addition, pursuant to a shareholders agreement, Dr. Ager has control over a majority of the shareholder voting power of Nanominerals. As such, Dr. Ager has voting and dispositive power over the shares of our common stock listed as beneficially owned by Nanominerals and we have listed those shares as being indirectly beneficially owned by him. Individually, Dr. Ager owns 2,100,000 shares of our common stock. Also included in the number of shares listed as being indirectly beneficially owned by Dr. Ager are 300,000 shares of our common stock owned by Dr. Ager’s wife. The shares owned by Dr. Ager and Mrs. Ager have not been included in the shares beneficially owned by Nanominerals. Mr. Birnie also owns a 3.5% interest in Nanominerals Corp. The shares listed as beneficially owned by Mr. Birnie have not been included in the shares beneficially owned by Nanominerals.

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

2017 $0.08 per Share Private Placement Offering

On March 29, 2017, we completed a private placement offering of 49,369,123 shares of common stock at a price of $0.08 per share, for total gross proceeds of $3,949,530. Directors, officers and Nanominerals Corp. participated in the private placement as follows:

Name	Relationship	No. of Shares	Purchase Price
Douglas D.G. Birnie	Director / Officer	500,000	$40,000
Mark Brennan	Director	250,000	$20,000

Name	Relationship	No. of Shares	Purchase Price
Nanominerals Corp.	Significant Shareholder	21,250,000	$1,700,000

Nanominerals Corp.

Nanominerals Corp. (“Nanominerals”) is our largest stockholder, beneficially owning 23.7% of our common stock. Dr. Charles A. Ager is the sole officer and director of Nanominerals and has control over a majority of the voting power of Nanominerals. Douglas D.G. Birnie, our Chief Executive Officer and President is the owner of a 3.5% interest in Nanominerals. Mr. Birnie acquired his interest in Nanominerals prior to his and their involvement with our Company. Nanominerals and Dr. Ager act as consultants to us on technical exploration and financial matters. In addition, Nanominerals has provided dedicated use of its laboratory, instrumentation, milling and research equipment and facilities. Nanominerals invoices us for services provided plus expenses incurred in connection with providing those services.

	Year Ended Dec. 31, 2016	Year Ended Dec. 31, 2015
Consulting Fees	$420,000	$420,000
Reimbursement of Expenses	$196,274	18,917

	$616,274	$438,917

For years ended December 31, 2016 and 2015, we had an outstanding balance due to Nanominerals of $761,442 and $145,168 respectively.

Effective February 26, 2016, we entered into a verbal agreement with Nanominerals Corp., pursuant to which we agreed to issue to Nanominerals share purchase warrants for the purchase of up to 4,500,000 shares of our common stock, exercisable at a price of $0.40 per share for a period expiring on February 28, 2020 (the “Warrants”). The Warrants were issued to Nanominerals in consideration for consulting services previously provided to us during the year ended December 31, 2015 with respect to the exploration and the underlying mineralogy and metallurgy of our Columbus Project in Esmeralda County, Nevada

During the course of 2016, Nanominerals advanced the Company $1,037,000 for working capital purposes. The advances had no formal repayment terms and the total was converted to common stock at $0.08 per share in Q1 2017.

DOSA Consulting, LLC

DOSA is a consulting firm owned by our CEO. From time to time, the services provided by Nanominerals are coordinated for us by DOSA. No management fees are billed to us for these services. The total fees billed by DOSA for Nanominerals’ services for the years ended December 31, 2016 and 2015 were $616,274 and $438,917 respectively. At December 31, 2016 and 2015, we owed DOSA $761,442 and $145,168 respectively for services provided by Nanominerals. The CEO’s salary and reimbursable expenses are also paid to DOSA.

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

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$41,449	$66,757
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$41,449	$66,757

Our audit committee annually reviews the qualifications of Brown Armstrong Accountancy Corporation, prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(14)
10.1	2007 Stock Incentive Plan.(4)
10.2	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(8)
10.3	Non-Qualified Stock Option Agreement for Robert D. McDougal.(8)
10.4	Non-Qualified Stock Option Agreement for Mark H. Brennan.(8)
10.5	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(9)
10.6	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(10)
10.7	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(11)
10.8	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(12)
10.9	Non-Qualified Stock Option Agreement for Robert D. McDougal.(12)
10.10	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(12)
10.11	Form of Securities Purchase Agreement.(14)
10.12	Form of Registration Rights Agreement.(14)
10.13	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(15)
10.14	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(15)
10.15	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(15)
10.16	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(15)
10.17	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(16)
10.18	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(18)
10.19	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(18)
10.20	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(18)
10.21	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(18)
10.22	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (18)
10.23	Form of Special Warrant Subscription Agreement.(17)

Exhibit
Number	Description of Exhibit
10.24	Nanominerals Subscription Agreement.(17)
10.25	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(19)
10.26	Form of Special Warrant Subscription Agreement.(21)
10.27	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(22)
10.28	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal. (22)
10.29	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr. (22)
10.30	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan. (22)
10.31	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein. (22)
10.32	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for Douglas D.G. Birnie.
10.33	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for David Z. Strickler, Jr.
10.34	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for Mark H. Brennan.
14.1	Code of Ethics. (7)
21.1	List of Subsidiaries.(9)
23.1	Consent of Brown Armstrong Accountancy Corporation
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	None.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(13)	None.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(16)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(18)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed November 19, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed March 4, 2015.
(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRELAND INC.

Date:	April 10, 2017	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 10, 2017	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
Director (Principal Executive Officer)

Date:	April 10, 2017	By:	/s/ David Z. Strickler
DAVID Z. STRICKLER
Chief Operating Officer, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 10, 2017	By:	/s/ Mark H. Brennan
MARK H. BRENNAN
Director