Form 10-Q
period 2016-03-31
IRELAND INC.
filed 2017-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
As of May 11, 2017, the Registrant had 272,898,347 shares of common stock outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of our results for the year ended December 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$10,213	$103,343
Other receivables	911	4,177
Prepaid expenses	198,242	299,623

Total current assets	209,366	407,143

Property and equipment, net	993,860	1,077,516
Mineral properties	15,882,179	15,882,179
Reclamation bonds	1,115,038	1,121,184
Deposits	10,262	10,262

Total non-current assets	18,001,339	18,091,141

Total assets	$18,210,705	$18,498,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$357,245	$149,622
Accounts payable - related party	361,104	145,168
Accrued payroll and related taxes	93,122	60,010
Due to related party	168,290	23,290

Total current liabilities	979,761	378,090

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,652,099	1,050,428

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 181,472,875 and 158,697,875 shares, respectively, issued and outstanding	181,471	158,696
Additional paid-in capital	67,366,291	66,406,028
Accumulated deficit	(50,989,156)	(49,116,868)

Total stockholders' equity	16,558,606	17,447,856

Total liabilities and stockholders' equity	$18,210,705	$18,498,284

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	262,015	436,917
Mineral exploration and evaluation expenses - related party	215,936	110,168
General and administrative	1,317,049	434,612
Depreciation	83,656	180,494

Total operating expenses	1,878,656	1,162,191

Loss from operations	(1,878,656)	(1,162,191)

Other income (expense)
Interest income	1,710	4,759
Rental income - related party	5,202	55,001
Change in derivative liability	-	613,950
Interest expense	(544)	(529)

Total other income (expense)	6,368	673,181

Loss before income taxes	(1,872,288)	(489,010)

Income tax expense	-	(1,131)

Net loss	$(1,872,288)	$(490,141)

Loss per common share - basic and diluted	$(0.01)	$-

Weighted average common shares outstanding - basic and dilutive	166,912,710	151,024,819

Consolidated Statements of Comprehensive Loss

Net loss	$(1,872,288)	$(490,141)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	-	(2,099)

Total comprehensive loss	$(1,872,288)	$(492,240)

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	41,625	-	-	41,625

Issuance of warrants for cash, net	-	-	3,726,136	-	-	3,726,136

Derivative liability	-	-	(3,472,500)	-	-	(3,472,500)

Exercise of Special Warrants	3,425,000	3,425	(3,425)	-	-	-

Issuance of shares for cash, net	200,000	200	9,800	-	-	10,000

Unrealized loss on investments, net of $1,131 deferred tax	-	-	-	(2,099)	-	(2,099)

Net loss, March 31, 2015	-	-	-	-	(490,141)	(490,141)

Balance, March 31, 2015	154,397,875	$154,396	$65,927,748	$3,379	$(49,135,878)	$16,949,645

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$-	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	983,413	-	-	983,413

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	-	(375)

Net loss, March 31, 2016	-	-	-	-	(1,872,288)	(1,872,288)

Balance, March 31, 2016	181,472,875	$181,471	$67,366,291	$-	$(50,989,156)	$16,558,606

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,872,288)	$(490,141)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	83,656	180,494
Stock-based compensation	983,413	41,625
Change in derivative liability	-	(613,950)
Deferred income taxes	-	1,131
Changes in operating assets and liabilities:
Other receivables	3,266	494
Prepaid expenses	101,381	83,763
Reclamation bonds and other deposits	6,146	(38)
Accounts payable and accrued liabilities	456,671	152,082

Net cash used in operating activities	(237,755)	(644,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(130,170)

Net cash used in investing activities	-	(130,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	-	3,740,000
Proceeds from related party	145,000	-
Financing issuance costs	(375)	(3,864)

Net cash provided by financing activities	144,625	3,736,136

NET CHANGE IN CASH	(93,130)	2,961,426

CASH AT BEGINNING OF PERIOD	103,343	259,495

CASH AT END OF PERIOD	$10,213	$3,220,921

SUPPLEMENTAL INFORMATION

Interest paid	$544	$529

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Investor warrants issued with non-customary anti-dilution provisions	$-	$3,472,500

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

Going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $50,989,156 as of March 31, 2016. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Columbus Minerals Inc. (“CMI”) (including its wholly- owned single-member LLC subsidiary, Columbus Salt Marsh LLC (“CSM”)). Intercompany accounts and transactions have been eliminated.

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

Reclassification – Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During 2015, the Company’s U.S. Treasury Notes and certificates of deposit were reclassified as reclamation bonds on the consolidated balance sheet. Previously, such investments had been classified as restricted investments held for reclamation bonds. The corresponding reclassifications have also been made to the consolidated statement of cash flows for the quarter ended March 31, 2015. This change in classification does not materially affect previously reported cash flows from operations or from financing activities and had no effect on the previously reported consolidated statement of operations.

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

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in mineral exploration and evaluation expenses on the consolidated statements of operations.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Future reclamation expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation technology. Changes in estimates are reflected in the consolidated statements of operations in the period an estimate is revised.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 101,942,357 and 94,576,857 stock options and warrants were outstanding at March 31, 2016 and 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-based compensation - Stock-based compensation awards are recognized in the consolidated financial statements based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

The fair value of performance-based stock option grants is determined on their grant date through use of the Binomial Lattice option pricing model. The total value of the award is recognized over the requisite service period only if management has determined that achievement of the performance condition is probable. The requisite service period is based on management’s estimate of when the performance condition will be met. Changes in the requisite service period or the estimated probability of achievement can materially affect the amount of stock-based compensation recognized in the consolidated financial statements.

The fair value of market-based stock option grants is determined on their grant date through use of an option pricing model which uses a combination of Monte Carlo simulation and a Trinomial Lattice function. The requisite service period for market-based awards is derived from the model. Achievement of the market condition earlier than estimated can materially affect the amount of stock- based compensation recognized in the consolidated financial statements.

Income taxes - For interim reporting periods, the Company uses the annualized effective tax rate (“AETR”) method to calculate its income tax provision. Under this method, the AETR is applied to the interim year-to-date pre-tax losses to determine the income tax benefit or expense for the year-to- date period. The income tax benefit or expense for a quarter represents the difference between the year-to-date income tax benefit or expense for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual operating results and AETR.

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

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. The Company has evaluated all of the recent accounting pronouncements and unless otherwise discussed, believes they will not have a material effect on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In March 2016, ASU No. 2016-09 was issued related to stock based compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective beginning June 1, 2017, with early application permitted. Adoption of the new guidance is currently being evaluated.

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. Adoption of the new guidance is currently being evaluated.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016			December 31, 2015
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(44,006)	$17,399	$61,405	$(40,984)	$20,421
Computers and equipment	57,785	(39,090)	18,695	57,785	(36,493)	21,292
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,763,284)	162,447	2,925,731	(2,756,351)	169,380
Site equipment	2,179,803	(1,618,650)	561,153	2,179,803	(1,560,046)	619,757
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(295,834)	204,166	500,000	(283,334)	216,666

	$5,778,319	$(4,784,459)	$993,860	$5,778,319	$(4,700,803)	$1,077,516

Depreciation expense was $83,656 and $180,494 for the quarters ended March 31, 2016 and 2015, respectively.

3.	MINERAL PROPERTIES

Mineral properties consisted of the following:

	March 31,	December 31,
	2016	2015

Columbus Project	$15,811,948	$15,811,948
DDB Claims	70,231	70,231

Ending balance	$15,882,179	$15,882,179

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

Reclamation Bonds - The Company maintains required reclamation bonding with the BLM. As of March 31, 2016 and December 31, 2015, reclamation bonding amounted to $1,115,038 and $1,121,184, respectively.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of March 31, 2016 and December 31, 2015. The estimated costs were discounted using a credit adjusted risk-free interest rates of 3.80% and an inflation rate of 2.83.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY

At March 31, 2015, the Company had 26,725,000 Special Warrants outstanding. The Special Warrants were convertible through February 28, 2016, at no additional cost to the holder, on a 1:1 basis into units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. On February 28, 2016, all of the outstanding Special Warrants were automatically converted into units.

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

The change in the fair value of the derivative liability was $613,950 for the quarter ended March 31, 2015. The fair value was estimated using the Binomial Lattice pricing-model, with the following assumptions used for the quarter ended March 31, 2015:

Dividend yield	-
Expected volatility	94.96%
Risk-free interest rate	0.03% - 0.26%
Expected life (years)	-

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

During the quarter ended March 31, 2016, stockholders’ equity activity consisted of the following:

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

8,075,000 of the 2014 Special Warrants were exchanged for 2015 Special Warrants.

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

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at March 31, 2016:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

8,896,901	$0.95	November 2016
22,572,827	0.75	December 2016
12,097,099	0.80	December 2016
6,125,000	0.40	March 2019
1,333,333	0.45	March 2019
27,075,000	0.40	February 2020

78,100,160

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the Company’s common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2016, the Company had granted 17,396,916 options under the Plan with a weighted average exercise price of $0.46 per option. 13,992,197 options were outstanding as of March 31, 2016.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

Valuation of awards – At March 31, 2016, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

The Company used the following assumptions to estimate the fair values of the options granted for the quarters ended:

	March 31, 2016	March 31, 2015
Dividend yield	-	-
Expected volatility	132.45% - 164.23%	165.7%
Risk-free interest rate	0.30 - 1.08%	0.02 - 0.21%
Expected life (years)	0.00 - 3.20	0.10 - 0.80

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

During the quarter ended March 31, 2016, stock based compensation activity was as follows:

a)

On March 25, 2016, the Company’s Board of Directors unilaterally determined to amend 3,067,197 stock options by extending their expiration dates. The options were granted at various dates between 2009 and 2015 and have a weighted average exercise price of $0.49 per share. The expiration dates of all of the options were extended to December 31, 2016. In all other respects, the terms and conditions of the options remain the same.

b)

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

During the quarter ended March 31, 2015, stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $983,413 and $41,625 for the quarters ended March 31, 2016 and 2015, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense on the consolidated statements of opertions.

For the quarter ended March 31, 2015, the Company received $10,000 from the exercise of stock options; the related tax benefit amounted to $13,300 and the intrinsic value was $38,000. For the quarter ended March 31, 2016, no stock options were exercised.

The following table summarizes the Company’s stock-based compensation activity for the quarter ended March 31, 2016:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2015	19,842,197	$0.30	$0.56	2.90
Options/warrants granted	4,950,000	0.17	0.40	3.92
Options/warrants expired	(950,000)	0.29	0.67	-
Options/warrants exercised	-	-	-	-

Outstanding, March 31, 2016	23,842,197	$0.24	$0.52	2.74	$772,800

Exercisable, March 31, 2016	20,562,197	$0.27	$0.50	2.25	$729,800

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the quarter ended March 31, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2015	4,230,000	$0.27
Granted	-	-
Expired	(950,000)	0.29
Vested	-	-

Unvested, March 31, 2016	3,280,000	$0.26

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

As of March 31, 2016, there was $31,870 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was one year as of March 31, 2016.

7.	INCOME TAXES

No income tax expense or benefit was recognized for the quarter ended March 31, 2016 compared to income tax expense of $1,131 for the quarter ended March 31, 2015. The effective tax rates of 0% and 0.23%, respectively, differed from the U.S. statutory rate of 35% primarily due to valuation allowances on the Company’s net deferred tax assets due to the uncertainty of realizing those assets.

The overall effective income tax rate for the year could be different from the effective tax rate for the quarter ended March 31, 2016. A summary of the Company’s deferred tax assets and liabilities and federal net operating loss carryforward are included in Note 7 “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward. The Company has losses from inception to date, and thus all years remain open for examination. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company does not have any tax returns currently under examination by the Internal Revenue Service.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property. The lease requires for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748. Minimum lease commitments are $53,288 and $17,933 for the twelve month periods ending March 31, 2017 and 2018, respectively.

Rental expense for office space was $15,170 and $14,629 for the quarters ended March 31, 2016 and 2015, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2016 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of March 31, 2016, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring March 31, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of March 31, 2016, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of March 31, 2016, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of March 31, 2016, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

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

The following table provides details of transactions between the Company and NMC for the quarters ended:

	March 31,	March 31,
	2016	2015

Reimbursement of expenses	$110,936	$5,168
Consulting services provided	105,000	105,000

Mineral and exploration expense – related party	$215,936	$110,168

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS (continued)

At March 31, 2016 and December 31, 2015, the Company owed DOSA $361,104 and $145,168, respectively, for NMC fees and reimbursements. During the quarter ended March 31, 2016, NMC advanced the Company $145,000 for working capital purposes. The advances have no formal repayment terms.

On February 26, 2016, the Company granted 4,500,000 warrants to NMC exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to- month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $5,202 and $5,001 for the quarters ended March 31, 2016 and 2015, respectively. At March 31, 2016, no amounts were due from SMC. At December 31, 2015, $1,734 was due from SMC.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the quarter ended March 31, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At March 31, 2016 and December 31, 2015, the remaining amount due was $23,290, respectively. Also included in due to related parties at March 31, 2016 was $145,000 due to NMC.

11.	SUBSEQUENT EVENTS

Abandonment of mineral rights - On August 31, 2016, the Company elected not to renew 47% of the existing Columbus Project claims and 67% of the existing DDB claims by declining to pay the Bureau of Land Management (“BLM”) maintenance fees for the abandoned claims. A loss of $7,642,245 was recognized during the quarter ended September 30, 2016.

Convertible notes - During the year ended December 31, 2016, the Company entered into convertible note agreements in the amount of $50,000 each with three lenders. The notes accrue interest at 10% and mature $100,000 in June 2017 and $50,000 in July 2017. The notes may be converted into units at a conversion price of $0.20 with each unit consisting of one share of common stock and one warrant exercisable at $0.30 per share for a period of 5 years. Alternatively, if the Company completes a subsequent equity financing, the lender may convert the notes into common stock or common stock equivalents that the lender would have been entitled to had the lender participated in the subsequent equity financing at an aggregate subscription price equal to 125% of the full amount of the outstanding principal and any accrued but unpaid interest thereon at the date the conversion right is exercised (Alternative Conversion Option).

As additional consideration, the Company issued 200,000 detachable warrants to each lender. The warrants are exercisable at $0.20 per share expiring 400,000 in June 2021 and 200,000 in July 2021.

In March and April of 2017, all of the convertible notes and accrued interest were converted into shares at a price of $0.064 per share.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	SUBSEQUENT EVENTS (continued)

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

Additionally, the Company had 35,133,333 warrants outstanding expiring on various dates from March 2019 through July 2021. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the warrants are exercisable at their original terms.

On January 17, 2017, the inducement period was extended to February 17, 2017. Proceeds received from warrant exercises included $2,983,774 in cash and settlement of $92,700 of accounts payable.

Stock option modifications and inducements – The Company had 6,167,197 stock options and warrants outstanding expiring on December 31, 2016. Effective December 27, 2016, the Company reduced the exercise price of each award to $0.08 per share and extended the expiration date to January 31, 2017.

Additionally, the Company had 7,600,000 stock options outstanding expiring on various dates from June 2017 through December 2020. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the options are exercisable at their original terms.

On January 17, 2017, the inducement period was extended to February 17, 2017. During the quarter ended March 31, 2017, the Company issued 1,100,000 shares of common stock from the exercise of stock options. Proceeds received from stock option exercises included $33,000 in cash and settlement of $25,000 of accounts payable.

Private placement – On March 29, 2017, the Company completed a private placement offering of 49,369,123 shares of common stock at a price of $0.08 per share. Gross proceeds received from the private placement included $2,044,000 of cash and settlement of $1,905,530 of accounts payable, accrued liabilities and amounts due to a related party. Fees related to the issuance were $902.

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

Our lead project, the “Columbus Project,” is a prospective gold, silver and calcium carbonate property located in Esmeralda County, Nevada. The Columbus Project consists of 138 mineral claims covering approximately 6,778 acres, plus an additional 80 acres of private land, for a total of 6,858 acres including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. In addition, we own 80 acres of land in the southeast quadrant of the project. Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2016, our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 11, 2017 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the SEC on May 12, 2017.

PLAN OF OPERATIONS

Our plan of operation for the twelve months ending March 31, 2018 is included with our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the SEC on May 12, 2017.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended March 31, 2016 included in this Quarterly Report on Form 10-Q.

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

Mineral Exploration and Development Costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses” on the consolidated statements of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cash	$10,213	$103,343
Current liabilities	$979,761	$378,090
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$16,558,606	$17,447,856

During the three months ended March 31, 2016, our liquidity position was affected by the following:

•

Continued exploration stage losses of $1,872,288 for the three months ended March 31, 2016. Significant non-cash expenses through this period included depreciation of $83,656 and stock-based compensation of $983,413.

•	We were able to defer payments to certain vendors, officers and directors thereby conserving cash but resulting in an increase in accounts payable and accrued liabilities of $456,671.
•	We received gross proceeds of $145,000 from a related party to help fund current operations.

Our long term assets at March 31, 2016 include mineral properties of $15,882,179 (December 31, 2015 $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition cost of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

Looking Forward

Our anticipated cash expenditures for the twelve months ending March 31, 2018 is included with our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the SEC on May 12, 2017.

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

•

We have not yet earned any operational revenues since our inception. We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. Our current financial resources may not be sufficient to allow us to meet our anticipated cash expenditures during the next 12 months. We require substantial additional financing in the near term. We do not have any additional financing arrangements in place, and there is no assurance that we will be able to raise financing sufficient to meet our needs or on terms that are acceptable to us.

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

For these reasons, our consolidated financial statements filed herewith include a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on raising additional capital and the success of our business plan.

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

Three Month period ended March 31, 2016 and 2015.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 40% to $262,015 during the three month period ended March 31, 2016 from $436,917 during the three month period March 31, 2015. The decrease was due to limited utilization of outside consultants given our cash constraints.

Mineral exploration and evaluation expenses – related party increased by 96% to $215,936 for the three month period ended March 31, 2016 from $110,168 for the three month period ended March 31, 2015. The increase is due to increased expense reimbursements to Nanominerals for Q1 2016.

General and administrative expenses increased by 203% to $1,317,049 for the three month period ended March 31, 2016 from $434,612 for the three month period ended March 31, 2015. The increase is primarily the result of the modification of 3,067,197 stock options by extending their expiration dates to December 31, 2016 and to the granting of 4,950,000 warrants to consultants in Q1 2016. In Q1 2015, only 650,531 stock options were extended and no options or warrants were granted.

Other Income (Expenses) decreased by 99% to $6,368 during the three month period ended March 31, 2016 from $673,181 during the three month period ended March 31, 2015. The decrease is due to the automatic conversion of all special warrants issued during fiscal 2015, which expunged the underlying derivative liability.

Net Income (Loss). The aforementioned factors resulted in a net loss of $1,872,288 or $0.01 per common share, for the three month period ended March 31, 2016, as compared with a net loss of $490,141, or $0.00 per common share, for the three month period ended March 31, 2015.

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

In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for us beginning January 1, 2018, with early application permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

In March 2016, ASU No. 2016-09 was issued related to stock based compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective beginning June 1, 2017, with early application permitted. Adoption of the new guidance is currently being evaluated.

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. Adoption of the new guidance is currently being evaluated.

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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2016, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

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

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2018 will be approximately $4,493,000. This amount is substantially greater than our existing financial resources. As of March 31, 2017, the date of our most recently available financial statements, we had cash reserves in the amount of approximately $3,364,000. Subsequent to our fiscal year end, we raised approximately $7,084,004 from the exercise of outstanding share purchase warrants, outstanding options granted under our 2007 Stock Option Plan, and the sale of shares in a private placement offering through a combination of cash payments and settlements of outstanding debts. We do not currently have sufficient financial resources to pay for our anticipated expenditures for the next twelve months. We will require substantial financing to maintain our operations and mineral properties and to complete our proposed exploration programs. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated.

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

Our long term assets at March 31, 2017 include mineral properties of $8,239,934 (December 31, 2016 - $8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

We have not yet established proved or probable reserves on the Columbus Project. The search for valuable minerals as a business is extremely risky. Although we have been encouraged by the results of the exploration work conducted by us to date, further exploration work is required before proven or probable reserves can be established, and there are no assurances that we will be able to establish any proven or probable reserves. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We intend to report the results of our exploration activities promptly after those results have been received and analyzed. However, there is no assurance that the test results reported by us will be indicative of extraction rates throughout our mineral properties.

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

To ensure the reliability of our results, we have instituted rigorous QA/QC protocols, including blind random sampling, and the inclusion of blanks, standards and duplicates. To further ensure reliability, we measure only the actual amount of gold and silver physically extracted from our test samples when reporting assay results. We also have extracted gold and silver from large samples (+/- 200-3,000 lbs.) by thiosulphate leaching, with the extraction results being comparable to caustic fusion assay results on the same samples, thereby confirming the reliability of the caustic fusion process. However, because caustic fusion is not commonly used and understood for gold and silver assaying, and because gold and silver in the sands and clays at Columbus cannot be confirmed by metal-in-hand extraction using fire assay or aqua regia digestion, we may encounter some resistance to our analytical methods and assay results, which could negatively impact our business, our ability to obtain additional financing, and our stock price.

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

Several bills have been introduced by the U.S. federal government that would levy resource taxes on mineral exploration companies. Any levy of additional taxes would have an adverse effect on our business. In addition, laws and regulations governing the exploration of mineral properties and the mining process are subject to change. Changes to mining laws and regulations that would have the effect of increasing the cost of mineral exploration and mining activities would adversely impact our business.

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

No assurance that forward-looking assessments will be realized.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
4.1	Form of Warrant.(14)
10.1	2007 Stock Incentive Plan.(4)
10.2	Consulting Agreement between the Company and RJ Falkner & Company, Inc. dated for reference as of November 5, 2007.(5)
10.3	Consultant Non-Qualified Stock Option Agreement between the Company and R. Jerry Falkner dated effective as of November 5, 2007.(5)
10.4	Management Employment Agreement for David Z. Strickler, Jr.(13)
10.5	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(8)
10.6	Non-Qualified Stock Option Agreement for Robert D. McDougal.(8)
10.7	Non-Qualified Stock Option Agreement for Michael A. Steele.(8)

Exhibit
Number	Description of Exhibit
10.8	Non-Qualified Stock Option Agreement for Mark H. Brennan.(8)
10.9	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(9)
10.10	Non-Qualified Stock Option Agreement dated April 8, 2011 for Mark H. Brennan.(10)
10.11	Amended and Restated Option Agreement dated July 20, 2011 between Sierra Mineral Management Inc. and Ireland Inc.(11)
10.12	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(12)
10.13	Non-Qualified Stock Option Agreement for Robert D. McDougal.(12)
10.14	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(12)
10.15	Form of Securities Purchase Agreement.(14)
10.16	Form of Registration Rights Agreement.(14)
10.17	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(15)
10.18	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(15)
10.19	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(15)
10.20	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(15)
10.21	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(16)
10.22	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(18)
10.23	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(18)
10.24	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(18)
10.25	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(18)
10.26	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (18)
10.27	Form of Special Warrant Subscription Agreement.(17)
10.28	Nanominerals Subscription Agreement.(17)
10.29	Termination and Mutual Release Agreement dated August 27, 2014 between the Company and Sierra Mineral Management Inc.(19)
10.30	Form of Special Warrant Subscription Agreement.(21)
10.31	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(22)
10.32	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal. (22)
10.33	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr. (22)
10.34	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan. (22)
10.35	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein. (22)
14.1	Code of Ethics.(7)
21.1	List of Subsidiaries.(9)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary.(20)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed November 9, 2007.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed September 28, 2004.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 15, 2010.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed July 28, 2010.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed April 13, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 19, 2011.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(13)	Filed as an exhibit to our original Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed December 6, 2012.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(16)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed March 28, 2014.
(18)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed September 4, 2014.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed November 19, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed March 4, 2015.
(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: May 12, 2017	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ David Z. Strickler, Jr.
DAVID Z. STRICKLER, JR.
Chief Operating Officer, Interim Chief Financial Officer
and Interim Treasurer
(Principal Financial Officer and Principal Accounting
Officer)