Form 10-Q
period 2017-03-31
IRELAND INC.
filed 2017-05-15
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
[ ] Yes     [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes       [X] No

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
As of May 11, 2017, the Registrant had 272,898,347 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$3,364,485	$56,359
Other receivables	3,646	2,279
Prepaid expenses	144,930	93,488

Total current assets	3,513,061	152,126

Property and equipment, net	1,061,467	749,753
Mineral properties	8,239,934	8,239,934
Reclamation bonds	1,115,191	1,115,153
Deposits	10,262	10,262

Total non-current assets	10,426,854	10,115,102

Total assets	$13,939,915	$10,267,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$192,076	$772,720
Accounts payable - related party	44,036	761,442
Accrued payroll and related taxes	109,632	170,673
Convertible notes, net of discount	48,652	139,967
Due to related party	23,290	1,060,290

Total current liabilities	417,686	2,905,092

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,090,024	3,577,430

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 272,057,380 and 181,472,875 shares, respectively, issued and outstanding	272,057	181,471
Additional paid-in capital	75,310,296	67,960,874
Accumulated deficit	(62,732,462)	(61,452,547)

Total stockholders' equity	12,849,891	6,689,798

Total liabilities and stockholders' equity	$13,939,915	$10,267,228

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	258,507	262,015
Mineral exploration and evaluation expenses - related party	134,307	215,936
General and administrative	798,916	1,317,049
Depreciation	81,873	83,656

Total operating expenses	1,273,603	1,878,656

Loss from operations	(1,273,603)	(1,878,656)

Other income (expense)
Interest income	2,323	1,710
Rental income - related party	5,409	5,202
Interest expense	(14,044)	(544)

Total other income (expense)	(6,312)	6,368

Loss before income taxes	(1,279,915)	(1,872,288)

Income tax expense	-	-

Net loss	$(1,279,915)	$(1,872,288)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	202,675,305	166,912,710

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	983,413	-	983,413

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	(375)

Net loss, March 31, 2016	-	-	-	(1,872,288)	(1,872,288)

Balance, March 31, 2016	181,472,875	$181,471	$67,366,291	$(50,989,156)	$16,558,606

Balance, December 31, 2016	181,472,875	$181,471	$67,960,874	$(61,452,547)	$6,689,798

Stock-based compensation	-	-	153,701	-	153,701

Investor relations expense	-	-	97,000	-	97,000

Exercise of stock options	1,100,000	1,100	56,900	-	58,000

Exercise of stock warrants	38,455,921	38,458	3,038,016	-	3,076,474

Debt and accrued interest converted into shares	1,659,461	1,659	104,546	-	106,205

Issuance of common stock in private placement, $0.08 per share, net of $902 issuance fees	49,369,123	49,369	3,899,259	-	3,948,628

Net loss, March 31, 2017	-	-	-	(1,279,915)	(1,279,915)

Balance, March 31, 2017	272,057,380	$272,057	$75,310,296	$(62,732,462)	$12,849,891

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,279,915)	$(1,872,288)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	81,873	83,656
Stock-based compensation	153,701	983,413
Investor relations expense	97,000	-
Amortization of debt discount	8,685	-
Changes in operating assets and liabilities:
Other receivables	(1,367)	3,266
Prepaid expenses	(51,442)	101,381
Reclamation bonds and other deposits	(38)	6,146
Accounts payable and accrued liabilities	(366,656)	456,671

Net cash used in operating activities	(1,358,159)	(237,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(393,587)	-

Net cash used by investing activities	(393,587)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	2,044,000	-
Proceeds from exercise of stock options and warrants	3,016,774	-
Advances due to related party	-	145,000
Financing issuance costs	(902)	(375)

Net cash provided by financing activities	5,059,872	144,625

NET CHANGE IN CASH	3,308,126	(93,130)

CASH AT BEGINNING OF PERIOD	56,359	103,343

CASH AT END OF PERIOD	$3,364,485	$10,213

SUPPLEMENTAL INFORMATION

Interest paid	$2,797	$544

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Accounts payable, accrued liabilities and amounts due to related party settled with issuance of common stock at $0.08 per share	$1,998,230	$-

Accounts payable settled with issuance of common stock at $0.05 per share	$25,000	$-

Convertible notes and accrued interest converted into shares of common stock at $0.064 per share	$106,205	$-

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 10, 2017.

Going concern - The accompanying consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s history of losses, working capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, it must raise additional equity or debt and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

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

As of March 31, 2017, the Company had cumulative net losses of $62,732,462 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the quarter ended March 31, 2017, the Company incurred a net loss of $1,279,915, had negative cash flows from operating activities of $1,358,159 and will incur additional future losses due to planned continued exploration expenses.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

During the quarter ended March 31, 2017, the Company raised $5,060,774 in cash and settled $2,023,230 in current obligations through completion of a private placement and through warrant and stock option exercises. Management believes that these funds will allow the Company to continue its operations for the next twelve months. Additionally, the Company may reduce expenses and defer payment of certain obligations where available. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of common stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 48,808,333 and 101,942,357 stock options and warrants were outstanding at March 31, 2017 and 2016, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

The Company follows the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax asset will not be realized.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017			December 31, 2016
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(55,525)	$5,880	$61,405	$(53,072)	$8,333
Computers and equipment	55,626	(43,561)	12,065	57,785	(46,548)	11,237
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,788,356)	137,375	2,925,731	(2,783,133)	142,598
Site equipment	2,570,135	(1,848,155)	721,980	2,179,803	(1,788,885)	390,918
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(345,833)	154,167	500,000	(333,333)	166,667

	$6,166,492	$(5,105,025)	$1,061,467	$5,778,319	$(5,028,566)	$749,753

Depreciation expense was $81,873 and $83,656 for the quarters ended March 31, 2017 and 2016, respectively.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES

Mineral Properties – On February 20, 2008, the Company acquired a 100% interest in the Columbus Project by way of merger with Columbus Brine Inc. (“CBI”). Prior to the merger, the Company held a 15% interest in the Columbus Project by satisfying its option agreement requirements. Pursuant to the option assignment agreement, the Company granted and continues to have a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. At March 31, 2017 and December 31, 2016, mineral properties amounted to $8,239,934, respectively.

Reclamation Bonds - The Company maintains required reclamation bonding with the BLM. As of March 31, 2017 and December 31, 2016, reclamation bonding amounted to $1,115,191 and $1,115,153, respectively.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of March 31, 2017 and December 31, 2016. The estimated costs were discounted using credit adjusted risk-free interest rates of 4.25% and an inflation rates of 3.78%.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	CONVERTIBLE NOTES (continued)

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

During the quarter ended March 31, 2017, $100,000 of convertible notes and $6,205 of accrued interest were converted into shares of common stock at $0.064 per share through use of the Alternative Conversion Option.

The carrying value of the convertible notes, net of discount was comprised of the following at March 31, 2017:

Convertible notes at face value	$50,000
Unamortized discount	(1,348)

Convertible notes, net of discount	$48,652

Interest expense related to the convertible notes included the following for the quarter ended March 31, 2017:

Interest rate at 10%	$2,562
Amortization of debt discount	8,685

Total interest expense on convertible notes	$11,247

Subsequent to quarter end, the remaining convertible note and accrued interest was converted into shares of common stock at a price of $0.064 per share.

5.	STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2017, stockholders’ equity activity consisted of the following:

Warrant modifications and inducements – The Company had 43,566,827 warrants outstanding expiring on December 31, 2016. Such warrants were issued in private placement transactions completed between 2007 and 2012 and had a weighted average exercise price of $0.80. Effective December 27, 2016, the Company reduced the exercise price of each warrant to $0.08 per share and extended the expiration date to January 31, 2017. On January 17, 2017, the warrants were further extended to February 17, 2017. No additional expense was recognized as the incremental fair market value of the modification was determined to be zero.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Additionally, the Company had 35,133,333 warrants outstanding expiring on various dates through July 2021. Such warrants were issued in private placement transactions completed between 2014 and 2016 and had a weighted average exercise price of $0.53 per share. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the warrants are exercisable at their original terms. On January 17, 2017, the temporary reduction period was extended to February 17, 2017. The Company issued 9,700,000 shares of common stock from the exercise of warrants during the inducement period resulting in investor relations expense of $97,000.

Proceeds received from warrant exercises included $2,983,774 in cash and settlement of $92,700 of accounts payable.

The Company used the following assumptions to estimate the fair values of the warrant extensions:

Dividend yield	-
Expected volatility	117.37%
Risk-free interest rate	0.50 – 0.52%
Expected life (years)	-

Private placement – On March 29, 2017, the Company completed a private placement offering of 49,369,123 shares of common stock at a price of $0.08 per share. Gross proceeds received from the private placement included $2,044,000 of cash and settlement of $1,905,530 of accounts payable, accrued liabilities and amounts due to a related party. Fees related to the issuance were $902.

Stock option exercises – During the quarter ended March 31, 2017, the Company issued 1,100,000 shares of common stock from the exercise of stock options. Proceeds received from stock option exercises included $33,000 in cash and settlement of $25,000 of accounts payable.

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

At March 31, 2017, the Company’s outstanding warrants issued in financing transactions consisted of the following:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

5,050,000	0.40	March 2019
1,333,333	0.45	March 2019
18,650,000	0.40	February 2020
200,000	0.20	June 2021
200,000	0.20	July 2021

25,433,333

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the Company’s common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of March 31, 2017, the Company had granted 25,486,916 options under the Plan with a weighted average exercise price of $0.37 per option. 18,125,000 options were outstanding as of March 31, 2017.

Stock warrants - Upon approval from the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At March 31, 2017, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

The Company used the following assumptions to estimate the fair values of the options granted for the quarters ended:

	March 31, 2017	March 31, 2016
Dividend yield	-	-
Expected volatility	117.37 – 148.20%	132.45% - 164.23%
Risk-free interest rate	0.52 – 1.48%	0.30 - 1.08%
Expected life (years)	0.10 – 2.10	0.00 - 3.20

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

During the quarter ended March 31, 2017, stock based compensation activity was as follows:

a)

On December 27, 2016, the Company’s Board of Directors unilaterally determined to amend 1,367,197 stock options by extending their expiration dates and reducing their exercise price to $0.08 per share. The options were granted on various dates between 2009 and 2011 and had a weighted average exercise price of $0.61 per share. The expiration dates of all of the options were extended to January 31, 2017. On January 17, 2017, the Board of Directors unilaterally determined to further extend the expiration dates and reduced exercise price period to February 17, 2017. The modification resulted in incremental compensation cost of $2,587. No options were exercised during the inducement period.

Additionally, the Company’s Board of Directors unilaterally determined to amend 7,600,000 stock options by temporarily reducing their exercise price to $0.08 per share for a period ending January 31, 2017. The options were granted on various dates between 2010 and 2015 and had a weighted average exercise price of $0.56 per share. On January 17, 2017, the Board of Directors unilaterally determined to further extend the reduced exercise price period to February 17, 2017. After the inducement period the options are exercisable under their previous terms. During the inducement period, 100,000 stock options were exercised for gross proceeds of $8,000. Compensation cost related to the exercise was $2,028.

The Company’s Board of Directors also unilaterally determined to amend 4,800,000 warrants by extending their expiration dates and reducing their exercise price to $0.08 per share. The warrants were granted to consultants on various dates between 2009 and 2011 and had a weighted average exercise price of $0.74 per share. The expiration dates of all of the warrants were extended to January 31, 2017. On January 17, 2017, the Board of Directors unilaterally determined to further extend the expiration dates and reduced exercise price period to February 17, 2017. The modification resulted in no incremental compensation cost. No warrants were exercised during the inducement period.

Additionally, the Company’s Board of Directors unilaterally determined to amend 4,950,000 warrants by temporarily reducing their exercise price to $0.08 per share for a period ending January 31, 2017. The warrants were granted to consultants on February 26, 2016 and had a weighted average exercise price of $0.40 per share. On January 17, 2017, the Board of Directors unilaterally determined to further extend the reduced exercise price period to February 17, 2017. After the inducement period the warrants are exercisable under their previous terms. No warrants were exercised during the inducement period.

b)

On February 17, 2017, the Company granted 300,000 warrants to a consultant exercisable at a price of $0.14 per share for a period expiring on February 17, 2020. The warrants were issued in consideration for services provided.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

b)

On February 26, 2016, the Company granted 4,950,000 warrants to consultants exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided. 4,500,000 of the warrants were granted to NMC who is a related party as discussed in Note 10.

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $153,701 and $983,413 for the quarters ended March 31, 2017 and 2016, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense on the consolidated statements of operations.

For the quarter ended March 31, 2017, the Company received $58,000 from the exercise of stock options; the related tax benefit amounted to $26,600 and the intrinsic value was $76,000. For the quarter ended March 31, 2016, no stock options were exercised.

The following table summarizes the Company’s stock-based compensation activity for the quarter ended March 31, 2017:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2016	31,562,197	$0.20	$0.41	2.92
Options/warrants granted	300,000	0.08	0.14	2.88
Options/warrants expired	(7,387,197)	0.39	0.60	-
Options/warrants exercised	(1,100,000)	0.41	0.05	-

Outstanding, March 31, 2017	23,375,000	$0.13	$0.35	3.69	$403,500

Exercisable, March 31, 2017	12,025,000	$0.19	$0.45	2.22	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting during the quarter ended March 31, 2017:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2016	11,350,000	$0.12
Granted	-	-
Expired	-	-
Vested	-	-

Unvested, March 31, 2017	11,350,000	$0.12

As of March 31, 2017, there was $373,231 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.59 years as of March 31, 2017.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

No income tax expense or benefit was recognized for the quarters ended March 31, 2017 or 2016. The effective tax rates of 0% differed from the U.S. statutory rate of 35% primarily due to valuation allowances on the Company’s net deferred tax assets due to the uncertainty of realizing those assets.

The overall effective income tax rate for the year could be different from the effective tax rate for the quarter ended March 31, 2017. A summary of the Company’s deferred tax assets and liabilities and federal net operating loss carryforward are included in Note 8 “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property. The lease requires increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748.

Rental expense for office space was $15,635 and $15,170 for the quarters ended March 31, 2017 and 2016, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2017 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of March 31, 2017, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring June 30, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of March 31, 2017, no milestones have been reached for which a bonus was due or paid.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2017, the Company had $2,879,530 in excess of FDIC insured limits.

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

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Services provided by NMC are coordinated for the Company by DOSA. No management fees are billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA. During the quarter ended March 31, 2017, $63,900 of amounts due to DOSA were settled with the issuance of 798,750 shares of common stock at $0.08 per share.

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 23.8% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the quarters ended:

	March 31,	March 31,
	2017	2016

Reimbursement of expenses	$29,307	$110,936
Consulting services provided	105,000	105,000

Mineral and exploration expense – related party	$134,307	$215,936

At March 31, 2017 and December 31, 2016, the Company owed DOSA $44,036 and $761,442, respectively, for NMC fees and reimbursements. During the quarter ended March 31, 2017, accounts payable of $731,800 were settled with the issuance of 9,147,500 shares of common stock at $0.08 per share and $25,000 of accounts payable were settled with issuance of 500,000 shares of common stock at $0.05 per share.

During the year ended December 31, 2016, NMC advanced the Company $1,037,000 for working capital purposes. During the quarter ended March 31, 2017, the amount was settled with issuance of 12,962,500 shares of common stock at $0.08 per share.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to- month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $5,409 and $5,202 for the quarters ended March 31, 2017 and 2016, respectively. No amounts were due from SMC as of March 31, 2017 or December 31, 2016.

Accrued director fees settlement – During the quarter ended March 31, 2017, the Company settled $40,000 of accrued director fees with the issuance of 500,000 shares of the common stock at a price of $0.08 per share.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At March 31, 2017 and December 31, 2016, the remaining amount due was $23,290.

11.	SUBSEQUENT EVENTS

Convertible notes – Subsequent to year end, $50,000 of convertible notes and accrued interest were converted into shares at a price of $0.064 per share.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on April 11, 2017.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred since the completion of our fiscal year ended December 31, 2016:

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

In conjunction with amending the exercise price for the Outstanding Warrants, we extended the term of 48,366,829 Outstanding Warrants issued by the Company between 2007 and 2012 that were previously scheduled to expire on December 31, 2016 (collectively, the “Expiring Warrants”). The Expiring Warrants were extended to the Reduced Price Deadline. Any Expiring Warrants that were not exercised by the Reduced Price Deadline have expired and are no longer exercisable.

The Temporary Warrant Price Reduction was also approved for our remaining 40,083,333 Outstanding Warrants that were not scheduled to expire prior to the Reduced Price Deadline (the “Non-Expiring Warrants”). Any Non-Expiring Warrants that were not exercised by the Reduced Price Deadline, are still exercisable in accordance with their original terms, including the exercise price set forth under the terms of the Non-Expiring Warrants.

A total of 38,455,921 shares were issued between January 20, 2017 and February 27, 2017 upon the exercise of Outstanding Warrants, for total gross proceeds of $3,076,474.

Amendments to Outstanding Stock Options

In conjunction with the Temporary Warrant Price Reduction, our Board also approved amendments to certain options granted under our 2007 Stock Incentive Plan (the “Plan”). We reduced the exercise price of 1,367,197 options granted under the Plan to directors and executive officers of the Company to $0.08 per share (the “Temporary Option Price Reduction”) that were scheduled to expire on December 31, 2016 (the “Expiring D&O Plan Options”) and extended the term of the Expiring D&O Plan Options to the Reduced Price Deadline. Expiring D&O Plan Options that were not exercised by the Reduced Price Deadline, expired and have ceased to be exercisable. No Expiring D&O Plan Options were exercised by the Reduced Price Deadline, and all Expiring D&O Plan Options have expired.

Our Board also approved the Temporary Option Price Reduction for 7,600,000 options granted under the Plan to directors, executive officers and certain consultants that qualify as “accredited investors” as defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) that were not expiring (the “Amended Non-Expiring Plan Options”). Amended Non-Expiring Plan Options not exercised by the Reduced Price Deadline, may still be exercised in accordance with their original terms, including satisfaction of any vesting requirements and payment of the exercise price set forth under the terms of their option grant. A total of 100,000 Amended Non-Expiring Plan Options were exercised by outside consultants of the Company before the Reduced Price Deadline.

Our Board also approved an extension to 2,375,000 options granted under the Plan to former directors and officers (the “Former D&O Options”) to May 31, 2017. The exercise price of the Former D&O Options was not reduced, and are exercisable at the exercise price set forth under the terms of their option grant. As of the date of filing of this Quarterly Report on Form 10-Q, a total of 500,000 Former D&O Options have been exercised at a price of $0.05 per share.

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

Directors, officers and other affiliates participated in the private placement as follows:

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

Since November 2016, work at the onsite laboratory and the pilot plant has created a potential new source of additional value to the Columbus Project. Testing of the gold smelting process on materials thermally treated at the pilot plant has given rise to the development of a separate smelting step that has resulted in palladium extraction rates significantly higher than previously identified. The discovery of Palladium (Pd) in both the sand and the concentrates is potentially very significant to the project. Current work is now focused on optimizing the smelting process for Au/Pd extraction on both the head ore and the pilot plant concentrates, to include the purchase and installation of additional lab equipment and smelting furnaces to accomplish these tasks.

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

We anticipate spending approximately $4,493,000 on our exploration program and capital expenditures for the Columbus Project during the twelve months ending March 31, 2018.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended March 31, 2017 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Cash	$3,364,485	$56,359

Current liabilities	$417,686	$2,905,092
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$12,849,891	$6,689,798

During the three months ended March 31, 2017, our liquidity position was affected by the following:

•

Continued exploration stage losses of $1,279,915 for the three months ended March 31, 2017. Significant non-cash expenses through this period included depreciation of $81,873, stock-based compensation of $153,701, and an investor relations expense of $97,000.

•

During the three months ended March 31, 2017 we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $58,000 through the exercise of outstanding options under our 2007 stock option plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share.

•

The completion of equity transactions allowed us to purchase equipment totaling $393,587, and pay down or aid in settlement of accounts payable, accrued liabilities and amounts due to related party by $2,389,886.

Our long term assets at March 31, 2017 include mineral properties of $8,239,934 (December 31, 2016 $8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition cost of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending March 31, 2018:

Columbus Project
• Property Payments	$56,000
• Drilling Program and Mineralization Estimates	992,000
• Pilot Plant / Project Feasibility	1,483,000
Total for Columbus Project	$2,531,000
General and Administration
Total for General and Administration	$1,392,000
Total Expected Expenses	$3,923,000
Total Expected Capital Expenditures	$570,000
Total Expected Cash Expenditures	$4,493,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2018 will be approximately $4,493,000. As of March 31, 2017, we had cash reserves in the amount of approximately $3,364,000. During the three months ended March 31, 2017, we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $58,000 through the exercise of outstanding options under our 2007 Stock Option Plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share. We will require additional financing to complete our exploration plans and to continue our operations. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

•

Our management exercised cost cutting and cash preservation measures during 2016 for the purpose of extending the length of time that our cash position would allow us to continue operations. As part of these changes, compensation to our Chief Executive Officer, Douglas D.G. Birnie, Nanominerals Corp., and our independent board members had been deferred until such time as the Company had sufficient funds. These past due amounts were settled by end of Q1 2017 with a combination of cash payments and exchange of debt for common stock as part of the above described equity transactions.

•	Our twelve month budget includes capital expenditures of $570,000; however, we do not have any purchase commitments for capital assets.

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

Three Month period ended March 31, 2017 and 2016.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 1% to $258,507 during the three month period ended March 31, 2017 from $262,015 during the three month period March 31, 2016.

Mineral exploration and evaluation expenses – related party decreased by 38% to $134,307 for the three month period ended March 31, 2017 from $215,936 for the three month period ended March 31, 2016. The decrease is due to reduced reimbursable metallurgy and travel expenses paid to Nanominerals.

General and administrative expenses decreased by 39% to $798,916 for the three month period ended March 31, 2017 from $1,317,049 for the three month period ended March 31, 2016. The decrease is primarily the result of a reduction in stock based compensation and expenses. In Q1 2017, option and warrant modifications and inducements had little value due to already reduced exercise prices and short period to expiration or end of inducement period. Additionally, Q1 2017 grants were limited to 300,000 warrants to a consultant, as compared to 4,950,000 warrants issued to consultants in Q1 2016. These reductions were partially offset by bonuses granted to officers, a director, and office administration in Q1 2017.

Other Income (Expenses) decreased by 199% to $(6,312) during the three month period ended March 31, 2017 from $6,368 during the three month period ended March 31, 2016. The decrease is primarily due to issuance of $150,000 of convertible notes during Q2 and Q3 2016 at 10% interest. Additionally, the notes were issued with detachable warrants, the value of which is being amortized to interest expense.

Net Income (Loss). The aforementioned factors resulted in a net loss of $1,279,915 or $0.01 per common share, for the three month period ended March 31, 2017, as compared with a net loss of $1,872,288, or $0.01 per common share, for the three month period ended March 31, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective beginning January 1, 2018, with early application permitted. We are evaluating the effect the guidance will have on our consolidated financial statements.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2017, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through March 31, 2018 will be approximately $4,493,000. This amount is substantially greater than our existing financial resources. As of March 31, 2017, the date of our most recently available consolidated financial statements, we had cash reserves in the amount of approximately $3,364,000. Subsequent to our fiscal year end, we raised approximately $7,084,004 from the exercise of outstanding share purchase warrants, outstanding options granted under our 2007 Stock Option Plan, and the sale of shares in a private placement offering through a combination of cash payments and settlements of outstanding debts. We do not currently have sufficient financial resources to pay for our anticipated expenditures for the next twelve months. We will require substantial financing to maintain our operations and mineral properties and to complete our proposed exploration programs. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated.

If we are unable to obtain additional financing when needed, we may not be able to complete our exploration plans and our business could fail. We will scale back our exploration and business plans depending upon our existing financial resources.

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

Our long term assets at March 31, 2017 include mineral properties of $8,239,934 (December 31, 2016 -$8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

Between January 20, 2017 and February 27, 2017, we issued a total of 38,455,921 shares of common stock for gross proceeds of $3,076,474 upon the exercise of outstanding share purchase warrants at a reduced exercise price of $0.08 per share. The shares were issued in reliance on the exemption from registration provided by Rule 506(b) of Regulation D of the Securities Act on the basis of representations by the warrant holders that they were accredited investors as defined in Rule 501(a) of Regulation D.

In February 2017, we issued a total of 600,000 shares upon the exercise of options granted under our 2007 Stock Option Plan. In March 2017, we issued an additional 500,000 shares upon the exercise of options granted under our 2007 Stock Option Plan. The shares were issued pursuant to the exemptions from registration provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(5)
10.3	Non-Qualified Stock Option Agreement for Robert D. McDougal.(5)
10.4	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(5)
10.5	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(6)
10.6	Non-Qualified Stock Option Agreement effective February 15, 2013 for Robert D. McDougal.(6)
10.7	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(6)
10.8	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(6)
10.9	Non-Qualified Stock Option Agreement effective April 16, 2013 for Steven A. Klein.(7)
10.10	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(8)
10.11	Non-Qualified Stock Option Agreement effective January 17, 2014 for Robert D. McDougal.(8)
10.12	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(8)
10.13	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(8)
10.14	Non-Qualified Stock Option Agreement effective January 17, 2014 for Steven A. Klein. (8)
10.15	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(9)
10.16	Non-Qualified Stock Option Agreement effective April 1, 2015 for Robert D. McDougal. (9)
10.17	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr. (9)
10.18	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan. (9)
10.19	Non-Qualified Stock Option Agreement effective April 1, 2015 for Steven A. Klein. (9)
10.20	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for Douglas D.G. Birnie. (10)
10.21	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for David Z. Strickler, Jr. (10)
10.22	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for Mark H. Brennan. (10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary. (10)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(7)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A filed April 19, 2013.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q, for the period ended March 31, 2015 filed May 15, 2015.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016, filed April 11, 2017.

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