Form 10-Q
period 2016-06-30
IRELAND INC.
filed 2017-05-26
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
As of May 19, 2017 the Registrant had 272,898,347 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2016 are not necessarily indicative of our results for the year ended December 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2016	December 31, 2015

ASSETS

Current assets
Cash	$54,607	$103,343
Other receivables	2,279	4,177
Prepaid expenses	97,603	299,623

Total current assets	154,489	407,143

Property and equipment, net	910,203	1,077,516
Mineral properties	15,882,179	15,882,179
Reclamation bonds	1,115,076	1,121,184
Deposits	10,262	10,262

Total non-current assets	17,917,720	18,091,141

Total assets	$18,072,209	$18,498,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$529,054	$149,622
Accounts payable - related party	502,516	145,168
Accrued payroll and related taxes	131,679	60,010
Convertible notes, net of discount	88,000	-
Due to related party	390,290	23,290

Total current liabilities	1,641,539	378,090

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	2,313,877	1,050,428

Commitments and contingencies - Note 9

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 181,472,875 and 158,697,875 shares, respectively, issued and outstanding	181,471	158,696
Additional paid-in capital	67,392,040	66,406,028
Accumulated deficit	(51,815,179)	(49,116,868)

Total stockholders' equity	15,758,332	17,447,856

Total liabilities and stockholders' equity	$18,072,209	$18,498,284

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	268,287	417,202	530,303	854,119
Mineral exploration and evaluation expenses - related party	141,413	117,869	357,348	228,037
General and administrative	338,212	463,033	1,655,261	897,692
Depreciation	83,656	190,580	167,313	371,074

Total operating expenses	831,568	1,188,684	2,710,225	2,350,922

Loss from operations	(831,568)	(1,188,684)	(2,710,225)	(2,350,922)

Other income (expense)
Interest income	1,615	5,438	3,326	10,195
Rental income - related party	5,202	5,001	10,404	60,002
Change in derivative liability	-	(2,687,250)	-	(2,073,300)
Interest expense	(1,272)	(243)	(1,816)	(772)

Total other income (expense)	5,545	(2,677,054)	11,914	(2,003,875)

Loss before income taxes	(826,023)	(3,865,738)	(2,698,311)	(4,354,797)

Income tax expense	-	(1,250)	-	(2,381)

Net loss	$(826,023)	$(3,866,988)	$(2,698,311)	$(4,357,178)

Loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and dilutive	181,472,875	155,428,095	174,192,793	153,238,621

Consolidated Statements of Comprehensive Loss

Net loss	$(826,023)	$(3,866,988)	$(2,698,311)	$(4,357,178)

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	-	(2,323)	-	(4,421)

Total comprehensive loss	$(826,023)	$(3,869,311)	$(2,698,311)	$(4,361,599)

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	214,837	-	-	214,837

Issuance of warrants for cash, net	-	-	3,795,647	-	-	3,795,647

Derivative liability	-	-	(3,518,000)	-	-	(3,518,000)

Exercise of Special Warrants	4,675,000	4,675	(4,675)	-	-	-

Issuance of shares for cash, net	200,000	200	9,800	-	-	10,000

Unrealized loss on investments, net of $2,381 deferred tax	-	-	-	(4,421)	-	(4,421)

Net loss, June 30, 2015	-	-	-	-	(4,357,178)	(4,357,178)

Balance, June 30, 2015	155,647,875	$155,646	$66,123,721	$1,057	$(53,002,915)	$13,277,509

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$-	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	997,162	-	-	997,162

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	-	(375)

Issuance of warrants with convertible notes	-	-	12,000	-	-	12,000

Net loss, June 30, 2016	-	-	-	-	(2,698,311)	(2,698,311)

Balance, June 30, 2016	181,472,875	$181,471	$67,392,040	$-	$(51,815,179)	$15,758,332

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,698,311)	$(4,357,178)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	167,313	371,074
Stock-based compensation	997,162	214,837
Change in derivative liability	-	2,073,300
Deferred income taxes	-	2,381
Changes in operating assets and liabilities:
Other receivables	1,898	-
Prepaid expenses	202,020	150,221
Reclamation bonds and other deposits	6,108	(63)
Accounts payable and accrued liabilities	808,449	(543,739)

Net cash used in operating activities	(515,361)	(2,089,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(291,076)

Net cash used by investing activities	-	(291,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	-	3,810,000
Proceeds from related party	367,000	-
Proceeds from issuance of convertible notes	100,000	-
Financing issuance costs	(375)	(4,353)

Net cash provided by financing activities	466,625	3,805,647

NET CHANGE IN CASH	(48,736)	1,425,404

CASH AT BEGINNING OF PERIOD	103,343	259,495

CASH AT END OF PERIOD	$54,607	$1,684,899

SUPPLEMENTAL INFORMATION

Interest paid	$1,693	$772

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Detachable warrants issued with convertible notes	$12,000	$-

Investor warrants issued with non-customary anti-dilution provisions	$-	$3,518,000

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

Going concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred cumulative net losses of $51,815,179 as of June 30, 2016. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Reclassification – Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During 2015, the Company’s U.S. Treasury Notes and certificates of deposit were reclassified as reclamation bonds on the consolidated balance sheet. Previously, such investments had been classified as restricted investments held for reclamation bonds. The corresponding reclassifications have also been made to the consolidated statement of cash flows for the six month period ended June 30, 2015. This change in classification does not materially affect previously reported cash flows from operations or from financing activities and had no effect on the previously reported consolidated statement of operations.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 102,342,357 and 98,426,857 stock options and warrants were outstanding at June 30, 2016 and 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016			December 31, 2015
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(47,028)	$14,377	$61,405	$(40,984)	$20,421
Computers and equipment	57,785	(41,685)	16,100	57,785	(36,493)	21,292
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,770,220)	155,511	2,925,731	(2,756,351)	169,380
Site equipment	2,179,803	(1,677,255)	502,548	2,179,803	(1,560,046)	619,757
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(308,333)	191,667	500,000	(283,334)	216,666

	$5,778,319	$(4,868,116)	$910,203	$5,778,319	$(4,700,803)	$1,077,516

Depreciation expense was $83,656 and $190,580 for quarters ended June 30, 2016 and 2015, respectively and $167,313 and $371,074 for the six month periods ended June 30, 2016 and 2015 respectively.

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

Reclamation Bonds - The Company maintains required reclamation bonding with the BLM. As of June 30, 2016 and December 31, 2015, reclamation bonding amounted to $1,115,076 and $1,121,184, respectively.

Asset Retirement Obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of June 30, 2016 and December 31, 2015. The estimated costs were discounted using a credit adjusted risk-free interest rates of 3.80% and an inflation rate of 2.83.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DERIVATIVE WARRANT LIABILITY

At June 30, 2015, the Company had 25,825,000 Special Warrants outstanding. The Special Warrants were convertible through February 28, 2016, at no additional cost to the holder, on a 1:1 basis into units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. On February 28, 2016, all of the outstanding Special Warrants were automatically converted into units.

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

The change in the fair value of the derivative liability was $(2,687,250) for the quarter ended June 30, 2015 and $(2,073,300) for the six month period ended June 30, 2015. The fair value was estimated using the Binomial Lattice pricing-model, with the following assumptions used for the six month period ended June 30, 2015:

Dividend yield	-
Expected volatility	94.96% - 104.0%
Risk-free interest rate	0.03% - 0.28%
Expected life (years)	-

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

5.	CONVERTIBLE NOTES

In June 2016, the Company entered into convertible note agreements in the amount of $100,000. The notes accrue interest at 10% and mature in June 2017. The notes may be converted into units at a conversion price of $0.20 with each unit consisting of one share of common stock and one warrant exercisable at $0.30 per share for a period of 5 years. At June 30, 2016, the balance due was convertible into 500,000 units. Alternatively, if the Company completes a subsequent equity financing, the lender may convert the notes into common stock or common stock equivalents that the lender would have been entitled to had the lender participated in the subsequent equity financing at an aggregate subscription price equal to 125% of the full amount of the outstanding principal and any accrued but unpaid interest thereon at the date the conversion right is exercised (Alternative Conversion Option).

The Alternative Conversion Option is an embedded conversion feature which is required to be bifurcated and accounted for under derivative accounting; however, the Company determined that the amount was immaterial.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CONVERTIBLE NOTES (continued)

As additional consideration, the Company issued 400,000 warrants. The warrants are exercisable at $0.20 per share expiring in June 2021. The note proceeds were allocated between the two elements based on their relative fair values. The fair value of the warrants, in the amount of $12,000 was recorded as a debt discount and will be amortized to interest expense over the term of the notes. The Company used the following assumptions to estimate the fair of the warrants:

Dividend yield	-
Expected volatility	126.58%
Risk-free interest rate	1.01%
Expected life (years)	-

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

The carrying value of the convertible notes, net of discount was comprised of the following at June 30, 2016:

Convertible notes at face value	$100,000
Unamortized discount	(12,000)

Convertible notes, net of discount	$88,000

6.	STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2016, stockholders’ equity activity consisted of the following:

Warrants – As further discussed in Note 5, the Company issued $100,000 of convertible notes during the six month period ended June 30, 2016. As additional consideration, the Company issued 400,000 warrants exercisable for one additional share of common stock at $0.20 expiring June 29, 2021.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCKHOLDERS’ EQUITY (continued)

Alternatively, the 2015 Special Warrants provide the holder the right to exchange their 2015 Special Warrants for equal participation in a subsequent equity financing. All 2015 Special Warrants outstanding at February 28, 2016 were automatically convert into Units.

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

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at June 30, 2016:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

8,896,901	$0.95	November 2016
22,572,827	0.75	December 2016
12,097,099	0.80	December 2016
6,125,000	0.40	March 2019
1,333,333	0.45	March 2019
27,075,000	0.40	February 2020
400,000	0.20	June 2021

78,500,160

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the Company’s common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2016, the Company had granted 17,396,916 options under the Plan with a weighted average exercise price of $0.46 per option. 13,992,197 options were outstanding as of June 30, 2016.

Stock warrants - Upon approval from the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At June 30, 2016, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

The Company used the following assumptions to estimate the fair values of the options granted for the six month periods ended:

	June 30, 2016	June 30, 2015
Dividend yield	-	-
Expected volatility	132.45% - 164.23%	71.55 – 165.7%
Risk-free interest rate	0.30 - 1.08%	0.02 – 1.32%
Expected life (years)	0.00 - 3.20	0.10 – 4.25

Inputs used in these models are determined as follows:

1.

The expected life represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the option pricing models. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s models.

2.	The requisite service period for market-based stock option awards is a derived output of the hybrid Monte Carlo-Trinomial Lattice model.

3.	Volatility is based on the average historical volatility levels of a representative peer group or the Company’s common stock depending on the life of the options.

4.	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero- coupon issues over the equivalent contractual lives of the options.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK-BASED COMPENSATION (continued)

During the six month period ended June 30, 2016, stock based compensation activity was as follows:

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

During the six month period ended June 30, 2015, stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $13,749 and $173,211 for the quarters ended June 30, 2016 and 2015, respectively and $997,162 and $214,837 for the six month periods ended June 30, 2016 and 2015, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense on the consolidated statements of operations.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK-BASED COMPENSATION (continued)

For the six month period ended June 30, 2015, the Company received $10,000 from the exercise of stock options; the related tax benefit amounted to $13,300 and the intrinsic value was $38,000. For the six month period ended June 30, 2016, no stock options were exercised.

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2016:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2015	19,842,197	$0.30	$0.56	2.90
Options/warrants granted	4,950,000	0.17	0.40	3.67
Options/warrants expired	(950,000)	0.29	0.67	-
Options/warrants exercised	-	-	-	-

Outstanding, June 30, 2016	23,842,197	$0.24	$0.52	2.49	$399,600

Exercisable, June 30, 2016	20,562,197	$0.27	$0.50	2.00	$399,600

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting during the six month period ended June 30, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2015	4,230,000	$0.27
Granted	-	-
Expired	(950,000)	0.29
Vested	-	-

Unvested, June 30, 2016	3,280,000	$0.26

As of June 30, 2016, there was $18,121 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was approximately 10 months as of June 30, 2016.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	INCOME TAXES

Income tax expense and effective tax rates were as follows for the three and six month periods ended June 30, 2016 and 2015:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Income tax expense	$ -	$(1,250)	$-	$(2,381)
Effective tax rate	0%	0.03%	0%	0.05%

The effective tax rates differed from the U.S. statutory rate of 35% primarily due to valuation allowances on the Company’s net deferred tax assets due to the uncertainty of realizing those assets.

The overall effective income tax rate for the year could be different from the effective tax rate for the six month period ended June 30, 2016. A summary of the Company’s deferred tax assets and liabilities and federal net operating loss carryforward are included in Note 7 “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property. The lease requires for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748. Minimum lease commitments are $53,807 and $4,498 for the twelve month periods ending June 30, 2017 and 2018, respectively.

Rental expense for office space was $15,676 and $14,629 for the quarters ended June 30, 2016 and 2015, respectively and $30,846 and $29,257 for the six month periods ended June 30, 2016 and 2015, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2017 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2016, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES (continued)

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring June 30, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of June 30, 2016, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of June 30, 2016, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of June 30, 2016, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

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

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2016 and 2015:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Reimbursement of expenses	$36,413	$12,869	$147,348	$18,037
Consulting services provided	105,000	105,000	210,000	210,000

Mineral and exploration expense – related party	$141,413	$117,869	$357,348	$228,037

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS (continued)

At June 30, 2016 and December 31, 2015, the Company owed DOSA $502,516 and $145,168, respectively, for NMC fees and reimbursements. During the six month period ended June 30, 2016, NMC advanced the Company $367,000 for working capital purposes. The advances have no formal repayment terms.

On February 26, 2016, the Company granted 4,500,000 warrants to NMC exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to- month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $5,202 and $5,001 for the three month periods ended June 30, 2016 and 2015, respectively and $10,404 and $10,002 for the six month periods ended June 30, 2016 and 2015, respectively. At June 30, 2016, no amounts were due from SMC. At December 31, 2015, $1,734 was due from SMC.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the six month period ended June 30, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At June 30, 2016 and December 31, 2015, the remaining amount due was $23,290. Also included in due to related parties at June 30, 2016 was $367,000 due to NMC.

12.	SUBSEQUENT EVENTS

Abandonment of mineral rights - On August 31, 2016, the Company elected not to renew 47% of the existing Columbus Project claims and 67% of the existing DDB claims by declining to pay the Bureau of Land Management (“BLM”) maintenance fees for the abandoned claims. A loss of $7,642,245 was recognized during the quarter ended September 30, 2016.

Convertible notes – In July 2016, the Company entered into an additional convertible note agreement in the amount of $50,000. The terms are equivalent to the convertible notes issued in June 2016 as discussed in Note 5. In March and April of 2017, all of the convertible notes and accrued interest were converted into shares at a price of $0.064 per share.

Warrant modifications and inducements – The Company had 43,566,827 outstanding warrants expiring on December 31, 2016. Effective December 27, 2016, the Company reduced the exercise price of each warrant to $0.08 per share and extended the expiration date to January 31, 2017. On January 17, 2017, the warrants were extended to February 17, 2017.

Additionally, the Company had 35,133,333 outstanding warrants expiring on various dates from March 2019 through July 2021. Effective December 27, 2016, the Company temporarily reduced the exercise price of each warrant to $0.08 per share for a period expiring January 31, 2017 after which, the warrants are exercisable at their original terms. On January 17, 2017, the inducement period was extended to February 17, 2017.

Proceeds received from warrant exercises included $2,983,774 in cash and settlement of $92,700 of accounts payable.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	SUBSEQUENT EVENTS (continued)

November warrant modification – The Company had 8,896,901 outstanding warrants expiring on November 30, 2016. Effective November 30, 2016, the warrants were extended to December 31, 2016 and were included in the December warrant extension.

Stock option modifications and inducements – The Company had 6,167,197 outstanding stock options and warrants expiring on December 31, 2016. Effective December 27, 2016, the Company reduced the exercise price of each award to $0.08 per share and extended the expiration date to January 31, 2017. On January 17, 2017, the inducement period was extended to February 17, 2017.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended June 30, 2016 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Cash	$54,607	$103,343
Current liabilities	$1,641,539	$378,090
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$15,758,332	$17,447,856

During the six months ended June 30, 2016, our liquidity position was affected by the following:

•	Continued exploration stage losses of $2,698,311 for the six months ended June 30, 2016. Significant non-cash expenses through this period included depreciation of $167,313 and stock- based compensation of $997,162.

•	We were able to defer payments to certain vendors, officers and directors thereby conserving cash but resulting in an increase in accounts payable and accrued liabilities of $808,449.

•	We received gross proceeds of $367,000 from a related party and $100,000 from the issuance of convertible notes to help fund current operations.

Our long term assets at June 30, 2016 include mineral properties of $15,882,179 (December 31, 2015 $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition cost of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

Six Month period ended June 30, 2016 and 2015.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 38% to $530,303 during the six month period ended June 30, 2016 from $854,119 during the six month period June 30, 2015. The decrease was due to the elimination of outside consultants given our cash constraints.

Mineral exploration and evaluation expenses – related party increased by 57% to $357,348 for the six month period ended June 30, 2016 from $228,037 for the six month period ended June 30, 2015. The increase is due to increased expense reimbursements to Nanominerals.

General and administrative expenses increased by 84% to $1,655,261 for the six month period ended June 30, 2016 from $897,692 for the six month period ended June 30, 2015. The increase is primarily the result of an increase in the stock based compensation due to granting more awards which were not subject to vesting restrictions in 2016 as compared to 2015.

Other Income (Expenses) decreased by 101% to $11,914 during the six month period ended June 30, 2016 from $(2,003,875) during the six month period ended June 30, 2015. The decrease is due to the automatic conversion of all special warrants issued during fiscal 2015, which expunged the underlying derivative liability.

Net Income (Loss). The aforementioned factors resulted in a net loss of $2,698,311 or $0.02 per common share, for the six month period ended June 30, 2016, as compared with a net loss of $4,357,178, or $0.03 per common share, for the six month period ended June 30, 2015.

Three Month period ended June 30, 2016 and 2015.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 36% to $268,287 during the three month period ended June 30, 2016 from $417,202 during the three month period June 30, 2015. The decrease was due to limited utilization of outside consultants given our cash constraints.

Mineral exploration and evaluation expenses – related party increased by 20% to $141,413 for the three month period ended June 30, 2016 from $117,869 for the three month period ended June 30, 2015. The increase is due to increased expense reimbursements to Nanominerals for Q2 2016.

General and administrative expenses decreased by 27% to $338,212 for the three month period ended June 30, 2016 from $463,033 for the three month period ended June 30, 2015. The decrease is the result of not filing a 10-Q in 2016 which reduced accounting, audit, and legal fees and less stock based compensation costs incurred in 2016 due to a reduction in vesting expense.

Other Income (Expenses) decreased by 100% to $5,545 during the three month period ended June 30, 2016 from $(2,677,054) during the three month period ended June 30 2015. The decrease is due to the automatic conversion of all special warrants which expunged the underlying derivative liability.

Net Income (Loss). The aforementioned factors resulted in a net loss of $826,023 or $0.00 per common share, for the three month period ended June 30, 2016, as compared with a net loss of $3,866,988 or $0.02 per common share, for the three month period ended June 30, 2015.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2016, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IRELAND INC.

Date:	May 26, 2017	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	May 26, 2017	By:	/s/ David Z. Strickler, Jr.
DAVID Z. STRICKLER, JR.
Chief Operating Officer, Interim Chief Financial Officer
and Interim Treasurer
(Principal Financial Officer and Principal Accounting Officer)