Form 10-Q
period 2016-09-30
IRELAND INC.
filed 2017-05-26
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Not Applicable
Former name, former address and former fiscal year, if changed since last report)

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
As of May 19, 2017, the Registrant had 272,898,347 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of our results for the year ended December 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	December 31, 2015

ASSETS

Current assets
Cash	$38,331	$103,343
Other receivables	911	4,177
Prepaid expenses	92,406	299,623

Total current assets	131,648	407,143

Property and equipment, net	829,343	1,077,516
Mineral properties	8,239,934	15,882,179
Reclamation bonds	1,115,114	1,121,184
Deposits	10,262	10,262

Total non-current assets	10,194,653	18,091,141

Total assets	$10,326,301	$18,498,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$672,650	$149,622
Accounts payable - related party	630,065	145,168
Accrued payroll and related taxes	131,208	60,010
Convertible notes, net of discount	134,926	-
Due to related party	660,290	23,290

Total current liabilities	2,229,139	378,090

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	2,901,477	1,050,428

Commitments and contingencies - Note 9

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 181,472,875 and 158,697,875 shares, respectively, issued and outstanding	181,471	158,696
Additional paid-in capital	67,413,786	66,406,028
Accumulated deficit	(60,170,433)	(49,116,868)

Total stockholders' equity	7,424,824	17,447,856

Total liabilities and stockholders' equity	$10,326,301	$18,498,284

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	229,741	445,496	760,043	1,299,614
Mineral exploration and evaluation expenses - related party	127,549	105,880	484,897	333,917
General and administrative	271,706	471,651	1,926,968	1,369,345
Depreciation	80,860	88,485	248,173	459,560
Abandonment of mineral rights	7,642,245	-	7,642,245	-

Total operating expenses	8,352,101	1,111,512	11,062,326	3,462,436

Loss from operations	(8,352,101)	(1,111,512)	(11,062,326)	(3,462,436)

Other income (expense)
Interest income	1,481	3,322	4,807	13,518
Rental income - related party	5,202	5,068	15,606	65,070
Change in derivative liability	-	5,939,750	-	3,866,450
Interest expense	(9,836)	-	(11,652)	(772)

Total other income (expense)	(3,153)	5,948,140	8,761	3,944,266

(Loss) income before income taxes	(8,355,254)	4,836,628	(11,053,565)	481,830

Income tax expense	-	(569)	-	(2,950)

Net (loss) income	$(8,355,254)	$4,836,059	$(11,053,565)	$478,880

(Loss) income per common share - basic	$(0.05)	$0.03	$(0.06)	$0.00

(Loss) income per common share - diluted	$(0.05)	$0.03	$(0.06)	$0.00

Weighted average common shares outstanding -

Basic	181,472,875	156,709,016	176,637,200	154,408,131

Dilutive	181,472,875	185,822,875	176,637,200	179,546,318

Consolidated Statements of Comprehensive (Loss) Income

Net (loss) income	$(8,355,254)	$4,836,059	$(11,053,565)	$478,880

Other comprehensive loss
Unrealized loss on investments, net of deferred tax	-	(1,057)	-	(5,478)

Total comprehensive (loss) income	$(8,355,254)	$4,835,002	$(11,053,565)	$473,402

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2014	150,772,875	$150,771	$65,626,112	$5,478	$(48,645,737)	$17,136,624

Stock-based compensation	-	-	387,390	-	-	387,390

Issuance of warrants for cash, net	-	-	3,795,647	-	-	3,795,647

Derivative liability	-	-	(3,518,000)	-	-	(3,518,000)

Exercise of Special Warrants	7,425,000	7,425	(7,425)	-	-	-

Issuance of shares for cash, net	200,000	200	9,800	-	-	10,000

Unrealized loss on investments, net of $2,950 deferred tax	-	-	-	(5,478)	-	(5,478)

Net income, September 30, 2015	-	-	-	-	478,880	478,880

Balance, September 30, 2015	158,397,875	$158,396	$66,293,524	$-	$(48,166,857)	$18,285,063

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$-	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	1,010,908	-	-	1,010,908

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	-	(375)

Issuance of warrants with convertible notes	-	-	20,000	-	-	20,000

Net loss, September 30, 2016	-	-	-	-	(11,053,565)	(11,053,565)

Balance, September 30, 2016	181,472,875	$181,471	$67,413,786	$-	$(60,170,433)	$7,424,824

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,053,565)	$478,880
Adjustments to reconcile (loss) income from operations to net cash used in operating activities:
Depreciation	248,173	459,560
Stock-based compensation	1,010,908	387,390
Abandonment of mineral rights	7,642,245	-
Amortization of debt discount	4,926	-
Change in derivative liability	-	(3,866,450)
Deferred income taxes	-	2,950
Changes in operating assets and liabilities:
Other receivables	3,266	5,403
Prepaid expenses	207,217	19,533
Reclamation bonds and other deposits	6,070	(101)
Accounts payable and accrued liabilities	1,079,123	(479,444)

Net cash used in operating activities	(851,637)	(2,992,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(298,467)

Net cash used by investing activities	-	(298,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity issuances	-	3,810,000
Proceeds from related party	637,000	-
Proceeds from issuance of convertible notes	150,000	-
Financing issuance costs	(375)	(4,353)

Net cash provided by financing activities	786,625	3,805,647

NET CHANGE IN CASH	(65,012)	514,901

CASH AT BEGINNING OF PERIOD	103,343	259,495

CASH AT END OF PERIOD	$38,331	$774,396

SUPPLEMENTAL INFORMATION

Interest paid	$2,986	$772

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Detachable warrants issued with convertible notes	$20,000	$-

Investor warrants issued with non-customary anti-dilution provisions	$-	$3,518,000

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

Basis of presentation - The financial statements present the consolidated balance sheets, statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

Going concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Since its formation, the Company has incurred comprehensive cumulative net losses of $60,170,433 as of September 30, 2016. The Company has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, asset retirement obligations and the realizability of deferred tax assets. Actual results could differ from those estimates.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 102,542,357 and 70,889,357 stock options and warrants were outstanding at September 30, 2016 and 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016			December 31, 2015
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(50,050)	$11,355	$61,405	$(40,984)	$20,421
Computers and equipment	57,785	(44,140)	13,645	57,785	(36,493)	21,292
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,776,676)	149,055	2,925,731	(2,756,351)	169,380
Site equipment	2,179,803	(1,733,682)	446,121	2,179,803	(1,560,046)	619,757
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(320,833)	179,167	500,000	(283,334)	216,666

	$5,778,319	$(4,948,976)	$829,343	$5,778,319	$(4,700,803)	$1,077,516

Depreciation expense was $80,860 and $88,485 for quarters ended September 30, 2016 and 2015, respectively and $248,173 and $459,560 for the nine month periods ended September 30, 2016 and 2015, respectively.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MINERAL PROPERTIES (continued)

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. As of September 30, 2016 and December 31, 2015, reclamation bonding amounted to $1,115,114 and $1,121,184, respectively.

Asset retirement obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of September 30, 2016 and December 31, 2015. The estimated costs were discounted using credit adjusted risk-free interest rates of 4.25% and an inflation rates of 3.78%.

4.	DERIVATIVE WARRANT LIABILITY

At September 30, 2015, the Company had 23,075,000 Special Warrants outstanding. The Special Warrants were convertible through February 28, 2016, at no additional cost to the holder, on a 1:1 basis into units consisting of one share of common stock and one warrant exercisable for one additional share of common stock at $0.40, expiring February 28, 2020. On February 28, 2016, all of the outstanding Special Warrants were automatically converted into units.

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

The change in the fair value of the derivative liability was $5,939,750 for the quarter ended September 30, 2015 and $3,866,450 for the nine month period ended September 30, 2015. The fair value was estimated using the Binomial Lattice pricing-model, with the following assumptions used for the nine month period ended September 30, 2015:

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CONVERTIBLE NOTES

During 2016, the Company entered into convertible note agreements in the amount of $150,000. The notes accrue interest at 10% and mature $100,000 in June 2017 and $50,000 in July 2017. The notes may be converted into units at a conversion price of $0.20 with each unit consisting of one share of common stock and one warrant exercisable at $0.30 per share for a period of 5 years. Alternatively, if the Company completes a subsequent equity financing, the lender may convert the notes into common stock or common stock equivalents that the lender would have been entitled to had the lender participated in the subsequent equity financing at an aggregate subscription price equal to 125% of the full amount of the outstanding principal and any accrued but unpaid interest thereon at the date the conversion right is exercised (Alternative Conversion Option).

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

The carrying value of the convertible notes, net of discount was comprised of the following at September 30, 2016:

Convertible notes at face value	$150,000
Unamortized discount	(15,074)

Convertible notes, net of discount	$134,926

Interest expense related to the convertible notes included the following for the nine months ended September 30, 2016:

Interest rate at 10%	$3,740
Amortization of debt discount	4,926

Total interest expense on convertible notes	$8,666

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2016, stockholders’ equity activity consisted of the following:

Warrants – As further discussed in Note 5, the Company issued $150,000 of convertible notes during the nine month period ended September 30, 2016. As additional consideration, the Company issued 600,000 warrants exercisable for one additional share of common stock at $0.20. 400,000 warrants expire in June 2021 and 200,000 in July 2021.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCKHOLDERS’ EQUITY (continued)

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at September 30, 2016:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

8,896,901	$0.95	November 2016
22,572,827	0.75	December 2016
12,097,099	0.80	December 2016
6,125,000	0.40	March 2019
1,333,333	0.45	March 2019
27,075,000	0.40	February 2020
400,000	0.20	June 2021
200,000	0.20	July 2021

78,700,160

7.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2016, the Company had granted 17,396,916 options under the Plan with a weighted average exercise price of $0.46 per option. 13,992,197 options were outstanding as of September 30, 2016.

Stock warrants - Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At September 30, 2016, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

The Company used the following assumptions to estimate the fair values of the options granted for the nine month periods ended:

	September 30,	September 30,
	2016	2015
Dividend yield	-	-
Expected volatility	132.45% - 164.23%	71.55 – 165.7%
Risk-free interest rate	0.30 - 1.08%	0.02 – 1.32%
Expected life (years)	0.00 - 3.20	0.10 – 4.25

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK-BASED COMPENSATION (continued) Inputs used in these models are determined as follows:

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

During the nine month period ended September 30, 2016, stock based compensation activity was as follows:

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

During the nine month period ended September 30, 2015, stock based compensation activity was as follows:

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK-BASED COMPENSATION (continued)

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $13,746 and $172,553 for the quarters ended September 30, 2016 and 2015, respectively and $1,010,908 and $387,390 for the nine month periods ended September 30, 2016 and 2015, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense on the consolidated statement of operations.

For the nine month period ended September 30, 2015, the Company received $10,000 from the exercise of stock options; the related tax benefit amounted to $13,300 and the intrinsic value was $38,000. For the nine month period ended September 30, 2016, no stock options were exercised.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2016:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2015	19,842,197	$0.30	$0.56	2.90
Options/warrants granted	4,950,000	0.17	0.40	3.41
Options/warrants expired	(950,000)	0.29	0.67	-
Options/warrants exercised	-	-	-	-

Outstanding, September 30, 2016	23,842,197	$0.24	$0.52	2.24	$222,000

Exercisable, September 30, 2016	20,562,197	$0.27	$0.50	1.75	$222,000

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting during the nine month period ended September 30, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2015	4,230,000	$0.27
Granted	-	-
Expired	(950,000)	0.29
Vested	-	-

Unvested, September 30, 2016	3,280,000	$0.26

As of September 30, 2016, there was $4,375 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.12 years as of September 30, 2016.

8.	INCOME TAXES

Income tax expense and effective tax rates were as follows for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September	September 30,	September 30,
	2016	30, 2015	2016	2015

Income tax expense	$ -	$(569)	$-	$(2,950)
Effective tax rate	0%	0.01%	0%	0.61%

The effective tax rates differed from the U.S. statutory rate of 35% primarily due to valuation allowances on the Company’s net deferred tax assets due to the uncertainty of realizing those assets.

The overall effective income tax rate for the year could be different from the effective tax rate for the nine month period ended September 30, 2016. A summary of the Company’s deferred tax assets and liabilities and federal net operating loss carryforward are included in Note 7 “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in August 2017 and provides an option to renew the lease for an additional four years. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease of a similar property. The lease requires for increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748. The minimum lease commitment for the twelve month period ended September 30, 2017 is $44,983.

Rental expense for office space was $15,170 and $14,629 for the quarters ended September 30, 2016 and 2015, respectively and $46,017 and $43,886 for the nine month periods ended September 30, 2016 and 2015, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2017 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2016, no draws have been made on the letter of credit.

Consultant bonus – In April 2012, the Company entered into an Agreement for Services (the “Agreement”) with a consulting firm. The Company agreed to pay the firm at their standard rates in exchange for services provided. In addition, the Company agreed to pay bonuses to the firm upon completion of milestones as defined in the Agreement. The bonuses consist of cash payments up to $400,000 and issuance of up to 3,000,000 warrants at a price of $0.90 per share and expiring June 30, 2017. The Agreement does not contain any performance commitments; therefore, the fair value of the warrants will be measured and recognized on the dates that the milestones are reached. As of September 30, 2016, no milestones have been reached for which a bonus was due or paid.

Registration Rights Agreement - In connection with the November 30, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. If the Company is not able to comply with the registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the subscription proceeds on the date of such failure, and each month thereafter, up to a maximum of 6% of the subscription proceeds. The maximum penalty amounts to $346,979; however, the RRA also provides that no liquidated damages are payable so long as the securities could be resold using Rule 144. As of September 30, 2016, the Company had incurred and paid cumulative penalties of $5,757. Additionally, as of September 30, 2016, the Company was not in compliance with the registration requirements; however, any penalty is limited to use of the cashless exercise rights to the extent available.

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

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Reimbursement of expenses	$22,549	$880	$169,897	$18,917
Consulting services provided	105,000	105,000	315,000	315,000

Mineral and exploration expense – related party	$127,549	$105,880	$484,897	$333,917

At September 30, 2016 and December 31, 2015, the Company owed DOSA $630,065 and $145,168, respectively, for NMC fees and reimbursements. During the nine month period ended September 30, 2016, NMC advanced the Company $637,000 for working capital purposes. The advances have no formal repayment terms.

On February 26, 2016, the Company granted 4,500,000 warrants to NMC exercisable at a price of $0.40 per share for a period expiring on February 28, 2020. The warrants were issued in consideration for services provided.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to-month terms to SMC. NMC is a shareholder in both the Company and SMC. Additionally, one of the Company’s consultants is an officer and director of SMC. Total rent income earned was $5,202 and $5,068 for the three month periods ended September 30, 2016 and 2015, respectively and $15,606 and $15,070 for the nine month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016, no amounts were due from SMC. At December 31, 2015, $1,734 was due from SMC.

Cactus Mining – Cactus Mining is an affiliate of NMC. For the nine month period ended September 30, 2015, Cactus Mining paid the Company $50,000 for use of onsite laboratory facilities and personnel for the month of March 2015.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At September 30, 2016 and December 31, 2015, the remaining amount due was $23,290. Also included in due to related parties at September 30, 2016 was $637,000 due to NMC.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	SUBSEQUENT EVENTS

Convertible notes – In March and April of 2017, all of the convertible notes and accrued interest were converted into shares at a price of $0.064 per share.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended September 30, 2016 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Cash	$38,331	$103,343
Current liabilities	$2,229,139	$378,090
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$7,424,824	$17,447,856

During the nine months ended September 30, 2016, our liquidity position was affected by the following:

•

Continued exploration stage losses of $11,053,565 for the nine months ended September 30, 2016. Significant non-cash expenses through this period included depreciation of $248,173 and stock- based compensation of $1,010,908.

•

During Q3 2016, we elected not to renew 47% of the existing Columbus Project claims and 67% of the existing DDB claims by declining to pay the Bureau of Land Management (BLM) maintenance fees for the abandoned claims. A loss of $7,642,245 was recognized during the quarter.

•	We were able to defer payments to certain vendors, officers and directors thereby conserving cash but resulting in an increase in accounts payable and accrued liabilities of $1,079,123.

•	We received gross proceeds of $637,000 from a related party and $150,000 from the issuance of convertible notes to help fund current operations.

Our long term assets at September 30, 2016 include mineral properties of $8,239,934 (December 31, 2015 $15,882,179). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition cost of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

Nine Month period ended September 30, 2016 and 2015.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 42% to $760,043 during the nine month period ended September 30, 2016 from $1,299,614 during the nine month period September 30, 2015. The decrease was due to the elimination of outside consultants given our cash constraints.

Mineral exploration and evaluation expenses – related party increased by 45% to $484,897 for the nine month period ended September 30, 2016 from $333,917 for the nine month period ended September 30, 2015. The increase is due to increased expense reimbursements to Nanominerals.

General and administrative expenses increased by 41% to $1,926,968 for the nine month period ended September 30, 2016 from $1,369,345 for the nine month period ended September 30, 2015. The increase is primarily the result an increase in the stock based compensation due to granting more awards which were not subject to vesting restrictions in 2016 as compared to 2015.

Abandonment of mineral rights increased to $7,642,245 for the nine month period ended September 30, 2016 from $0 during the nine month period ended September 30, 2015. Abandonment of Mineral Rights for 2016 represents our election on August 31, 2016 not to renew 328 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims.

Other Income (Expenses) decreased by 100% to $8,761 during the nine month period ended September 30, 2016 from $3,944,266 during the nine month period ended September 30, 2015. The decrease is due to the automatic conversion of all special warrants issued during fiscal 2015, which expunged the underlying derivative liability.

Net Income (Loss). The aforementioned factors resulted in a net loss of $(11,053,565) or $0.06 per common share, for the nine month period ended September 30, 2016, as compared with a net income of $478,880, or $0.00 per common share, for the nine month period ended September 30, 2015.

Three Month period ended September 30, 2016 and 2015.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 48% to $229,741 during the three month period ended September 30, 2016 from $445,496 during the three month period September 30, 2015. The decrease was due to limited utilization of outside consultants given our cash constraints.

Mineral exploration and evaluation expenses – related party increased by 20% to $127,549 for the three month period ended September 30, 2016 from $105,880 for the three month period ended September 30, 2015. The increase is due to increased expense reimbursements to Nanominerals for Q3 2016.

General and administrative expenses decreased by 42% to $271,706 for the three month period ended September 30, 2016 from $471,651 for the three month period ended September 30, 2015. The decrease is the result of not filing a 10-Q in 2016 which reduced accounting, audit, and legal fees and less stock based compensation costs incurred in 2016 due to a reduction in vesting expense.

Other Income (Expenses) decreased by 100% to $(3,153) during the three month period ended September 30, 2016 from $5,948,140 during the three month period ended September 30, 2015. The decrease is due to the automatic conversion of all special warrants which expunged the underlying derivative liability.

Net Income (Loss). The aforementioned factors resulted in a net loss of $8,355,254 or $0.05 per common share, for the three month period ended September 30, 2016, as compared with a net income of $4,836,059 or $0.03 per common share, for the three month period ended September 30, 2015

OFF-BALANCE SHEET ARRANGEMENTS

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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2016, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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