Form 10-Q
period 2017-06-30
IRELAND INC.
filed 2017-08-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
[X] Yes     [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes       [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 14, 2017, the Registrant had 272,898,347 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2017	December 31, 2016

ASSETS

Current assets
Cash	$2,591,770	$56,359
Other receivables	7,688	2,279
Prepaid expenses	92,478	93,488

Total current assets	2,691,936	152,126

Property and equipment, net	1,025,231	749,753
Mineral properties	8,239,934	8,239,934
Reclamation bonds	1,115,229	1,115,153
Deposits	10,262	10,262

Total non-current assets	10,390,656	10,115,102

Total assets	$13,082,592	$10,267,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$113,033	$772,720
Accounts payable - related party	110,168	761,442
Accrued payroll and related taxes	103,169	170,673
Convertible notes, net of discount	-	139,967
Due to related party	23,290	1,060,290

Total current liabilities	349,660	2,905,092

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,021,998	3,577,430

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 272,898,347 and 181,472,875 shares, respectively, issued and outstanding	272,898	181,471
Additional paid-in capital	75,487,688	67,960,874
Accumulated deficit	(63,699,992)	(61,452,547)

Total stockholders' equity	12,060,594	6,689,798

Total liabilities and stockholders' equity	$13,082,592	$10,267,228

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	247,783	268,287	506,291	530,303
Mineral exploration and evaluation expenses - related party	105,000	141,413	239,307	357,348
General and administrative	544,257	338,212	1,343,171	1,655,261
Depreciation	77,773	83,656	159,647	167,313

Total operating expenses	974,813	831,568	2,248,416	2,710,225

Loss from operations	(974,813)	(831,568)	(2,248,416)	(2,710,225)

Other income (expense)
Interest income	3,424	1,615	5,747	3,326
Rental income - related party	5,409	5,202	10,818	10,404
Interest expense	(1,550)	(1,272)	(15,594)	(1,816)

Total other income (expense)	7,283	5,545	971	11,914

Loss before income taxes	(967,530)	(826,023)	(2,247,445)	(2,698,311)

Income tax expense	-	-	-	-

Net loss	$(967,530)	$(826,023)	$(2,247,445)	$(2,698,311)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and dilutive	272,861,381	181,472,875	237,962,227	174,192,793

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	997,162	-	997,162

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	(375)

Issuance of warrants with convertible notes	-	-	12,000	-	12,000

Net loss, June 30, 2016	-	-	-	(2,698,311)	(2,698,311)

Balance, June 30, 2016	181,472,875	$181,471	$67,392,040	$(51,815,179)	$15,758,332

Balance, December 31, 2016	181,472,875	$181,471	$67,960,874	$(61,452,547)	$6,689,798

Stock-based compensation	-	-	278,112	-	278,112

Investor relations expense	-	-	97,000	-	97,000

Exercise of stock options	1,100,000	1,100	56,900	-	58,000

Exercise of stock warrants	38,455,921	38,458	3,038,016	-	3,076,474

Debt and accrued interest converted into shares	2,500,428	2,500	157,527	-	160,027

Issuance of common stock in private placement, $0.08 per share, net of $902 issuance fees	49,369,123	49,369	3,899,259	-	3,948,628

Net loss, June 30, 2017	-	-	-	(2,247,445)	(2,247,445)

Balance, June 30, 2017	272,898,347	$272,898	$75,487,688	$(63,699,992)	$12,060,594

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,247,445)	$(2,698,311)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	159,647	167,313
Stock-based compensation	278,112	997,162
Investor relations expense	97,000	-
Amortization of debt discount	10,033	-
Changes in operating assets and liabilities:
Other receivables	(5,409)	1,898
Prepaid expenses	1,010	202,020
Reclamation bonds and other deposits	(76)	6,108
Accounts payable and accrued liabilities	(382,208)	808,449

Net cash used in operating activities	(2,089,336)	(515,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(435,125)	-

Net cash used by investing activities	(435,125)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	2,044,000	-
Proceeds from exercise of stock options and warrants	3,016,774	-
Advances due to related party	-	367,000
Proceeds from issuance of convertible notes	-	100,000
Financing issuance costs	(902)	(375)

Net cash provided by financing activities	5,059,872	466,625

NET CHANGE IN CASH	2,535,411	(48,736)

CASH AT BEGINNING OF PERIOD	56,359	103,343

CASH AT END OF PERIOD	$2,591,770	$54,607

SUPPLEMENTAL INFORMATION

Interest paid	$5,561	$1,693

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Accounts payable, accrued liabilities and amounts due to related party settled with issuance of common stock at $0.08 per share	$1,998,230	$-

Accounts payable settled with issuance of common stock at $0.05 per share	$25,000	$-

Convertible notes and accrued interest converted into shares of common stock at $0.064 per share	$160,027	$-

Detachable warrants issued with convertible notes	$-	$12,000

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

As of June 30, 2017, the Company had cumulative net losses of $63,699,992 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the six month period ended June 30, 2017, the Company incurred a net loss of $2,247,445, had negative cash flows from operating activities of $2,089,336 and will incur additional future losses due to planned continued exploration expenses.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

During 2017, the Company raised $5,060,774 in cash and settled $2,183,257 in current obligations through completion of a private placement, conversion of debt to common stock and through warrant and stock option exercises. Management believes that these funds will allow the Company to continue its operations for the next twelve months. Additionally, the Company may reduce expenses and defer payment of certain obligations where available. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of common stock the ownership interest of the Company’s existing common stock holders will be diluted.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 46,558,333 and 102,342,357 stock options and warrants were outstanding at June 30, 2017 and 2016, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-based compensation - Stock-based compensation awards are charged to expense based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Forfeitures of awards are accounted for when they occur.

For awards that vest dependent on achieving a performance target, the total value of the award is recognized over the requisite service period only if management has determined that achievement of the performance condition is probable. The requisite service period is based on management’s estimate of when the performance condition will be met. Changes in the requisite service period or the estimated probability of achievement can materially affect the amount of stock-based compensation recognized in the consolidated financial statements.

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

The Company adopted ASU No. 2016-09 on January 1, 2017. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations or statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, which clarifies diversity in practice in how companies account for a change to the terms or conditions of a share-based payment award. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is evaluating the effect the guidance will have on its consolidated financial statements.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017			December 31, 2016
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(60,976)	$429	$61,405	$(53,072)	$8,333
Computers and equipment	55,626	(46,425)	9,201	57,785	(46,548)	11,237
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,795,687)	130,044	2,925,731	(2,783,133)	142,598
Site equipment	2,611,672	(1,897,782)	713,890	2,179,803	(1,788,885)	390,918
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(358,333)	141,667	500,000	(333,333)	166,667

	$6,208,029	$(5,182,798)	$1,025,231	$5,778,319	$(5,028,566)	$749,753

Depreciation expense was $77,773 and $83,656 for the three month periods ended June 30, 2017 and 2016, respectively and $159,647 and $167,313 for the six month periods ended June 30, 2017 and 2016 respectively.

3.	MINERAL PROPERTIES

Mineral properties – On February 20, 2008, the Company acquired a 100% interest in the Columbus Project by way of merger with Columbus Brine Inc. (“CBI”). Prior to the merger, the Company held a 15% interest in the Columbus Project by satisfying its option agreement requirements. Pursuant to the option assignment agreement, the Company granted and continues to have a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. At June 30, 2017 and December 31, 2016, mineral properties amounted to $8,239,934, respectively.

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. As of June 30, 2017 and December 31, 2016, reclamation bonding amounted to $1,115,229 and $1,115,153, respectively.

Asset retirement obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of June 30, 2017 and December 31, 2016. The estimated costs were discounted using credit adjusted risk-free interest rates of 4.25% and an inflation rates of 3.78%.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	CONVERTIBLE NOTES

During the year ended December 31, 2016, the Company entered into convertible note agreements in the amount of $150,000. During the six month period ended June 30, 2017, all of the convertible notes and $10,027 of accrued interest were converted into shares of common stock at $0.064 per share.

5.	STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2017, stockholders’ equity activity consisted of the following:

Warrant modifications and inducements – The Company had 43,566,827 warrants outstanding expiring on December 31, 2016. Such warrants were issued in private placement transactions completed between 2007 and 2012 and had a weighted average exercise price of $0.80. Effective December 27, 2016, the Company reduced the exercise price of each warrant to $0.08 per share and extended the expiration date to January 31, 2017. On January 17, 2017, the warrants were further extended to February 17, 2017. No additional expense was recognized as the incremental fair market value of the modification was determined to be zero. The Company issued 28,755,921 shares of common stock from the exercise of warrants before the final expiration date.

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

Stock option exercises – During the six month period ended June 30, 2017, the Company issued 1,100,000 shares of common stock from the exercise of stock options. Proceeds received from stock option exercises included $33,000 in cash and settlement of $25,000 of accounts payable.

During the six month period ended June 30, 2016, stockholders’ equity activity consisted of the following:

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Warrants – The Company issued $100,000 of convertible notes during the six month period ended June 30, 2016. As additional consideration, the Company issued 400,000 warrants exercisable for one additional share of common stock at $0.20 expiring June 29, 2021.

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

At June 30, 2017, the Company’s outstanding warrants issued in financing transactions consisted of the following:

Shares Underlying
Outstanding Warrants	Exercise Price	Expiration Date

5,050,000	$0.40	March 2019
1,333,333	0.45	March 2019
18,650,000	0.40	February 2020
200,000	0.20	June 2021
200,000	0.20	July 2021

25,433,333

6.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the Board of Directors.

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the Company’s common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of June 30, 2017, the Company had granted 25,486,916 options under the Plan with a weighted average exercise price of $0.34 per option. 15,875,000 options were outstanding as of June 30, 2017.

Stock warrants - Upon approval from the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At June 30, 2017, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The Company used the following assumptions to estimate the fair values of the options granted for the six month periods ended:

	June 30, 2017	June 30, 2016
Dividend yield	-	-
Expected volatility	117.37 – 148.20%	132.45% - 164.23%
Risk-free interest rate	0.52 – 1.48%	0.30 - 1.08%
Expected life (years)	0.10 – 2.10	0.00 – 3.20

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

During the six month period ended June 30, 2017, stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $124,411 and $13,749 for the three month periods ended June 30, 2017 and 2016, respectively and $278,112 and $997,162 for the six month periods ended June 30, 2017 and 2016, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense on the consolidated statements of operations.

For the six month period ended June 30, 2017, the Company received $58,000 from the exercise of stock options; the related tax benefit amounted to $26,600 and the intrinsic value was $76,000. For the six month period ended June 30, 2016, no stock options were exercised.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2017:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2016	31,562,197	$0.20	$0.41	2.92
Options/warrants granted	300,000	0.08	0.14	2.64
Options/warrants expired	(9,637,197)	0.36	0.59	-
Options/warrants exercised	(1,100,000)	0.41	0.05	-

Outstanding, June 30, 2017	21,125,000	$0.15	$0.34	3.79	$1,810,700

Exercisable, June 30, 2017	13,970,000	$0.15	$0.33	3.18	$209,750

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting during the six month period ended June 30, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2016	11,350,000	$0.12
Granted	-	-
Expired	-	-
Vested	(4,195,000)	0.06

Unvested, June 30, 2017	7,155,000	$0.16

As of June 30, 2017, there was $248,820 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.60 years as of June 30, 2017.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

No income tax expense or benefit was recognized for the three or six month periods ended June 30, 2017 or 2016. The effective tax rates of 0% differed from the U.S. statutory rate of 35% primarily due to valuation allowances on the Company’s net deferred tax assets due to the uncertainty of realizing those assets.

The overall effective income tax rate for the year could be different from the effective tax rate for the six month period ended June 30, 2017. A summary of the Company’s deferred tax assets and liabilities and federal net operating loss carryforward are included in Note 8 “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in July 2021. The lease requires increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748. The following table represents future base rental payments for each of the years ending June 30,

2018	$55,582
2019	57,715
2020	59,882
2021	62,333
2022	5,212

$240,724

Rental expense for office space was $15,635 and $15,676 for the three month periods ended June 30, 2017 and 2016, respectively and $31,270 and $30,846 for the six month periods ended June 30, 2017 and 2016, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2018 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of June 30, 2017, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2017, the Company had $2,106,004 in excess of FDIC insured limits.

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

DOSA - DOSA is a consulting firm owned by the Company’s CEO. Services provided by NMC through March 31, 2017 were coordinated for the Company by DOSA. No management fees were billed to the Company for these services. Details of these transactions are provided below. The CEO’s salary and reimbursable expenses are also paid to DOSA. During the first quarter of 2017, $63,900 of amounts due to DOSA were settled with the issuance of 798,750 shares of common stock at $0.08 per share.

NMC - NMC is the Company’s largest shareholder. NMC and its affiliates own approximately 23.6% of the Company’s outstanding common stock and is the Company’s lead consultant on technical exploration matters.

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2017 and 2016:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Reimbursement of expenses	$-	$36,413	$29,307	$147,348
Consulting services provided	105,000	105,000	210,000	210,000

Mineral and exploration expense – related party	$105,000	$141,413	$239,307	$357,348

At June 30, 2017 and December 31, 2016, the Company owed $110,168 and $761,442, respectively, for NMC fees and reimbursements. During the first quarter of 2017, accounts payable of $731,800 were settled with the issuance of 9,147,500 shares of common stock at $0.08 per share and $25,000 of accounts payable were settled with issuance of 500,000 shares of common stock at $0.05 per share.

During the year ended December 31, 2016, NMC advanced the Company $1,037,000 for working capital purposes. During the first quarter of 2017, the amount was settled with issuance of 12,962,500 shares of common stock at $0.08 per share.

Pursuant to an option assignment agreement related to the Columbus Project, the Company granted a 5% net smelter return royalty to NMC as further discussed in Note 3.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS (continued)

Searchlight Minerals Corp. (“SMC”) – The Company leases corporate office space on month-to- month terms to SMC. NMC is a shareholder in both the Company and SMC. Total rent income earned was $5,409 and $5,202 for the three month periods ended June 30, 2017 and 2016, respectively and $10,818 and $10,404 for the six month periods ended June 30, 2017 and 2016, respectively. $5,409 was due from SMC as of June 30, 2017. No amounts were due from SMC as of December 31, 2016.

Accrued director fees settlement – During the first quarter of 2017, the Company settled $40,000 of accrued director fees with the issuance of 500,000 shares of the common stock at a price of $0.08 per share.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At June 30, 2017 and December 31, 2016, the remaining amount due was $23,290.

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

Our lead project, the “Columbus Project,” is a prospective gold, silver, palladium and calcium carbonate property located in Esmeralda County, Nevada. The Columbus Project consists of 138 mineral claims covering approximately 6,778 acres, plus an additional 80 acres of private land, for a total of 6,858 acres including a 380 acre Permitted Mine Area (60-acre mill site and mill facility, 266-acre mine site with 54 acres defined as “undisturbed area”). Our current permits allow us to mine up to 792,000 tons per year to 40 feet in depth for the purpose of extracting precious metals and calcium carbonate from the Permitted Mine Area. In addition, we own 80 acres of land in the southeast quadrant of the project. Our current exploration efforts are focused on the North and South Sand Zones of the Columbus Project.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on April 11, 2017.

RECENT CORPORATE DEVELOPMENTS

There were no significant corporate developments during our fiscal quarter ended June 30, 2017.

PLAN OF OPERATIONS

During the next twelve months, we intend to continue with our exploration program for the Columbus Project.

The Columbus Project

The technical program for the Columbus Project has two primary objectives: (a) to identify the mineral resources and (b) to determine the feasibility of mining and extracting precious metals from the project.

(a)

Mineralization: Exploration work to date has identified three different host materials (sand, clay, brine) each of which could potentially contain commercial quantities of gold, silver and palladium mineralization within the project area. The sand zones outcrop on the western side of the Columbus basin and dip gently eastward. The clay zones also outcrop and overlay the sand zones. The brine zone occurs as an aquifer at some 400 feet depth underlying the sand/clay zones.

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

During the second quarter of 2017, pilot plant test runs to produce concentrates containing precious metals have continued, and ongoing laboratory extraction optimization work has successfully eliminated all but the last coating layer entombing gold and palladium particles. Final optimization tests for gold and palladium extraction are ongoing and are expected to continue during the third quarter of 2017.

Also during the second quarter of 2017, we installed a larger 50 kw furnace in the pilot plant, increasing the capacity of the pilot plant circuit. The pilot plant has been adjusted to produce electrowon concentrates containing entombed particles of gold, palladium and silver from 500 pound test runs.

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

We anticipate spending approximately $4,361,000 on our exploration program and capital expenditures for the Columbus Project during the twelve months ending June 30, 2018.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended June 30, 2017 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Cash	$2,591,770	$56,359
Current liabilities	$349,660	$2,905,092
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$12,060,594	$6,689,798

During the six months ended June 30, 2017, our liquidity position was affected by the following:

•

Continued exploration stage losses of $2,247,445 for the six months ended June 30, 2017. Significant non-cash expenses through this period included depreciation of $159,647, stock-based compensation of $278,112, and an investor relations expense of $97,000.

•

During the six months ended June 30, 2017 we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $58,000 through the exercise of outstanding options under our 2007 stock option plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share.

•

The completion of equity transactions allowed us to purchase equipment totaling $435,125, and pay down or aid in settlement of accounts payable, accrued liabilities and amounts due to a related party by $2,405,438.

Our long term assets at June 30, 2017 include mineral properties of $8,239,934 (December 31, 2016 $8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition cost of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending June 30, 2018:

Columbus Project
• Property Payments	$56,000
• Drilling Program and Mineralization Estimates	992,000
• Pilot Plant / Project Feasibility	1,596,000
Total for Columbus Project	$2,644,000
General and Administration
Total for General and Administration	$1,535,000
Total Expected Expenses	$4,179,000
Total Expected Capital Expenditures	$270,000
Total Expected Cash Expenditures	$4,449,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through June 30, 2018 will be approximately $4,361,000. As of June 30, 2017, we had cash reserves in the amount of approximately $2,592,000. During the six months ended June 30, 2017, we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $58,000 through the exercise of outstanding options under our 2007 Stock Option Plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share. We will require additional financing to complete our exploration plans and to continue our operations. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

•

Our management exercised cost cutting and cash preservation measures during 2016 for the purpose of extending the length of time that our cash position would allow us to continue operations. As part of these changes, compensation to our Chief Executive Officer, Douglas D.G. Birnie, Nanominerals Corp., and our independent board members had been deferred until such time as the Company had sufficient funds. These past due amounts were settled by the end of Q1 2017 with a combination of cash payments and exchange of debt for common stock as part of the above described equity transactions.

•	Our twelve month budget includes capital expenditures of $270,000; however, we do not have any purchase commitments for capital assets.

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

Six Month periods ended June 30, 2017 and 2016.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 5% to $506,291 during the six month period ended June 30, 2017 from $530,303 during the six month period June 30, 2016. The decrease is due to the abandoning of claims in Q3 of 2016 resulting in reduced claim maintenance fees and the removal of a rental generator onsite, partially offset by an increase in work performed by a third party consults.

Mineral exploration and evaluation expenses – related party decreased by 33% to $239,307 for the six month period ended June 30, 2017 from $357,348 for the six month period ended June 30, 2016. The decrease is due to reduced reimbursable metallurgy and travel expenses incurred by Nanominerals.

General and administrative expenses decreased by 19% to $1,343,171 for the six month period ended June 30, 2017 from $1,655,261 for the six month period ended June 30, 2016. The decrease is primarily the result of a reduction in stock based compensation and expenses. In Q1 2017, option and warrant modifications and inducements had little value due to already reduced exercise prices and short period to expiration. In Q1 2016, modifications were for a longer period of time resulting in more value.

Other Income (Expenses) decreased by 92% to $971 during the six month period ended June 30, 2017 from $11,914 during the six month period ended June 30, 2016. The change is due to increased interest expense related to convertible notes issued during Q2 and Q3 2016.

Net Income (Loss). The aforementioned factors resulted in a net loss of $2,247,445 or $0.01 per common share, for the six month period ended June 30, 2017, as compared with a net loss of $2,698,311, or $0.02 per common share, for the six month period ended June 30, 2016.

Three Month periods ended June 30, 2017 and 2016.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 8% to $247,783 during the three month period ended June 30, 2017 from $268,287 during the three month period June 30, 2016. The decrease is due to the abandoning of claims in Q3 of 2016 resulting in reduced claim maintenance fees and the removal of a rental generator onsite, partially offset by an increase in work performed by consulting firm

Mineral exploration and evaluation expenses – related party decreased by 26% to $105,000 for the three month period ended June 30, 2017 from $141,413 for the three month period ended June 30, 2016. The decrease is due to reduced reimbursable metallurgy and travel expenses incurred by Nanominerals.

General and administrative expenses increased by 61% to $544,257 for the three month period ended June 30, 2017 from $338,212 for the three month period ended June 30, 2016. The increase is due to the vesting expense related to the issuance of 8,070,000 options granted in December 2016. In addition, given that the accounting and financial reporting functions were put on hold in April 2016 pending financing, all services related to preparation and filing of forms 10Qs and 10K for periods Q1 2016 to Q1 2017 were performed in Q2 2017.

Other Income (Expenses) increased by 31% to $7,283 during the three month period ended June 30, 2017 from $5,545 during the three month period ended June 30, 2016.

Net Income (Loss). The aforementioned factors resulted in a net loss of $967,530 or $0.00 per common share, for the three month period ended June 30, 2017, as compared with a net loss of $826,023, or $0.00 per common share, for the three month period ended June 30, 2016.

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

We adopted ASU No. 2016-09 on January 1, 2017. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of the standard did not have a material impact on our financial position, results of operations or statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective beginning January 1, 2018.

In May 2017, the FASB issued ASU No. 2017-09, which clarifies diversity in practice in how companies account for a change to the terms or conditions of a share-based payment award. The update to the standard is effective beginning January 1, 2018, with early application permitted. We are evaluating the effect the guidance will have on its consolidated financial statements.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2017, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through June 30, 2018 will be approximately $4,361,000. This amount is substantially greater than our existing financial resources. As of June 30, 2017, the date of our most recently available consolidated financial statements, we had cash reserves in the amount of approximately $2,592,000. For the six months ended June 30, 2017, we raised $7,084,004 from the exercise of outstanding share purchase warrants, outstanding options granted under our 2007 Stock Option Plan, and the sale of shares in a private placement offering through a combination of cash payments and settlements of outstanding debts. We do not currently have sufficient financial resources to pay for our anticipated expenditures for the next twelve months. We will require substantial financing to maintain our operations and mineral properties and to complete our proposed exploration programs. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated.

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

Our long term assets at June 30, 2017 include mineral properties of $8,239,934 (December 31, 2016 - $8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

In January and February 2017, we issued a total of 600,000 shares upon the exercise of options granted under our 2007 Stock Option Plan. In March 2017, we issued an additional 500,000 shares upon the exercise of options granted under our 2007 Stock Option Plan. The shares were issued pursuant to the exemptions from registration provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

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

IRELAND INC.

Date:	August 14, 2017	By:	/s/ Douglas D.G. Birnie
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 14, 2017	By:	/s/ David Z. Strickler, Jr.
DAVID Z. STRICKLER, JR.
Chief Operating Officer, Interim Chief Financial Officer
and Interim Treasurer
(Principal Financial Officer and Principal Accounting
Officer)