Form 10-Q
period 2017-09-30
IRELAND INC.
filed 2017-11-14
CIK 1166338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
[   ] Yes        [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 10, 2017, the Registrant had 272,898,347 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Ireland,” and the “Company” mean Ireland Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IRELAND INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016

ASSETS

Current assets
Cash	$1,895,912	$56,359
Other receivables	15,558	2,279
Prepaid expenses	154,711	93,488

Total current assets	2,066,181	152,126

Property and equipment, net	1,006,736	749,753
Mineral properties	8,239,934	8,239,934
Reclamation bonds	1,115,267	1,115,153
Deposits	10,262	10,262

Total non-current assets	10,372,199	10,115,102

Total assets	$12,438,380	$10,267,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$100,367	$772,720
Accounts payable - related party	230,432	761,442
Accrued payroll and related taxes	95,087	170,673
Convertible notes, net of discount	-	139,967
Due to related party	23,290	1,060,290

Total current liabilities	449,176	2,905,092

Long-term liabilities
Asset retirement obligation	672,338	672,338

Total long-term liabilities	672,338	672,338

Total liabilities	1,121,514	3,577,430

Commitments and contingencies - Note 8

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 272,898,347 and 181,472,875 shares, respectively, issued and outstanding	272,898	181,471
Additional paid-in capital	75,612,097	67,960,874
Accumulated deficit	(64,568,129)	(61,452,547)

Total stockholders' equity	11,316,866	6,689,798

Total liabilities and stockholders' equity	$12,438,380	$10,267,228

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	237,089	229,741	743,380	760,043
Mineral exploration and evaluation expenses - related party	120,914	127,549	360,220	484,897
General and administrative	471,436	271,706	1,814,609	1,926,968
Depreciation	48,129	80,860	207,775	248,173
Abandonment of mineral rights	-	7,642,245	-	7,642,245

Total operating expenses	877,568	8,352,101	3,125,984	11,062,326

Loss from operations	(877,568)	(8,352,101)	(3,125,984)	(11,062,326)

Other income (expense)
Interest income	4,022	1,481	9,769	4,807
Rental income - related party	5,409	5,202	16,227	15,606
Interest expense	-	(9,836)	(15,594)	(11,652)

Total other income (expense)	9,431	(3,153)	10,402	8,761

Loss before income taxes	(868,137)	(8,355,254)	(3,115,582)	(11,053,565)

Income tax expense	-	-	-	-

Net loss	$(868,137)	$(8,355,254)	$(3,115,582)	$(11,053,565)

Loss per common share - basic and diluted	$(0.00)	$(0.05)	$(0.01)	$(0.06)

Weighted average common shares outstanding - basic and dilutive	272,898,347	181,472,875	249,735,572	176,637,200

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	158,697,875	$158,696	$66,406,028	$(49,116,868)	$17,447,856

Stock-based compensation	-	-	1,010,908	-	1,010,908

Exercise of Special Warrants, net	22,775,000	22,775	(23,150)	-	(375)

Issuance of warrants with convertible notes	-	-	20,000	-	20,000

Net loss, September 30, 2016	-	-	-	(11,053,565)	(11,053,565)

Balance, September 30, 2016	181,472,875	$181,471	$67,413,786	$(60,170,433)	$7,424,824

Balance, December 31, 2016	181,472,875	$181,471	$67,960,874	$(61,452,547)	$6,689,798

Stock-based compensation	-	-	402,521	-	402,521

Investor relations expense	-	-	97,000	-	97,000

Exercise of stock options	1,100,000	1,100	56,900	-	58,000

Exercise of stock warrants	38,455,921	38,458	3,038,016	-	3,076,474

Debt and accrued interest converted into shares	2,500,428	2,500	157,527	-	160,027

Issuance of common stock in private placement, $0.08 per share, net of $902 issuance fees	49,369,123	49,369	3,899,259	-	3,948,628

Net loss, September 30, 2017	-	-	-	(3,115,582)	(3,115,582)

Balance, September 30, 2017	272,898,347	$272,898	$75,612,097	$(64,568,129)	$11,316,866

See Accompanying Notes to These Consolidated Financial Statements

IRELAND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,115,582)	$(11,053,565)
Adjustments to reconcile loss from operations
to net cash used in operating activities:
Depreciation	207,775	248,173
Stock-based compensation	402,521	1,010,908
Abandonment of mineral rights	-	7,642,245
Investor relations expense	97,000	-
Amortization of debt discount	10,033	4,926
Changes in operating assets and liabilities:
Other receivables	(13,279)	3,266
Prepaid expenses	(61,223)	207,217
Reclamation bonds and other deposits	(114)	6,070
Accounts payable and accrued liabilities	(282,692)	1,079,123

Net cash used in operating activities	(2,755,561)	(851,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(464,758)	-

Net cash used in investing activities	(464,758)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	2,044,000	-
Proceeds from exercise of stock options and warrants	3,016,774	-
Advances due to related party	-	637,000
Proceeds from issuance of convertible notes	-	150,000
Financing issuance costs	(902)	(375)

Net cash provided by financing activities	5,059,872	786,625

NET CHANGE IN CASH	1,839,553	(65,012)

CASH AT BEGINNING OF PERIOD	56,359	103,343

CASH AT END OF PERIOD	$1,895,912	$38,331

SUPPLEMENTAL INFORMATION

Interest paid	$5,561	$2,986

Income taxes paid	$-	$-

Non-cash investing and financing activities:

Accounts payable, accrued liabilities and amounts due to related party settled with issuance of common stock at $0.08 per share	$1,998,230	$-

Accounts payable settled with issuance of common stock at $0.05 per share	$25,000	$-

Convertible notes and accrued interest converted into shares of common stock at $0.064 per share	$160,027	$-

Detachable warrants issued with convertible notes	$-	$20,000

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

Going concern - The accompanying consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company’s history of losses, working capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, it must raise additional equity or debt and implement cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

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

As of September 30, 2017, the Company had cumulative net losses of $64,568,129 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the nine month period ended September 30, 2017, the Company incurred a net loss of $3,115,582, had negative cash flows from operating activities of $2,755,561 and will incur additional future losses due to planned continued exploration expenses.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Potentially dilutive shares are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds its fair market value. 46,258,333 and 102,542,357 stock options and warrants were outstanding at September 30, 2017 and 2016, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017			December 31, 2016
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value

Furniture and fixtures	$61,405	$(61,011)	$394	$61,405	$(53,072)	$8,333
Computers and equipment	55,626	(47,815)	7,811	57,785	(46,548)	11,237
Land	30,000	-	30,000	30,000	-	30,000
Site improvements	2,925,731	(2,797,478)	128,253	2,925,731	(2,783,133)	142,598
Site equipment	2,641,306	(1,930,195)	711,111	2,179,803	(1,788,885)	390,918
Vehicles	23,595	(23,595)	-	23,595	(23,595)	-
Building	500,000	(370,833)	129,167	500,000	(333,333)	166,667

	$6,237,663	$(5,230,927)	$1,006,736	$5,778,319	$(5,028,566)	$749,753

Depreciation expense was $48,129 and $80,860 for the three month periods ended September 30, 2017 and 2016, respectively and $207,775 and $248,173 for the nine month periods ended September 30, 2017 and 2016, respectively.

3.	MINERAL PROPERTIES

Mineral properties – On February 20, 2008, the Company acquired a 100% interest in the Columbus Project by way of merger with Columbus Brine Inc. (“CBI”). Prior to the merger, the Company held a 15% interest in the Columbus Project by satisfying its option agreement requirements. Pursuant to the option assignment agreement, the Company granted and continues to have a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. At September 30, 2017 and December 31, 2016, mineral properties amounted to $8,239,934, respectively.

Reclamation bonds - The Company maintains required reclamation bonding with the BLM. As of September 30, 2017 and December 31, 2016, reclamation bonding amounted to $1,115,267 and $1,115,153, respectively.

Asset retirement obligation – The asset retirement obligation relates to the Columbus Project and amounted to $672,338 as of September 30, 2017 and December 31, 2016. The estimated costs were discounted using a credit adjusted risk-free interest rate of 4.25% and an inflation rate of 3.78%.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	CONVERTIBLE NOTES

During the year ended December 31, 2016, the Company entered into convertible note agreements in the amount of $150,000. During the nine month period ended September 30, 2017, all of the convertible notes and $10,027 of accrued interest were converted into shares of common stock at $0.064 per share.

5.	STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2017, stockholders’ equity activity consisted of the following:

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

Stock option exercises – During the nine month period ended September 30, 2017, the Company issued 1,100,000 shares of common stock from the exercise of stock options. Proceeds received from stock option exercises included $33,000 in cash and settlement of $25,000 of accounts payable.

During the nine month period ended September 30, 2016, stockholders’ equity activity consisted of the following:

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY (continued)

Warrants – The Company issued $150,000 of convertible notes during the nine month period ended September 30, 2016. As additional consideration, the Company issued 600,000 warrants exercisable for one additional share of common stock at $0.20 expiring 5 years from the date of issuance.

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

At September 30, 2017, the Company’s outstanding warrants issued in financing transactions consisted of the following:

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

Stock option plans - On March 27, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 6,000,000 shares of the Company’s common stock, subject to an increase each quarter equal to 15% of the increase in the total number of outstanding shares during the previous quarter, may be granted to officers, directors, employees and eligible consultants. As of September 30, 2017, the Company had granted 25,486,916 options under the Plan with a weighted average exercise price of $0.34 per option. 15,575,000 options were outstanding as of September 30, 2017.

Stock warrants - Upon approval from the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards – At September 30, 2017, the Company had options outstanding that vest on three different types of vesting schedules:

1.	Service-based;

2.	Performance-based; and

3.	Market-based.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The Company used the following assumptions to estimate the fair values of the options granted for the nine month periods ended:

	September 30,	September 30,
	2017	2016
Dividend yield	-	-
Expected volatility	117.37 – 148.20%	132.45% - 164.23%
Risk-free interest rate	0.52 – 1.48%	0.30 - 1.08%
Expected life (years)	0.10 – 2.10	0.00 – 3.20

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

During the nine month period ended September 30, 2017, stock based compensation activity was as follows:

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

The total expense related to the granting, vesting and modification of all stock-based compensation awards was $124,410 and $13,746 for the three month periods ended September 30, 2017 and 2016, respectively and $402,521 and $1,010,908 for the nine month periods ended September 30, 2017 and 2016, respectively. Such expenses are included in general and administrative expense and mineral exploration and evaluation expense on the consolidated statements of operations.

For the nine month period ended September 30, 2017, the Company received $58,000 from the exercise of stock options; the related tax benefit amounted to $26,600 and the intrinsic value was $76,000. For the nine month period ended September 30, 2016, no stock options were exercised.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2017:

				Weighted
		Weighted		Average
		Average		Remaining
		Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2016	31,562,197	$0.20	$0.41	2.92
Options/warrants granted	300,000	0.08	0.14	2.38
Options/warrants expired	(9,937,197)	0.35	0.59	-
Options/warrants exercised	(1,100,000)	0.41	0.05	-

Outstanding, September 30, 2017	20,825,000	$0.15	$0.33	3.59	$726,300

Exercisable, September 30, 2017	15,607,500	$0.13	$0.29	3.24	$551,925

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period ended in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting during the nine month period ended September 30, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested, December 31, 2016	11,350,000	$0.12
Granted	-	-
Expired	-	-
Vested	(6,132,500)	0.06

Unvested, September 30, 2017	5,217,500	$0.19

As of September 30, 2017, there was $124,410 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.48 years as of September 30, 2017.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INCOME TAXES

No income tax expense or benefit was recognized for the three or nine month periods ended September 30, 2017 or 2016. The effective tax rates of 0% differed from the U.S. statutory rate of 35% primarily due to valuation allowances on the Company’s net deferred tax assets due to the uncertainty of realizing those assets.

The overall effective income tax rate for the year could be different from the effective tax rate for the nine month period ended September 30, 2017. A summary of the Company’s deferred tax assets and liabilities and federal net operating loss carryforward are included in Note 8 “Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Lease obligations – The Company rents office space under an operating lease agreement. The lease expires in July 2021. The lease requires increases in future annual rental payments of 4% per year. Under the lease agreement, the Company is also required to pay monthly operating expenses of approximately $748. The following table represents future base rental payments for each of the years ending September 30,

2018	$56,089
2019	58,256
2020	60,475
2021	52,116

$226,936

Rental expense for office space was $15,996 and $15,170 for the three month periods ended September 30, 2017 and 2016, respectively and $47,266 and $46,017 for the nine month periods ended September 30, 2017 and 2016, respectively.

Columbus Project – Pursuant to the option assignment agreement dated March 30, 2007, as amended August 8, 2007, the Company granted a 5% net smelter return royalty to NMC, one of the principal stockholders of the Company. The Columbus Project is further discussed in Note 3.

Stand-by letter of credit – A financial institution has issued a stand-by letter of credit to the BLM for up to $100,000 on behalf of the Company. The stand-by letter of credit was issued to guarantee the Company’s compliance with reclamation bonding requirements. The letter of credit expires on June 24, 2018 and will be automatically renewed for one year periods unless either party elects not to renew. The Company is required to maintain a $100,000 certificate of deposit with the financial institution. The Company is also required to pay an annual fee of 2% of the total value of the letter of credit. As of September 30, 2017, no draws have been made on the letter of credit.

IRELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	CONCENTRATIONS

Concentration of credit risk - The Company maintains its cash accounts in financial institutions. Cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2017, the Company had $1,352,981 in excess of FDIC insured limits.

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

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Reimbursement of expenses	$15,914	$22,549	$45,220	$169,897
Consulting services provided	105,000	105,000	315,000	315,000

Mineral and exploration expense – related party	$120,914	$127,549	$360,220	$484,897

At September 30, 2017 and December 31, 2016, the Company owed $230,432 and $761,442, respectively, for NMC fees and reimbursements. During the first quarter of 2017, accounts payable of $731,800 were settled with the issuance of 9,147,500 shares of common stock at $0.08 per share and $25,000 of accounts payable were settled with issuance of 500,000 shares of common stock at $0.05 per share.

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

Searchlight Minerals Corp. (“SMC”) – The Company rents corporate office space on month-to-month terms to SMC. NMC is a shareholder in both the Company and SMC. Total rent income earned was $5,409 and $5,202 for the three month periods ended September 30, 2017 and 2016, respectively and $16,227 and $15,606 for the nine month periods ended September 30, 2017 and 2016, respectively. $10,818 was due from SMC as of September 30, 2017. No amounts were due from SMC as of December 31, 2016.

Accrued director fees settlement – During the first quarter of 2017, the Company settled $40,000 of accrued director fees with the issuance of 500,000 shares of the common stock at a price of $0.08 per share.

Former officers - Included in due to related parties are amounts due to former officers of the Company. At September 30, 2017 and December 31, 2016, the remaining amount due was $23,290.

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

RECENT CORPORATE DEVELOPMENTS

There were no significant corporate developments during our fiscal quarter ended September 30, 2017.

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

During the second quarter of 2017, pilot plant test runs to produce concentrates containing precious metals have continued, and ongoing laboratory extraction optimization work has successfully eliminated all but the last coating layer entombing gold and palladium particles. Final optimization tests for gold and palladium extraction are ongoing and are expected to continue during the fourth quarter of 2017.

Also during the second quarter of 2017, we installed a larger 50 kw furnace in the pilot plant, increasing the capacity of the pilot plant circuit. The pilot plant has been adjusted to produce electro-won concentrates containing entombed particles of gold, palladium and silver from 500 pound test runs.

Testing to remove the last coating has been successful in some instances and has shown some very positive test results, but the success is inconsistent. Work continues to achieve the consistency required in order to move forward with finalizing the extraction process. [   ]

Some of the recent tests have extracted the material from its coating to a point where it can be analyzed by standard fire assay. This is significant because fire assay is the industry standard analytical methodology, and the ability to demonstrate precious metals extraction via fire assay reduces the metallurgical risk for extraction.

Upon completion of these tests and extraction protocols, we will process approximately 500 lb. runs through the pilot plant and demonstrate the precious metals extraction process in the onsite laboratory. The length of time that a full extraction test run will take to complete has not yet been determined. [   ]

Readers are cautioned that third party chain of custody protocols were not observed during testing of the TPAC process (original TPAC process and modified TPAC process) and are not being observed during current onsite pilot plant scale testing as Company personnel are assisting in sample collection and preparation. We believe that, because the project site is comprised of alluvial soil, mineralization deposits are wide spread throughout the Columbus Project. However, the results of small scale laboratory testing of the TPAC process may not be representative of extraction rates for the rest of the North Sand Zone or the Columbus Project as a whole. In addition, in the past, we have encountered difficulties when attempting to translate extraction results achieved in laboratory conditions at the on-site pilot plant.

Readers are further cautioned that we have not yet established any proven or probable reserves. There is no assurance that we will be able to establish that any commercially extractable ore reserves exist on the Columbus Project or that we will enter into commercial production.

We anticipate spending approximately $4,790,000 on our exploration program and capital expenditures for the Columbus Project during the twelve months ending September 30, 2018.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our interim consolidated financial statements for the period ended September 30, 2017 included in this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position was as follows at September 30, 2017 and December 31, 2016:

	September 30,
	2017	December 31, 2016

Cash	$1,895,912	$56,359
Current liabilities	$449,176	$2,905,092
Accrued reclamation costs	$672,338	$672,338
Stockholders' equity	$11,316,866	$6,689,798

During the nine months ended September 30, 2017, our liquidity position was affected by the following:

•

Continued exploration stage losses of $3,115,582 for the nine months ended September 30, 2017. Significant non-cash expenses through this period included depreciation of $207,775, stock-based compensation of $402,521, and an investor relations expense of $97,000.

•

During the nine months ended September 30, 2017 we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $58,000 through the exercise of outstanding options under our 2007 stock option plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share.

•

The completion of equity transactions allowed us to purchase equipment totaling $464,758, and pay down or aid in settlement of accounts payable, accrued liabilities and amounts due to a related party by $2,305,922.

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

Our long-term assets at September 30, 2017 include mineral properties of $8,239,934 (December 31, 2016 $8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition cost of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

Looking Forward

We have budgeted for the following cash expenditures for the twelve months ending September 30, 2018:

Columbus Project
• Property Payments	$56,000
• Drilling Program and Mineralization Estimates	992,000
• Pilot Plant / Project Feasibility	1,842,000
Total for Columbus Project	$2,890,000
General and Administration
Total for General and Administration	$1,581,000
Total Expected Expenses	$4,471,000
Total Expected Capital Expenditures	$320,000
Total Expected Cash Expenditures	$4,791,000

During the next twelve months, we will continue to focus our efforts on developing the Columbus Project, resulting in the following expectations:

•

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through September 30, 2018 will be approximately $4,791,000. As of September 30, 2017, we had cash reserves in the amount of $1,895,912. During the nine months ended September 30, 2017, we raised gross proceeds of $3,076,474 through the exercise of outstanding warrants at a reduced exercise price of $0.08, $58,000 through the exercise of outstanding options under our 2007 Stock Option Plan and $3,949,530 through private placement sales of shares of our common stock at $0.08 per share. We will require additional financing to complete our exploration plans and to continue our operations. If we are unable to obtain additional financing, we will adjust our operating plan depending upon our existing financial resources.

•	Our twelve month budget includes capital expenditures of $320,000; however, we do not have any purchase commitments for capital assets.

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

Nine Month period ended September 30, 2017 and 2016.

Operating Expenses

Mineral exploration and evaluation expenses decreased by 2% to $743,380 during the nine month period ended September 30, 2017 from $760,043 during the nine month period September 30, 2016. The decrease is due to limited utilization of outside consultants.

Mineral exploration and evaluation expenses – related party decreased by 26% to $360,220 for the nine month period ended September 30, 2017 from $484,897 for the nine month period ended September 30, 2016. The decrease is due to reduced reimbursable metallurgy and travel expenses incurred by Nanominerals.

General and administrative expenses decreased by 6% to $1,814,609 for the nine month period ended September 30, 2017 from $1,926,968 for the nine month period ended September 30, 2016. The decrease is primarily the result of a reduction in stock based compensation and expenses. In Q1 2017, option and warrant modifications and inducements had little value due to already reduced exercise prices and short period to expiration. In Q1 2016, modifications were for a longer period of time resulting in more value.

Abandonment of mineral rights decreased to $0 for the nine month period ended September 30, 2017 from $7,642,245 during the nine month period ended September 30, 2016. Abandonment of Mineral Rights for 2016 represents our election on August 31, 2016 not to renew 328 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims.

Other Income (Expenses) increased by 19% to $10,402 during the nine month period ended September 30, 2017 from $8,761 during the nine month period ended September 30, 2016. The increase is due to all convertible notes being converted to equity in Q2 2017 resulting in less interest expense and an increase in the interest earned due to a significant increase in our interest bearing cash accounts.

Net Income (Loss). The aforementioned factors resulted in a net loss of $3,115,582 or $0.01 per common share, for the nine month period ended September 30, 2017, as compared with a net loss of $11,053,565, or $0.06 per common share, for the nine month period ended September 30, 2016.

Three Month period ended September 30, 2017 and 2016.

Operating Expenses

Mineral exploration and evaluation expenses increased by 3% to $237,089 during the three month period ended September 30, 2017 from $229,741 during the three month period September 30, 2016. The increase is due to work performed by a consulting firm to update the Reclamation Cost Estimate, partially offset by the abandoning of claims in Q3 of 2016 resulting in reduced claim maintenance fees.

Mineral exploration and evaluation expenses – related party decreased by 5% to $120,914 for the three month period ended September 30, 2017 from $127,549 for the three month period ended September 30, 2016. The decrease is due to reduced reimbursable metallurgy and travel expenses incurred by Nanominerals.

General and administrative expenses increased by 74% to $471,436 for the three month period ended September 30, 2017 from $271,706 for the three month period ended September 30, 2016. The increase is due to the vesting expense related to the issuance of 8,070,000 options granted in December 2016. In addition, given that the accounting and financial reporting functions were put on hold in April 2016 pending financing, no accounting fees were incurred in Q3 2016. In addition, a workers compensation refund was received in Q3 2016 but no refund was received in Q3 2017.

Abandonment of mineral rights decreased to $0 for the three month period ended September 30, 2017 from $7,642,245 during the three month period ended September 30, 2016. Abandonment of Mineral Rights for 2016 represents our election on August 31, 2016 not to renew 328 mineral claims that previously formed part of the Columbus Project by declining to pay the BLM maintenance fees for those claims.

Other Income (Expenses) increased by 399% to $9,431 during the three month period ended September 30, 2017 from ($3,153) during the three month period ended September 30, 2016. The increase is due to all convertible notes being converted to equity in Q2 2017 resulting in less interest expense and an increase in the interest earned due to a significant increase in our interest bearing cash accounts.

Net Income (Loss). The aforementioned factors resulted in a net loss of $868,137 or $0.00 per common share, for the three month period ended September 30, 2017, as compared with a net loss of $8,355,254, or $0.05 per common share, for the three month period ended September 30, 2016.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2017, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management anticipates that the minimum cash requirements for funding our proposed exploration programs and our continued operations through September 30, 2018 will be approximately $4,791,000. This amount is substantially greater than our existing financial resources. As of September 30, 2017, the date of our most recently available consolidated financial statements, we had cash reserves in the amount of approximately $1,895,912. For the nine months ended September 30, 2017, we raised $7,084,004 from the exercise of outstanding share purchase warrants, outstanding options granted under our 2007 Stock Option Plan, and the sale of shares in a private placement offering through a combination of cash payments and settlements of outstanding debts. We do not currently have sufficient financial resources to pay for our anticipated expenditures for the next twelve months. We will require substantial financing to maintain our operations and mineral properties and to complete our proposed exploration programs. In addition, actual costs of completing our exploration plans could be greater than anticipated and we may need additional financing sooner than anticipated.

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

Our long-term assets at September 30, 2017 include mineral properties of $8,239,934 (December 31, 2016 - $8,239,934). Amounts capitalized on our balance sheet for mineral properties reflect the acquisition costs of those properties. These amounts may not be reflective of fair market value, and may not be representative of the amount the Company could realize on a sale of its mineral properties or upon liquidation.

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

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles - Name Change from Merritt Ventures Corp. to Ireland Inc.(2)
3.3	Certificate of Change – 4-for-1 Stock Split.(3)
3.4	Bylaws.(1)
10.1	2007 Stock Incentive Plan.(4)
10.2	Non-Qualified Stock Option Agreement for Douglas D.G. Birnie.(5)
10.3	Non-Qualified Stock Option Agreement for David Z. Strickler, Jr.(5)
10.4	Non-Qualified Stock Option Agreement effective February 15, 2013 for Douglas D.G. Birnie.(6)
10.5	Non-Qualified Stock Option Agreement effective February 15, 2013 for David Z. Strickler, Jr.(6)
10.6	Non-Qualified Stock Option Agreement effective February 15, 2013 for Mark H. Brennan.(6)
10.7	Non-Qualified Stock Option Agreement effective January 17, 2014 for Douglas D.G. Birnie.(7)~~(7)~~
10.8	Non-Qualified Stock Option Agreement effective January 17, 2014 for David Z. Strickler, Jr.(7)
10.9	Non-Qualified Stock Option Agreement effective January 17, 2014 for Mark H. Brennan.(7)
10.10	Non-Qualified Stock Option Agreement effective April 1, 2015 for Douglas D.G. Birnie.(8)
10.11	Non-Qualified Stock Option Agreement effective April 1, 2015 for David Z. Strickler, Jr. (8)
10.12	Non-Qualified Stock Option Agreement effective April 1, 2015 for Mark H. Brennan. (8)
10.13	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for Douglas D.G. Birnie.
10.14	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for David Z. Strickler, Jr.
10.15	Non-Qualified Stock Option Agreement effective Dec. 27, 2016 for Mark H. Brennan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
99.1	Columbus Project Claims Summary. (9)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 18, 2002, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed April 12, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed April 30, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 5, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed August 26, 2011.
(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q, for the period ended March 31, 2015 filed May 15, 2015.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016, filed April 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRELAND INC.

Date: November 10, 2017	By:	/s/ DOUGLAS D.G. BIRNIE
DOUGLAS D.G. BIRNIE
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: November 10, 2017	By:	/s/ DAVID Z. STRICKLER, JR.
DAVID Z. STRICKLER, JR.
Chief Operating Officer, Interim Chief Financial Officer
and Interim Treasurer
(Principal Financial Officer and Principal Accounting
Officer)